Form 10QSB
period 1996-09-30
SPATIAL TECHNOLOGY INC
filed 1996-11-27
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from to                   to

                   Commission file number

                            SPATIAL TECHNOLOGY INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     84-1035353
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
               or organization)

    2425 55TH STREET, BUILDING A, BOULDER,
                   COLORADO                                       80301
   (address of principal executive offices)                     (Zip Code)

                                 (303) 449-0649
              (Registrant's telephone number, including area code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ______  No   __x____

     As of November 1, 1996, there were outstanding 7,357,642 shares of the Registrant's Common Stock (par value $0.01 per share).

 Transitional Small Business Disclosure Format (check one): Yes _____ No __x__

                            SPATIAL TECHNOLOGY INC.

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Consolidated Balance Sheets, December 31, 1995 and September 30, 1996.....    3
  Condensed Consolidated Statements of Operations, three and nine months ended
     September 30, 1995 and 1996......................................................    4
  Condensed Consolidated Statements of Cash Flows, three and nine months ended
     September 30, 1995 and 1996......................................................    5
  Notes to Consolidated Financial Statements..........................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................    7
PART II. OTHER INFORMATION............................................................   10
Signatures............................................................................   11

                 CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                                                          PRO FORMA(1)
                                                         DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                                             1995            1996             1996
                                                         ------------   -------------    -------------
                                                                         (UNAUDITED)      (UNAUDITED)
Current Assets:
  Cash and cash equivalents............................. $      153      $       475
  Accounts receivable, net of allowance of $34 and
     $122...............................................      1,893            1,911
  Prepaid expenses and other............................        179              174
                                                         ----------      -----------      ----------
          Total current assets..........................      2,225            2,560
Equipment, net..........................................        377              424
Purchased computer software, net........................        246              384
Prepaid stock issuance costs............................         --              315
                                                         ----------      -----------      ----------
                                                         $    2,848      $     3,683
                                                         ==========      ===========      ==========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes payable.........................................        500              130
  Accounts payable......................................        585              533
  Accrued royalties payable.............................        455              382
  Other accrued expenses................................        848            1,088
  Deferred revenue......................................      1,220            1,481
                                                         ----------      -----------      ----------
          Total current liabilities.....................      3,608            3,614
Notes payable...........................................                          98
                                                         ----------      -----------      ----------
                                                              3,608            3,712
                                                         ----------      -----------      ----------
Mandatory redeemable convertible preferred stock, $.01
  par value; 7,566,324 shares authorized; 6,381,473
  shares issued and outstanding; liquidation preference
  of $14,154,550........................................     14,155           14,155              --
Stockholders' deficit
  Common stock, $.01 par value; 20,000,000 shares
     authorized; 1,060,791 and 1,088,612, shares issued
     in 1995 and 1996, respectively, (5,188,210 shares
     pro forma).........................................         11               11              52
  Additional paid-in capital............................        183              419          14,533
  Accumulated deficit...................................    (14,872)         (14,524)        (14,524)
  Treasury stock at cost; 250,000 shares of common
     stock..............................................       (176)              --              --
  Foreign currency translation adjustment...............        (61)             (90)            (90)
                                                         ----------      -----------      ----------
          Total stockholders' deficit...................    (14,915)         (14,184)            (29)
Commitments and contingency
                                                         ----------      -----------      ----------
                                                         $    2,848      $     3,683
                                                         ==========      ===========      ==========

---------------

(1) Reflects the conversion of all preferred shares into 4,099,598 common shares upon the completion of the initial public offering declared effective by the Securities and Exchange Commission on October 17, 1996. (See Note B.)

          See accompanying notes to consolidated financial statements.

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS
                                                                ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          -----------------     -----------------
                                                           1995       1996       1995       1996
                                                          ------     ------     ------     ------
Revenue:
  License fees..........................................  $1,173     $1,462     $3,559     $3,810
  Royalties.............................................     234        400        861      1,628
  Maintenance and training..............................     652        745      1,925      2,206
                                                          ------     ------     ------     ------
          Total revenue.................................   2,059      2,607      6,345      7,644
                                                          ------     ------     ------     ------
Cost of sales:
  License fees..........................................      73        122        194        270
  Royalties.............................................      31         39        112        152
  Maintenance and training..............................     118         27        215        169
                                                          ------     ------     ------     ------
          Total cost of sales...........................     222        188        521        591
                                                          ------     ------     ------     ------
Gross margin............................................   1,837      2,419      5,824      7,053
                                                          ------     ------     ------     ------
Operating expenses:
  Sales and marketing...................................     684        899      2,190      2,573
  Research and development..............................     796        984      2,291      2,897
  General and administrative............................     256        329        916      1,096
                                                          ------     ------     ------     ------
          Total operating expenses......................   1,736      2,212      5,397      6,566
                                                          ------     ------     ------     ------
          Earnings (loss) from operations...............     101        207        427        487
Other income (expense)
  Interest income.......................................       5          6         17         18
  Interest expense......................................     (20)       (13)       (60)       (77)
  Other, net............................................       3         10          1         11
                                                          ------     ------     ------     ------
          Total other income (expense)..................     (12)         3        (42)       (48)
                                                          ------     ------     ------     ------
          Earnings before income taxes..................      89        210        385        439
Income tax expense......................................      18         46        115         91
                                                          ------     ------     ------     ------
          Net earnings..................................  $   71     $  164     $  270     $  348
                                                          ======     ======     ======     ======
Pro forma earnings per common share(1)..................  $ 0.01     $ 0.03     $ 0.05     $ 0.07
                                                          ======     ======     ======     ======
Pro forma weighted average number of common shares and
  common equivalent shares outstanding (1)..............   5,207      5,346      5,208      5,317
                                                          ======     ======     ======     ======

---------------

(1) Reflects the conversion of all preferred shares into 4,099,598 common shares upon the completion of the initial public offering declared effective by the Securities and Exchange Commission on October 17, 1996. (See Note B.)

          See accompanying notes to consolidated financial statements.

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                                          1995          1996
                                                                          -----         -----
Cash flows from operating activities
Net earnings............................................................  $ 270         $ 348
  Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
     Depreciation and amortization......................................    125           176
     Common stock issued for services...................................     --            20
     Changes in operating assets and liabilities:
       Accounts receivable..............................................     58           (18)
       Prepaid expenses and other.......................................    (32)            5
       Accounts payable.................................................    143           (52)
       Accrued expenses.................................................   (164)          167
       Deferred revenue.................................................   (347)          261
                                                                          -----         -----
          Net cash provided by operating activities.....................     53           907
                                                                          -----         -----
Cash flows from investing activities:
  Additions to equipment................................................   (148)         (161)
  Additions to purchased computer software..............................     --          (200)
                                                                          -----         -----
          Net cash used by investing activities.........................   (148)         (361)
                                                                          -----         -----
Cash flows from financing activities:
  Principal payments on notes payable and capital leases................     (7)         (522)
  Proceeds from notes payable...........................................     --           250
  Proceeds from exercise of common stock options and warrants...........     35           392
  Prepaid stock offering expenses.......................................     --          (315)
                                                                          -----         -----
          Net cash provided (used) by financing activities..............     28          (195)
                                                                          -----         -----
Foreign Currency translation adjustment affecting cash..................    (22)          (29)
                                                                          -----         -----
          Net increase (decrease) in cash and cash equivalents..........    (89)          322
Cash and cash equivalents at beginning of period........................    288           153
                                                                          -----         -----
Cash and cash equivalents at end of period..............................  $ 199         $ 475
                                                                          =====         =====
Supplemental disclosures:
  Cash paid for interest................................................  $  30         $  34
                                                                          =====         =====
  Cash paid for income taxes............................................  $ 117         $  91
                                                                          =====         =====

          See accompanying notes to consolidated financial statements.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996

A. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the condensed consolidated interim financial statements, when read in conjunction with the Company's consolidated financial statements as of December 31, 1995 and the notes thereto, included in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on October 17, 1996 (Registration No. 333-5416-D), are adequate to make the information presented not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

B. INITIAL PUBLIC OFFERING

     In October 1996, the Company completed an initial public offering (the "Offering") of 3,000,000 shares of common stock. The Offering consisted of 2,100,000 shares sold by the Company and 900,000 shares sold by existing stockholders, at a price of $5.00 per share. Net proceeds to the Company were approximately $8,850,000, after deducting underwriting discounts and commissions and other offering expenses.

C. NOTES PAYABLE

     As of December 31, 1995, the Company had $500,000 outstanding on a revolving line of credit with a bank providing for maximum borrowings of $500,000 through April 30, 1996. Advances under the line of credit were secured by accounts receivable and substantially all the assets of the Company, and bore interest at the bank's prime rate plus 2%. Subsequent to December 31, 1995, borrowings under the line of credit were converted into advances under an accounts receivable factoring agreement. In July 1996, the Company amended this revolving line of credit. The amended line of credit bears interest at the bank's prime rate plus 1.75% and matures in June 1997. As of September 30, 1996, the Company had no borrowings under this line of credit. The Company also obtained equipment financing for $250,000 in July 1996, bearing interest at the bank's prime rate plus 2.25% and due in June 1998. This note was paid in full in October 1996.

     In January 1996, a bank provided a revolving line of credit for $125,000 secured by a guarantee from an existing stockholder. Advances under the line of credit were secured by accounts receivable and substantially all the assets of the Company, bore interest at the bank's prime rate plus 1% per annum an matured on June 30, 1996. In February 1996, the Company issued a promissory note for $100,000 to an exiting stockholder. The note bore interest at 10% per annum and matured on June 30, 1996. Borrowings under the line of credit and promissory note were paid in full in June 1996.

D. EARNINGS PER SHARE

     Pro forma earnings per share is computed using the weighted average number of shares of common and common equivalent shares resulting from outstanding options, and reflects the conversion of all preferred shares into 4,099,598 common shares upon completion of the initial public offering discussed in Note
B. Fully diluted earnings per share is the same as primary earnings per share.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the quarter ended September 30, 1996 increased 27% to $2,607,000 from $2,059,000 reported for the quarter ended September 30, 1995. This increase resulted from increased revenue in each revenue category. License fees increased 25% to $1,462,000 for the third quarter of 1996 from $1,173,000 reported in the third quarter of 1995. Royalties increased 71%, growing to $400,000 for the third quarter of 1996 from $234,000 for the same quarter in 1995. One customer accounted for $123,000 of the increased royalty revenue for the third quarter of 1996 as compared to the third quarter of 1995. Maintenance and training revenue increased 14% to $745,000 for the quarter ended September 30, 1996 as compared to $652,000 reported for the quarter ended September 30, 1995. International revenue represented 57% of total revenue for the third quarter of 1996 as compared to 53% for the third quarter of 1995.

     Total revenue for the nine month period ended September 30, 1996 increased 20%, growing to $7,644,000 from $6,345,000 reported in the comparable prior year period. License fees increased 7% to $3,810,000 as compared to $3,559,000 reported in prior year. Royalty fees increased 89% for the nine month period ended September 30, 1996 as compared to the comparable prior year period, growing to $1,628,000 from $861,000. Increased royalty revenue reflects increased shipments by customers of software applications incorporating the Company's products. Three customers accounted for $370,000, $200,000 and $100,000, respectively, of the increase in royalty revenue in the nine months ended September 30, 1996 as compared to the same period in 1995. Maintenance and training revenue increased 15% to $2,206,000 for the nine month period ended September 30, 1996 as compared to $1,925,000 reported in the comparable prior year period. This increase reflects the Company's increased customer base. International revenues represented 48% of total revenue for the nine month period ended September 30, 1996, as compared to 53% for the corresponding period in 1995.

  Cost of Sales

     Cost of sales consists of royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased 15% to $188,000 for the quarter ended September 30, 1996 from $222,000 reported in the comparable prior year period. The decrease reflects lower manufacturing costs as a result of the Company's transition to CD-ROM based media as its primary media format and on-line documentation. This decrease is partially off-set by increased royalty expense and amortization of purchased computer software. Total cost of sales increased 13% to $591,000 for the nine months ended September 30, 1996 from $521,000 for the same period in 1995. The increase is due to higher royalty expense and purchased software amortization, partially off-set by lower manufacturing costs. As a percent of total revenue, cost of sales decreased to 7% for the quarter ended September 30, 1996 from 11% reported for the comparable period in 1995. For each of the nine month periods ended September 30, 1996 and 1995, cost of sales was 8% of total revenue.

  Operating Expenses

     Sales and marketing expense increased 31% to $899,000 for the fiscal quarter ended September 30, 1996 as compared to $684,000 reported in the fiscal quarter ended September 30, 1995. For the nine month period ended September 30, 1996 sales and marketing expense increased 17% to $2,573,000 from $2,190,000 reported for the same period in 1995. For both periods, the increase is attributable to increased staffing, commission expense and promotional activity needed to support increased revenue. As a percent of total revenue, sales and marketing expense increased slightly to 34% for the quarter ended September 30, 1996 as compared to 33% for the comparable prior year period. For the nine month period ended September 30, 1996 sales and marketing expenses as a percent of total revenue decreased slightly to 34% from 35% for the same period in 1995.

     Research and development expense increased 24% to $984,000 for the quarter ended September 30, 1996 from $796,000 reported in the same prior year quarter. The increase is primarily due to increased staffing in support of growing development efforts. As a percent of total revenue, research and development decreased slightly to 38% for the quarter ended September 30, 1996 from 39% for the comparable prior year quarter. For the nine month period ended September 30, 1996 research and development expense increased 26% to $2,897,000 from $2,291,000 reported in the comparable prior year period. The increase is due to increased staffing, as well as increased utilization of contract programmers by the Company. As a percent of total revenue, research and development expense increased to 38% for the nine month period ended September 30, 1996 as compared to 36% for the comparable prior year period. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General & administrative expense increased 29% to $329,000 for the quarter ended September 30, 1996 from $256,000 reported for the same quarter in 1995. For the nine month period ended September 30, 1996 general and administrative expense increased 20% to $1,096,000 from $916,000 reported in the comparable prior year period. For both periods the increase is attributable to increased staffing in support of increased operations. As a percent of total revenue, general and administrative expense increased slightly to 13% for the third quarter of 1996 as compared to 12% for the third quarter of 1995. For each of the nine month periods ended September 30, 1996 and 1995, general and administrative expense was 14% of total revenue.

  Other Income (Expense), net

     Other income increased to $3,000 for the quarter ended September 30, 1996 as compared to an expense of $12,000 reported for the quarter ended September 30, 1995. Increased other income reflects lower interest expense in the third quarter of 1996 as compared to the third quarter of 1995. For the nine month period ended September 30, 1996 other expense increased slightly to $48,000 from $42,000 reported in the comparable prior year period.

  Income Tax Expense

     Income tax expense increased to $46,000 for the fiscal quarter ended September 30, 1996 from $18,000 reported for the same quarter in 1995. For the nine month period ended September 30, 1996, income tax expense decreased to $91,000 as compared to $115,000 reported for the comparable prior year period. Income tax expense for these periods included only withholding taxes on foreign sales, as the Company was able to offset tax expense related to domestic operations through the reduction in the valuation allowance for deferred tax assets related to the Company's net operating loss carryforward.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced in the past and expects to continue to experience significant fluctuations in quarterly operating results due to a number of factors that are difficult to forecast, including, among others, the volume of orders received within a quarter, demand for the Company's products, the product mix purchased by the Company's customers, competing capital budget considerations of the Company's customers, introduction and enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors and general economic conditions. Due to the foregoing factors, it is possible that the Company's operating results for some future quarters may fall below the expectations of securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

     In October 1996, the Company completed its initial public offering and its common stock began trading on the American Stock Exchange under the symbol "STY." Through the offering, the Company sold

2,100,000 shares of its common stock for net proceeds of approximately $8,850,000, based on the initial public offering price of $5.00 per share and after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from the initial public offering have been used to reduce certain liabilities of the Company outstanding at September 30, 1996, totaling approximately $625,000. Such liabilities included outstanding notes payable and other accrued liabilities.

     As of September 30, 1996, the Company had $475,000 in cash and cash equivalents. Cash and cash equivalents increased $322,000 for the nine months ended September 30, 1996, as compared to a decrease in cash and cash equivalents of $89,000 for the comparable prior year period. For 1996 cash provided by operating activities was partially offset by cash used by investing and financing activities.

     Net cash provided by operating activities increased to $907,000 for the nine month period ended September 30, 1996 as compared to $53,000 for the same nine month period in 1995. 1996 operating cash reflects increased deferred revenue and accrued expenses, partially offset by decreased accounts payable and increased accounts receivable. Net cash provided by operating activities in 1995 includes net earnings, depreciation and amortization, and increased accounts payable, partially offset by decreased deferred revenue and accrued expenses.

     Net cash used by investing activities was $361,000 for the nine month period ended September 30, 1996 as compared to $148,000 in the same 1995 period. Both nine month periods reflect cash used for capital equipment purchases, and 1996 includes $200,000 used for investments in purchased computer software.

     Net cash used by financing activities was $195,000 for the nine months ended September 30, 1996, reflecting cash used for principal payments on notes payable and prepaid offering expenses, partially offset by proceeds from issuance of stock in connection with the exercise of common stock options and warrants and proceeds from notes payable. Net cash provided by financing activities in the nine month period ended September 30, 1995 in the amount of $28,000 was due to proceeds from issuance of stock in connection with the exercise of common stock options and warrants, partially offset by principal payments on capital leases.

     The Company has a revolving line of credit with a bank providing for maximum borrowings of $500,000 through June 1997. The line of credit bears interest at the bank's prime rate plus 1.75%. As of September 30, 1996, the Company had no borrowings under this line of credit. The Company also obtained equipment financing for $250,000 in July 1996, bearing interest at the bank's prime rate plus 2.25% and due in June 1998. This note was paid in full in October 1996.

     The Company believes that the net proceeds from the initial public offering, together with existing credit facilities and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

     None

Item 2. Changes in Securities:

     None

Item 3. Defaults on Senior Securities:

     Not Applicable

Item 4. Submission of Matters to Vote of Security Holders:

     None

Item 5. Other Information:

     None

Item 6. Exhibits and Reports on Form 8-K:

     a) Exhibits

           27 -- Financial Data Schedule

     b) Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned threunto duly authorized.

                                            Spatial Technology Inc.

Date November 26, 1996                      /s/  MARK C. VELLEQUETTE
                                            ------------------------------------
                                            Mark C. Vellequette
                                            Vice President, Finance and
                                            Administration and Secretary
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER               DESCRIPTION
       -------              -----------
          27         -- Financial Data Schedule