Form 10KSB40
period 1996-12-31
SPATIAL TECHNOLOGY INC
filed 1997-03-21
CIK 852437

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                  COMMISSION FILE NUMBER 0-288-42
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES ACT OF 1934
         FOR THE TRANSITION PERIOD           TO           .

                             ---------------------

                            SPATIAL TECHNOLOGY INC.
                 (Name of Small Business Issuer in its charter)

                   DELAWARE                                      84-1035353
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

              2425 55TH STREET, SUITE 100, BOULDER, COLORADO 80301 (Address of principal executive offices, including zip code)

                                 (303) 449-0649
                (Issuer's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, $.01
                                   PAR VALUE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year were: $9,573,000.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer was $15,571,000 as of February 28, 1997.*

     The number of shares of Common Stock outstanding was 7,429,799 as of February 28, 1997. Transitional Small Business Disclosure Format. Yes [X] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the Issuer's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1996. Also incorporated by reference is the Company's Registration Statement on Form SB-2, File No. 333-5416-D, as amended.
---------------

* Excludes 3,537,023 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer, or that such person is controlled by or under common control with the Issuer.
================================================================================

                            SPATIAL TECHNOLOGY INC.

                          ANNUAL REPORT OF FORM 10-KSB
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Description of Business.....................................    1
Item 2   Description of Property.....................................    6
Item 3   Legal Proceedings...........................................    6
Item 4   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5   Market for Common Equity and Related Stockholder Matters....    8
Item 6   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
Item 7   Financial Statements........................................   20
Item 8   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................   34

                                 PART III
Item 9   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.......................................................   34
Item 10  Executive Compensation......................................   34
Item 11  Security Ownership of Certain Beneficial Owners and
           Management................................................   34
Item 12  Certain Relationships and Related Transactions..............   34
Item 13  Exhibits, Lists and Reports on Form 8-K.....................   35

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Spatial Technology Inc. (Spatial or the Company) was incorporated under the laws of the State of Delaware on July 7, 1986 to design, develop, and market 3D modeling software. Spatial has three wholly owned subsidiaries, Spatial Technology Ltd., Spatial Technology GmbH, and Spatial Technology K.K. located in England, Germany, and Japan, respectively, that assist in the sales and licensing of the Company's products.

     The Company is a leading developer of three dimensional modeling software. The Company licenses its 3D modeling software to software developers, enabling them to incorporate advanced 3D modeling functionality into their applications. The Company's 3D modeling software is designed as an open, component-based software technology that is compatible with a variety of platforms. The Company's ACIS 3D modeling software products provide core 3D modeling capability for numerous commercial CAD software applications. In addition, the Company's 3D modeling software is licensed by leading universities and research institutions.

     The Company expects the rapid growth of personal computers with advanced 3D capabilities to open significantly broader markets for 3D modeling software, including virtual reality, animation, interactive entertainment, architecture, film and video, Web site design and a variety of other interactive desktop applications. The Company has recently licensed its 3D modeling software to developers in emerging 3D markets, including virtual reality, architecture, animation and professional film making. The Company's 3D solid modeling software has a relatively compact and rich data representation, which the Company believes provides it with a significant competitive advantage for low-bandwidth applications, such as intranets and the Internet.

     To leverage its existing 3D modeling technology and broaden the use of ACIS-based applications, the Company has introduced a 3D modeling software toolkit, 3D Building Blox, targeted at visual programming developers in the first quarter of 1997. 3D Building Blox provides easy-to-use 3D modeling tools, enabling visual programmers to incorporate 3D capabilities into their applications. The toolkit is fully compatible with Microsoft's ActiveX technology and can be used with other visual programming languages such as Visual Java and Delphi.

THREE DIMENSIONAL MODELING OVERVIEW

     3D modeling refers to the ability to create and modify 3D objects on a computer and manipulate those objects by moving, sizing, rotating, stretching, intersecting and performing other operations on them. 3D solid modeling uses mathematical definitions of edges, surfaces and volumes and, in addition, may integrate other physical attributes such as density, hardness, dimensions and light reflectance to model an object. As a result, 3D applications employing solid models incorporate more accurate, lifelike and intuitive modeling capabilities than other modeling technologies.

     Historically, CAD has been the primary market for 3D modeling software, and the use of 3D modeling for CAD applications has become widespread. Today, 3D modeling software is extending beyond the CAD market and is increasingly affecting the way people communicate, work, learn and play. Emerging markets for 3D modeling software include virtual reality, animation, interactive entertainment, architecture, film and video, Web site design and a variety of other interactive desktop applications.

PRODUCTS AND TECHNOLOGY

     The Company designs, develops and markets 3D modeling software, which incorporates a solid modeling engine and component extensions. The ACIS 3D modeling engine is used for the creation, definition and manipulation of 3D shapes, while component extensions enhance the modeling engine and provide optional functionalities. In 1994, the Company introduced the ACIS 3D Toolkit, which includes a suite of component extensions packaged with the modeling engine. This packaging allows developers to quickly produce prototype applications, greatly reducing their development costs and time to market.

     The Company's 3D modeling software is designed as an open, component-based software technology that is compatible with a variety of platforms. Open architecture allows applications developers to integrate the ACIS 3D modeling engine and component extensions to mix and match "best of breed" applications and tools in order to better address the requirements of specific markets, products and applications and allows end-users to share 3D models generated with different ACIS-based applications.

  ACIS 3D MODELING ENGINE

     The ACIS 3D modeling engine enables solid, surface and wire-frame modeling in a single modeling environment. The ACIS 3D modeling engine uses a solid modeling technique known as analytic and spline-based modeling, which is a means of precisely representing the characteristics of a 3D model using mathematical definitions of edges, surfaces and volumes and, in addition, may integrate other physical attributes such as density, hardness, dimensions and light reflectance. This technique offers greater precision than competing 3D modeling techniques, such as wire-frame and surface modeling techniques, and is better at producing complex objects with smooth flowing lines, resulting in richer, more robust models. The completeness of ACIS 3D solid models allows software applications to calculate other attributes such as strength, center of gravity, mass, flexibility and momentum. As a result, 3D applications employing ACIS 3D models can incorporate lifelike and intuitive operations for building and manipulating 3D shapes. In addition, because the ACIS 3D modeling engine defines 3D shapes using mathematical formulas, the resulting 3D models have relatively compact data requirements for transmission of rich 3D content, which the Company believes provides it with significant competitive advantages for low bandwidth environments such as intranets and the Internet.

  ACIS 3D TOOLKIT

     The ACIS 3D Toolkit has been designed for rapid, low cost development of 3D applications and is currently the primary packaging for delivery of the ACIS 3D modeling engine. The ACIS 3D Toolkit consists of the ACIS 3D modeling engine and a suite of component extensions that make it easy to create, manipulate, visualize and interact with 3D models and develop prototype applications. Component extensions include geometry construction, which facilitates the creation of geometric shapes, graphical interaction, a graphical user interface for modeling, and basic rendering, which applies shading, coloring and other visual features to the model. The componentry of the ACIS 3D Toolkit provides a powerful LISP-based scripting language allowing the Company's customers to quickly create and prototype ACIS-based 3D applications. Applications developers may also utilize an Applications Procedural Interface and direct C++ access to integrate the functionality of the ACIS 3D modeling software directly into their 3D applications. The ACIS 3D Toolkit has also been designed to enable developers to integrate common graphical user interface (GUI) tools into their ACIS-based 3D applications.

     The Company offers its customers development licenses for the ACIS 3D Toolkit which range in price depending on the range of functionality and distribution rights. Optional maintenance services, including product updates, are available for an annual fee. In addition, most licensees are required by their license agreements to pay royalties typically based on a percentage of the net revenue generated by their sales of applications incorporating ACIS-based products.

  OPTIONAL COMPONENT EXTENSIONS

     In addition to the component extensions packaged with the ACIS 3D Toolkit, the Company offers a series of optional component extensions that increase the functionality of the ACIS 3D Toolkit. The introduction of new component extensions by the Company allows it to market new products to new and existing customers. The open architecture of the ACIS 3D modeling technology also enables licensees to integrate additional functionality through independently developed ACIS-compatible component extensions. Optional component extensions are priced separately from the ACIS 3D Toolkit. Examples of component extensions recently released by the Company include:

     - Advanced blending. Advanced blending allows a user to seamlessly connect or "blend" two or more different curves or surfaces. This component extension was developed to meet the advanced design requirements necessary for consumer product, automotive and aerospace design, where smooth, flowing surfaces are critical.

     - Deformable surfaces. Deformable surfaces allows users to interactively shape a model by applying forces and pressures much the same as a sculptor would shape clay. This component extension has applications in 3D markets where natural aesthetics and intuitive modeling are required, such as consumer product design, animation, film making and graphic arts.

     - Local operations. Local operations is an advanced editing tool that allows developers to easily modify features of a model after it has been constructed. For example, features such as holes can be moved around on a model or removed completely. This component extension has broad applications throughout CAD and particularly in manufacturing design.

     - Mesh surfaces. Mesh surfaces provides an alternative method for modeling a surface in ACIS. The mesh surface represents a surface as a simple collection of small triangular patches. This simplified approach enables the mesh surface to model much larger surfaces than alternative approaches.

     - Shelling. Shelling offers the ability to convert a solid volume to a thin-walled volume by "shelling" out the inside of an object. Since it is usually faster to model an object as a solid volume and then remove the interior contents, shelling reduces design time. For example, this component extension can be used to design thin-walled plastic parts, such as a computer monitor casing or a telephone handset.

  3D BUILDING BLOX

     To leverage its ACIS 3D modeling technology and broaden the use of ACIS-based applications, the Company has introduced 3D Building Blox targeted at visual programming developers. This toolkit is packaged and delivered to developers as an ActiveX control. The Company believes 3D Building Blox does not compete with the ACIS 3D Toolkit since it will not allow direct access to the modeling engine and will have a reduced set of procedural interfaces, limiting the functionality to those functions appropriate for the visual programming market. There can be no assurances that the Company will be successful in further developing and marketing 3D Building Blox. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Dependence on New Products; Delays in Product Releases; Potential Product Errors" and "-- Risks Associated with the Visual Programming Market."

     3D Building Blox enables developers to create 3D models using basic geometry construction and will provide the ability to import and export models generated by other applications built using the Company's 3D modeling software. The product also supports real-time rendering, texture mapping and model manipulation and will include capabilities such as virtual walk-throughs and animation. The product is delivered with several sample applications that serve as templates for basic modeling, rendering and object manipulation functions, easing application development.

CUSTOMERS

     The Company's customer base of over 350 licensees generally falls into one of three categories: (i) software application developers who create ACIS-based commercial products, (ii) major companies which use the Company's 3D modeling software for internal purposes and (iii) leading universities and research institutions. Software application developers represent the majority of the Company's current customer base and revenue. The Company's sales to developers using the ACIS 3D modeling software for internal purposes are important because they create demand for ACIS 3D modeling technology by encouraging commercial software developers to produce ACIS-compliant applications. In addition, universities and research institutions have initiated design ideas incorporated by the Company and use the software to educate students in ACIS 3D modeling technology.

     In order to encourage the adoption of the ACIS 3D modeling technology by the CAD market, in June 1991 the Company entered into a strategic relationship with Autodesk. Pursuant to the Company's agreements with Autodesk, the Company granted a perpetual nonexclusive license of the ACIS 3D modeling engine for use in Autodesk's family of products. Autodesk has paid the Company an initial license fee and is required to pay the Company royalties on a quarterly basis for products sold which incorporate the Company's ACIS 3D modeling software. In addition, Autodesk is required to pay maintenance fees which entitle Autodesk to license product upgrades as they are released. Either party may terminate upon material breach of the agreement. During 1994 and 1996 Autodesk accounted for 11% and 13%, respectively, of total revenue.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its continued growth will depend in large part on its ability to maintain and enhance its current products, develop new products and maintain technological competitiveness. The Company has built a development group with specialized expertise in geometric modeling techniques, advanced mathematics and C++ programming techniques. During 1994, 1995 and 1996 research and development expenses were $3.2 million, $3.1 million and $3.9 million, respectively.

     To maintain and improve its competitive position, the Company is committed to providing its customers technological innovations and product upgrades. In March 1996, the Company introduced the ACIS 2.0 version of its ACIS 3D modeling engine, together with the release of five new optional component extensions. The Company released ACIS 2.1 in September 1996 which enhanced the functionality of the five component extensions released in March 1996.

     The Company identifies customer requirements for product enhancements and new products through an analysis of current customer requests communicated through the Technical Support Department and new customer requests communicated through the Sales and Marketing Department. In order to enhance the level of communication with its customers, the Company holds an annual developer conference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on New Products; Delays in Product Releases; Potential Product Errors."

     The Company augments its internal development capabilities through a network of development partners possessing geometric modeling expertise. The Company has development relationships with recognized leaders in 3D modeling. The Company typically co-owns the technology with the development partner and has the exclusive right to market and distribute that technology.

     The Company also resells certain rendering component extensions from other third party software developers. Although the Company has a license to distribute these products, ownership of this software is retained by the developer and there can be no assurance that the Company will be able to control the development of such extensions.

SALES, MARKETING AND DISTRIBUTION

     To date, the Company has focused its sales, marketing and distribution efforts primarily on the CAD market. Recently, the Company has marketed and sold its 3D modeling software to emerging 3D markets including architecture, animation and professional film making, virtual reality, and interactive entertainment. The Company markets its products to application developers worldwide through a direct sales force serviced by the Company's Boulder, Colorado facility and its sales offices in Monchengladbach, Germany and Tokyo,

Japan. In 1996, the majority of the Company's sales were for the ACIS 3D Toolkit and approximately 49% of the Company's sales were to customers outside the United States.

     The Company's sales cycle for new customers of its ACIS 3D Toolkit is generally three to nine months. Following identification of a prospect, the Company trains prospects in design and programming techniques. The sales cycle then entails a preliminary agreement which, for a fee, entitles the customer to a one to three month limited license primarily for product evaluation. Following a satisfactory evaluation, the Company typically licenses the ACIS 3D modeling software on a non-exclusive, perpetual use basis. The Company generally ships products as orders are received and, therefore, has little or no backlog, See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Fluctuations in Quarterly Results.

     The market for 3D Building Blox has significantly different characteristics than the Company's existing markets. Visual programmers are often individuals or businesses which do not require direct access to the ACIS 3D modeling engine and its comprehensive functionality. Accordingly, the Company's current application developer licensing model, which grants licenses for direct access to the modeling engine and its complete set of procedural interfaces, is not appropriate for the visual programming market. The Company believes that some of the visual programming licensees will eventually wish to acquire rights to functionality not currently available in 3D Building Blox. These visual programmers would be required to upgrade their license to a ACIS 3D Toolkit license, requiring additional license fees and maintenance payments to the Company.

     The Company believes that the software developers targeted for 3D Building Blox typically purchase a substantial number of tools and products through a variety of visual programming catalogues and over the Internet. Accordingly, the Company initially anticipates marketing 3D Building Blox through leading catalog distributors and through advertising, feature story writing for visual programming trade publications and attendance at key visual programming conferences.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that customer service and support is critical to the success of its products. Customer phone calls or e-mails are answered and managed by support professionals who review customer communications with the appropriate development group and coordinate the response to the customer.

     As part of its licensing arrangements for the ACIS 3D Toolkit, the Company offers maintenance services including technical updates and product support. To date, a majority of customers have purchased these maintenance services which are offered on a renewable basis for an annual fee. These services allow customers full access to the ACIS 3D modeling technology they have licensed including all new releases, telephone support and other support required to utilize the Company's products effectively.

COMPETITION

     The markets for the Company's products are highly competitive, subject to rapid change and characterized by constant demand for new product features and pressure to accelerate the release of new products and product enhancements and to reduce prices. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include, among others, Shape Data, Ltd. (a subsidiary of Electronic Data Systems Corp.) and Ricoh Corp. In addition, the Company also competes with in-house proprietary development programs producing modeling tools and 3D products. While the Company is not aware of any competitor providing solid modeling tools to the visual programming market, other companies may have introduced other modeling technologies to this market. Many of the Company's competitors or potential competitors have or may have significantly greater financial, management, technical and marketing resources than the Company. A variety of potential actions by any of the Company's competitors, including announcement or accelerated introduction of new or enhanced products or features, increased promotion or a reduction of product prices could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's present and future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving market requirements. The Company believes that the primary competitive factors affecting the market for the Company's products include performance, features, quality, name recognition, reputation, access to channels of distribution, the quality of documentation, customer support and price. Although the Company believes that it competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to compete effectively with respect to these or any other competitive factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Competition."

INTELLECTUAL PROPERTY

     The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its products and technology. The Company has no patents with respect to its ACIS 3D modeling technology. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses portions of the technology used in the ACIS 3D modeling engine and component extensions. The Company also resells certain component extensions of third party software developers.

     While the Company is not aware that any of its products infringe the proprietary rights of any third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that it could increasingly be subject to such claims as the number of products and competitors in the 3D modeling software market grows and the functionality of such products overlaps with other industry segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Third Party Developers" and "-- Proprietary Rights Limitations."

EMPLOYEES

     As of December 31, 1996, the Company had 61 full-time employees, including 28 in product development and quality assurance, 22 in sales, marketing and technical support and 11 in administration. The Company's employees are not subject to any collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive office is located at 2425 55th Street, Suite 100, Boulder, Colorado 80301, where the Company leases approximately 23,500 square feet of office space. Monthly lease payments for this facility are approximately $23,000. The lease for this facility expires in September 2000. In addition, the Company leases international sales offices in Monchengladbach, Germany and Tokyo, Japan. The Company believes that its facilities are adequate for its current needs and its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Prospectus, the Company is not a party to any legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's operating results and financial condition. In 1995 a software developer asserted a claim for additional royalties in the amount of $551,000 based on its interpretation of the terms of its license agreement with the Company. The Company disputes the claim and believes that it has adequately provided for its royalty liability under the agreement as of December 31, 1996. As of February 28, 1997, to the

Company's knowledge the software developer has not initiated legal proceedings against the Company to recover the additional royalty payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted the following matters to all of its security holders through the solicitation of written consents during the fourth quarter of the fiscal year ended December 31, 1996:

          (a) On October 10, 1996, the Company solicited the written consent of its security holders with respect to an amendment to the Company's Restated Certificate of Incorporation to (i) provide for the automatic conversion of the Company's outstanding shares of preferred stock upon an initial public offering at an offering price to the public equal to at least $7.00 per share and (ii) to carve out the shares issued upon an initial public offering at a price of at least $7.00 per share from the anti-dilution protection afforded the holders of Series D Preferred Stock. 600,936 shares of Common Stock were voted in favor of such proposal, no shares of Common Stock were voted against such proposal and no shares of Common Stock were withheld regarding such proposal; 3,000,000 shares of Series A Preferred Stock were voted in favor of such proposal, no shares of Series A Preferred Stock were voted against such proposal and no shares of Series A Preferred Stock were withheld regarding such proposal; 3,359,997 shares of Series B Preferred Stock were voted in favor of such proposal, no shares of Series B Preferred Stock were voted against such proposal and no shares of Series B Preferred Stock were withheld regarding such proposal; 1,679,688 shares of Series C Preferred Stock were voted in favor of such proposal, no shares of Series C Preferred Stock were voted against such proposal and no shares of Series C Preferred Stock were withheld regarding such proposal; and 555,844 shares of Series D Preferred Stock were voted in favor of such proposal, no shares of Series D Preferred Stock were voted against such proposal and no shares of Series D Preferred Stock were withheld regarding such proposal. Such votes resulted in the adoption of such proposal.

          (b) On October 16, 1996, the Company solicited the written consent of its security holders with respect to an amendment to the Company's Restated Certificate of Incorporation to (i) provide for the automatic conversion of the Company's outstanding shares of preferred stock upon an initial public offering at an offering price to the public equal to at least $5.00 per share and (ii) to carve out the shares issued upon an initial public offering at a price of at least $5.00 per share from the anti-dilution protection afforded the holders of Series D Preferred Stock. 600,936 shares of Common Stock were voted in favor of such proposal, no shares of Common Stock were voted against such proposal and no shares of Common Stock were withheld regarding such proposal; 3,000,000 shares of Series A Preferred Stock were voted in favor of such proposal, no shares of Series A Preferred Stock were voted against such proposal and no shares of Series A Preferred Stock were withheld regarding such proposal; 3,359,997 shares of Series B Preferred Stock were voted in favor of such proposal, no shares of Series B Preferred Stock were voted against such proposal and no shares of Series B Preferred Stock were withheld regarding such proposal; 1,679,688 shares of Series C Preferred Stock were voted in favor of such proposal, no shares of Series C Preferred Stock were voted against such proposal and no shares of Series C Preferred Stock were withheld regarding such proposal; and 555,844 shares of Series D Preferred Stock were voted in favor of such proposal, no shares of Series D Preferred Stock were voted against such proposal and no shares of Series D Preferred Stock were withheld regarding such proposal. Such votes resulted in the adoption of such proposal.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Issuer's Common Stock began trading publicly in the over-the-counter market through the American Stock Exchange under the symbol "STY" on October 18, 1996. Prior to that date, there was no public market for the Common Stock. The following table indicates the high and low sale prices per share reported by the American Stock Exchange for the period indicated. These prices do not include retail markups, markdowns or commissions.

                                                              HIGH      LOW
                                                              -----    -----
FISCAL YEAR ENDED DECEMBER 31, 1996:
Fourth Quarter ended December 31, 1996 (from October 18,
  1996).....................................................  $5.38    $3.75

     As of February 28, 1997 there were approximately 93 holders of record of the Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes included in Item 7 hereof.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1992       1993       1994       1995      1996
                                           --------   --------   --------   --------   -------
STATEMENT OF OPERATIONS DATA:
Revenue:
  License fees...........................  $  3,528   $  3,687   $  3,087   $  4,850   $ 4,553
  Royalties..............................        85        562        876      1,207     1,925
  Prepaid royalties......................     2,571      1,475        448         --       182
  Maintenance and other..................     1,341      1,657      2,137      2,572     2,913
                                           --------   --------   --------   --------   -------
Total revenue............................     7,525      7,381      6,548      8,629     9,573
Gross profit.............................     6,161      6,231      5,843      7,952     8,830
Operating expenses:
  Sales and marketing....................     2,907      3,220      2,710      2,942     3,564
  Research and development...............     2,770      3,843      3,166      3,123     3,945
  General and administrative.............     1,851      1,776        950      1,210     1,366
  Severance costs........................        --        300         --         --        --
                                           --------   --------   --------   --------   -------
Total operating expenses.................     7,528      9,139      6,826      7,275     8,875
Earnings (loss) from operations..........    (1,367)    (2,908)      (983)       677       (45)
Earnings (loss) before extraordinary
  item...................................    (1,411)    (3,011)    (1,162)       388      (162)
Extraordinary item(1)....................        --         --        298         --        --
                                           --------   --------   --------   --------   -------
Net earnings (loss)......................  $ (1,411)  $ (3,011)  $   (864)  $    388   $  (162)
                                           ========   ========   ========   ========   =======
Earnings (loss) per common share (2):
  Continuing operations..................  $  (0.31)  $  (0.61)  $  (0.23)  $   0.07   $ (0.03)
  Extraordinary item.....................        --         --       0.06         --        --
                                           --------   --------   --------   --------   -------
  Earnings (loss) per common share.......  $  (0.31)  $  (0.61)  $  (0.17)  $   0.07   $ (0.03)
                                           ========   ========   ========   ========   =======
Weighted average number of common shares
  and common equivalent shares
  outstanding(2).........................     4,559      4,958      5,116      5,210     5,754

                                                           AS OF DECEMBER 31,
                                           ---------------------------------------------------
                                             1992       1993       1994       1995      1996
                                           --------   --------   --------   --------   -------
BALANCE SHEET DATA:
Cash and cash equivalents................  $    175   $  1,812   $    288   $    153   $ 8,407
Working capital (deficit)................        61       (369)    (1,206)    (1,383)    7,530
Total assets.............................     3,067      4,441      2,763      2,848    11,071
Long-term debt and capital lease
  obligation.............................       587        507        500         --        --
Redeemable preferred stock(3)............    11,412     14,155     14,155     14,155        --
Total stockholders' equity (deficit).....   (11,189)   (14,427)   (15,313)   (14,915)    8,311

---------------

(1) The extraordinary item represents the gain on the early extinguishment of debt as described in Note 3 of Notes to Consolidated Financial Statements.

(2) Earnings (loss) per share and weighted average common shares outstanding for all periods shown give effect to the conversion of all outstanding shares of preferred stock into 4,099,598 shares of common stock as described in Note 4 of Notes to Consolidated Financial Statements.

(3) Converted to common stock in 1996 -- see Note 4 of Notes to Consolidated Financial Statements.

GENERAL

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Risk Factors."

     The Company has three sources of revenue: license fees, royalties, and maintenance and other. License fees consist of fees paid by customers to license the Company's products for use in customers' product development efforts. Revenue from license fees is recognized upon completion of a signed contract and shipment of product. The Company's license agreements generally provide for royalty payments from customers based on shipment of customers' products which incorporate the Company's 3D modeling software. Royalty revenue is generally recognized upon receipt of payment or according to the payment terms specified in the contract. Maintenance revenue, consisting of fees received by the Company for customer support and product upgrades, is generally based on annual contracts recognized ratably over the period of the contract. Other revenue consists of training and consulting fees, which are recognized upon completion of a training class or performance of services, respectively.

     Until 1994, the Company utilized a sales strategy whereby initial license fees were bundled with prepaid non-refundable royalties, giving customers the right to ship a specified amount of future ACIS-based products without paying additional royalties to the Company. Between 1991 and 1994, the Company collected a total of $4.7 million of such non-refundable royalty prepayments, which were recognized as revenue in the periods received and are reflected on the Statements of Operations as "prepaid royalties." The Company believes this strategy had the effect of substantially increasing royalty revenue in 1991 through 1994 above levels that would otherwise have been achieved. The Company discontinued the strategy of selling large prepaid non-refundable royalties in 1994, and in fact, reported no prepaid royalties in 1995. During 1996, the Company reported $182,000 of prepaid royalties from three customers. The Company expects to continue accepting orders that include nominal prepaid royalties.

     To leverage its existing 3D modeling technology, the Company has introduced a 3D modeling software toolkit, 3D Building Blox, targeted at visual programming developers in the first quarter of 1997. 3D Building Blox provides 3D modeling tools to enable visual programmers to incorporate 3D capabilities into their applications, and will be fully compatible with Microsoft's ActiveX technology. In connection with the introduction of 3D Building Blox, the Company anticipates incurring increased fixed operating expenses and sales and marketing expenses. To the extent such expenses precede or are not followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected. Additionally, there can be no assurance that commercial acceptance of the Company's products by the visual programming market will result in profits for the Company. See "Risk Factors -- Risks Associated with the Visual Programming Market."

     The Company has experienced in the past and expects to continue to experience in the future significant fluctuations in quarterly operating results due to factors within and outside the Company's control. Because the Company's operating expenses to a large extent are fixed and are based in part on anticipated revenues, a substantial portion of which may not be generated until near the end of each quarter, the Company may be unable to adjust spending in time to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have a material adverse impact on the Company's operating results. Additionally, the Company's revenues are historically based on low volume, high value orders. Software license fees from a single contract are often in excess of $100,000, therefore, the receipt, delay or cancellation of just a few customer orders can have a dramatic impact on license fee revenues in any given period. See "Risk Factors -- Fluctuations in Quarterly Results."

     As of December 31, 1996, the Company had net operating loss carryforwards totaling $11.5 million which may be used to reduce future income taxes. Utilization of these net operating loss carryforwards may be limited under certain circumstances. See Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of operations data expressed as a percentage of total revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Revenue:
  License fees..............................................    47%      56%      48%
  Royalties.................................................    13       14       20
  Prepaid royalties.........................................     7       --        2
  Maintenance and other.....................................    33       30       30
                                                               ---      ---      ---
          Total revenue.....................................   100      100      100
Gross profit................................................    89       92       92
Operating expenses:
  Sales and marketing.......................................    41       34       37
  Research and development..................................    48       36       41
  General and administrative................................    15       14       15
                                                               ---      ---      ---
          Total operating expenses..........................   104       84       93
Earnings (loss) from operations.............................   (15)       8       (1)
Earnings (loss) before extraordinary item...................   (18)       5       (2)
Extraordinary item(1).......................................     5       --       --
                                                               ---      ---      ---
Net earnings (loss).........................................   (13)%      5%      (2)%
                                                               ===      ===      ===

FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenue. Total revenue increased 11% to $9.6 million for 1996 from $8.6 million for 1995. This increase was due to increased royalties, prepaid royalties, and maintenance and other revenue, partially offset by a decrease in license fees. License fees decreased 6% to $4.6 million for 1996, as compared to $4.9 million reported for 1995. The decline was attributable to both fewer and lower value contracts executed in 1996 as compared to 1995. Royalties increased 59%, growing from $1.2 million in 1995 to $1.9 million reported in 1996. The increase in royalties was a result of an increase in the number of the Company's customers shipping ACIS-based software applications during 1996. Prepaid royalties were $182,000 for 1996 as compared to none in 1995. Maintenance and other revenue increased 13% to $2.9 million for 1996 from $2.6 million reported in 1995. The increase in maintenance and other revenue reflects increased maintenance revenue as a result of an increase in the customer base.

     Domestic revenue represents 51% of total revenue in 1996 as compared to 45% in 1995, reflecting a 25% increase to $4.9 million in 1996 from $3.9 million reported in 1995. International revenue was unchanged at $4.7 million for 1995 and 1996. Included in international revenue for 1996 was $2.2 million in revenue for Europe, which represents an 18% increase from the $1.9 million reported in 1995. Japan revenue decreased 6% to $1.7 million for 1996 from $1.8 million for 1995. Revenue from other geographic regions, including other parts of Asia and Canada, decreased 25% to $750,000 in 1996 from $1.0 million reported in 1995.

     Cost of Sales. Total cost of sales increased 10% to $743,000 for 1996 as compared to $677,000 for 1995. Cost of sales consists of royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and purchased computer software amortization. Increased cost of sales was due to higher royalty expense and purchased computer software amortization, partially offset by lower manufacturing and shipping expense. Royalty expense increased $61,000 due to higher revenue. Purchased computer software amortization increased $42,000 reflecting initial amortization of technology included in the Company's update which began shipping at the end of the first quarter of 1996. Manufacturing costs decreased due to the Company's transition to CD-ROM based media as its primary media format for both software products and documentation. As a percent of revenue, cost of sales was 8% for both 1995 and 1996.

     Sales and Marketing Expense. For the year ended December 31, 1996, sales and marketing expense increased 21% to $3.6 million from $2.9 million reported in 1995. The increase was attributable to increased promotional activity and commission expense needed to support increased revenue. As a percent of revenue, sales and marketing expense increased from 34% in 1995 to 37% in 1996.

     Research and Development Expense. Research and development expense increased 26% to $3.9 million for 1996 as compared to $3.1 million reported in 1995. The increase was primarily due to increased staffing, as well as increased utilization of contract programmers by the company, in support of growing development efforts to enhance the existing ACIS product line, and to develop 3D Building Blox for the visual programming market. As a percent of revenue, research and development expense increased from 36% in 1995 to 41% in 1996. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and Administrative Expense. General and administrative expense was $1.4 million in 1996, increasing 13% from $1.2 million reported in 1995. Increased expense was attributable to increased bad debt provisions in 1996 as compared to 1995. As a percent of revenue, general and administrative expense was 14% for 1995 and 1996.

     Other Income (Expense), Net. Other income reported in 1996 was $23,000 as compared to an expense of $115,000 in 1995, reflecting interest income earned on proceeds from the initial public offering described in "Liquidity and Capital Resources" below. Additionally, costs related to financing in 1995 did not recur in 1996.

     Income Tax Expense. The Company's income tax expense decreased 20% to $140,000 for 1996 from $174,000 for 1995. Income tax expense for these periods included only withholding taxes on foreign sales. See Note 6 of Notes to Consolidated Financial Statements.

FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

     Revenue. Total revenue increased 32% to $8.6 million for 1995 from $6.5 million for 1994. This increase resulted from increased license fees, royalties and maintenance and other, partially offset by a decline in prepaid royalties. License fees increased 57% to $4.9 million for 1995 from $3.1 million for 1994. This increase was due primarily to an increase in the number of licenses executed in 1995 as an enhanced version of the Company's ACIS 3D modeling software released in late 1994 was well received by customers. Royalties increased 38% to $1.2 million for 1995 from $876,000 for 1994. This increase was due to increased shipments of ACIS-based software by the Company's customers. The Company had no prepaid royalties for 1995 as compared to $448,000 of prepaid royalties for 1994. This decrease resulted from a change in the Company's sales strategy in 1994 when the Company discontinued offering large prepaid royalty arrangements. Maintenance and other revenue increased 20% to $2.6 million for 1995 as compared to $2.1 million in 1994. This increase was due primarily to increased customer interest in receiving product updates, which are included in the annual maintenance fee, as well as the Company's implementation of a systematic renewal program in 1994 emphasizing the value of its technical support and maintenance program.

     Geographically, all regions increased in 1995 as compared to 1994. As a percent of total revenue, domestic revenue decreased to 45% in 1995 from 51% in 1994. Domestic revenue increased 17% to $3.9 million in 1995 as compared to $3.4 million for 1994. International revenue increased 48% to $4.7 million for 1995 from $3.2 million reported for 1994. Internationally, Europe revenue increased 28% to $1.9 million for 1995 as compared to $1.5 million reported in 1994. Japan grew 19% to $1.8 million from $1.6 million reported in 1994. Other parts of Asia and Canada increased from $168,000 in 1994 to $1.0 million in 1995. One customer in Canada represents approximately $500,000 of the increase in 1995 as compared to 1994.

     Cost of Sales. Cost of sales decreased 4% to $677,000 for 1995 from $705,000 for 1994. The decreased cost of sales resulted from decreases of $27,000 for royalty expense and $31,000 for manufacturing expense, partially offset by an increase of $30,000 in purchased computer software amortization. Royalty expense as a percent of total revenue decreased to 5% in 1995 from 7% in 1994. The decrease in royalty expense was due to the Company's efforts to reduce the amount of third party technology incorporated in its 3D modeling software. As a percent of total revenue, cost of sales declined to 8% for 1995 from 11% for 1994.

     Sales and Marketing Expense. Sales and marketing expense increased 9% to $2.9 million for 1995 from $2.7 million for 1994. The increased sales and marketing expense was primarily due to increased staffing and commission expense in support of the Company's increased revenue. As a percent of total revenue, sales and marketing expense decreased to 34% for 1995 from 41% for 1994, reflecting increased productivity by the Company's sales force.

     Research and Development Expense. Research and development expense decreased slightly to $3.1 million for 1995 as compared to $3.2 million for 1994. As a percent of total revenue, research and development expense declined to 36% for 1995 from 48% for 1994, as the Company was able to spread its research and development expense over increased revenue.

     General and Administrative Expense. General and administrative expense increased 27% for 1995 to $1.2 million from $950,000 for 1994. This increase reflects increased staffing for human resources, contract administration and finance in support of increased revenue. As a percent of total revenue, general and administrative expense declined to 14% for 1995 from 15% for 1994.

     Other Expense, Net. Other expense increased to $115,000 for 1995 from $42,000 for 1994, reflecting increased costs related to financing.

     Income Tax Expense. The Company's income tax expense increased to $174,000 for 1995 from $137,000 for 1994. Income tax expense for these periods included only withholding taxes on foreign sales, as the Company was able to offset tax expense related to domestic operations through the reduction in the valuation allowance for deferred tax assets related to the Company's net operating loss carryforward. See Note 6 of Notes to Consolidated Financial Statements.

     Extraordinary Item. During 1994, a $500,000 promissory note payable to a major customer was forgiven in consideration for restructuring this customer's license terms and the payment of $202,000 plus accrued interest on the note. The Company recognized an extraordinary gain of $298,000 on this transaction.

QUARTERLY RESULTS

     The following table sets forth certain quarterly financial data for the periods indicated. This quarterly information is unaudited. In the opinion of management, such unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                      THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------
                                         MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                          1995      1995      1996      1995      1996      1996      1996      1996
                                         -------   -------   -------   -------   -------   -------   -------   -------
Revenue:
  License fees.........................  $1,212    $1,174    $1,173    $1,291    $  951    $1,397    $1,462    $  743
  Royalties............................     338       289       234       346       718       410       400       397
  Prepaid royalties....................      --        --        --        --        --       100        --        82
  Maintenance and other................     649       624       652       647       716       745       745       707
                                         ------    ------    ------    ------    ------    ------    ------    ------
Total revenue..........................   2,199     2,087     2,059     2,284     2,385     2,652     2,607     1,929
Gross profit...........................   2,044     1,943     1,837     2,128     2,153     2,481     2,419     1,777
Operating expenses:
  Sales and marketing..................     776       730       684       752       735       939       899       991
  Research and development.............     745       750       796       832       935       978       984     1,048
  General and administrative...........     409       251       256       294       330       437       329       270
                                         ------    ------    ------    ------    ------    ------    ------    ------
Total operating expenses...............   1,930     1,731     1,736     1,878     2,000     2,354     2,212     2,309
Earnings (loss) from operations........     114       212       101       250       153       127       207      (532)
Net earnings (loss)....................  $   52    $  147    $   71    $  118    $   59    $  125    $  164    $ (510)

     Until the fourth quarter of 1996 the Company experienced nine consecutive quarters of profitability. A net loss of $510,000 in the fourth quarter of 1996 is attributable to a shortfall in total revenue, primarily license fees. Additionally, operating expenses are higher due to increased marketing programs worldwide in the fourth quarter as compared to previous quarters.

LIQUIDITY AND CAPITAL RESOURCES

     In October 1996, the Company completed its initial public offering and its common stock began trading on the American Stock Exchange under the symbol "STY." Through the offering, the Company sold 2,100,000 shares of its common stock for net proceeds of approximately $8.7 million after deducting underwriting discounts and commissions and other offering expenses. Additionally, a portion of the net proceeds from the initial public offering has been used to reduce certain liabilities totaling approximately $625,000. Such liabilities included outstanding notes payable and certain other accrued liabilities.

     As of December 31, 1996, the Company had $8.4 million in cash and cash equivalents reflecting an increase of $8.3 million from 1995 due to proceeds from the initial public offering. Cash decreased $135,000 and $1.5 million in 1995 and 1994, respectively.

     Net cash used by operating activities was $24,000 in 1996. The net loss for 1996, increased prepaid expenses, and decreased accounts payable and accrued expenses were partially offset by decreased accounts receivable and increased deferred revenue. Net cash provided by operating activities was $104,000 for the year ended December 31, 1995, as net income and increased accounts payable were partially offset by decreased deferred revenue. Net cash used by operating activities was $885,000 for the year ended December 31, 1994, primarily reflecting the Company's net loss.

     Cash used by investing activities was $435,000, $249,000, and $212,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash used by investing activities in 1996 reflects $235,000 for equipment purchases and $200,000 for additions to purchased computer software. Cash used by investing activities in 1995 was for equipment purchases and cash used in 1994 was primarily for additions to purchased computer software.

     Net cash provided by financing activities was $8.7 million in 1996 as compared to $41,000 in 1995, and a net use of cash of $397,000 in 1994. Net cash provided from financing activities in 1996 reflects $8.7 million in proceeds from the initial public offering and $525,000 provided from the exercise of common stock warrants and options, partially offset by $500,000 used for payments on notes payable. Net cash provided by financing activities in 1995 reflects proceeds from exercise of common stock options and warrants. Cash used by financing activities of $397,000 for the year ended December 31, 1994 reflects net principal payments on notes payable.

     As of December 31, 1996, the Company had accounts receivable of approximately $1.5 million for license fees and maintenance and other fees. Typically, the Company's terms for payment on its accounts receivable are net 30 days from invoicing and shipment, and the Company typically experiences collection cycles of 30 to 60 days. The Company generally recognizes a substantial portion of its revenue near the end of each quarter and, as a result, the accounts receivable outstanding at the end of each quarter have averaged less than 30 days.

     As of December 31, 1996, the Company's principal source of liquidity was cash and cash equivalents totaling $8.4 million. The Company also has a revolving line of credit with a bank providing for maximum borrowings of $500,000. The line of credit bears interest at the bank's prime rate plus 0.75% and matures in June 1997. As of February 28, 1997, the Company had no outstanding borrowings under this line of credit.

     The Company believes that existing cash, together with existing credit facilities and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

RISK FACTORS

  Fluctuations in Quarterly Results

     The Company has experienced in the past and expects to continue to experience significant fluctuations in quarterly operating results due to factors that affect two of the Company's principal sources of revenue: license fees and royalties. Quarterly revenues from license fees depend on a number of factors that are difficult to forecast, including, among others, the volume of orders received within a quarter, demand for the Company's products, the product mix purchased by the Company's customers, competing capital budget considerations of the Company's customers, introduction and enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of hardware and software products from third parties. The Company's license fee revenues also may vary as a result of seasonal factors, such as the timing of new product releases, year-end purchasing and trade shows. In addition, timing of the Company's license fees is subject to quarterly fluctuations because the Company generally ships products as orders are received and, therefore, has little or no backlog, and because the Company's sales cycle is generally three to nine months or longer from initial inquiry to order. Quarterly revenues from royalties may also fluctuate significantly from quarter to quarter. The Company's royalty revenues are based on sales by the Company's customers of products incorporating the ACIS 3D modeling software and, as a result, quarterly royalty revenues are subject to fluctuations in the sales of these products by the Company's software developer customers. As a result of the quarterly fluctuations in license fees and royalties, the Company's quarterly operating results are subject to substantial fluctuations and are difficult to predict.

     In addition, the Company has generally shipped products and recognized most of its license fee revenues near the end of each quarter, with a substantial portion of license fee revenue recognized in the last few days of a quarter. The Company's operating expenses are to a large extent fixed and are based in part on anticipated revenues. As a result, it is difficult for the Company to reduce expenses in time to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have a material adverse impact on the Company's operating results.

     Due to the foregoing factors, it is possible that the Company's operating results for some future quarters may fall below the expectations of securities analysts and investors. In such event, the market price of the Common Stock could be materially and adversely affected.

  Product and Market Concentration

     The Company generates substantially all of its revenues from license fees, royalties and maintenance and training contracts relating to the ACIS 3D modeling software. Continued market acceptance of the ACIS 3D modeling software is, therefore, critical to the Company's future success. Any decline in demand for the ACIS 3D modeling software or failure to achieve market acceptance of any new version of the ACIS 3D modeling software as a result of competition, technological change, failure of the Company to release on a timely basis new versions of the ACIS 3D modeling software, or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company.

     Historically, the Company's revenues have been generated primarily from sales to large CAD software developers such as Autodesk, Inc., Bentley Systems, Inc. and Intergraph Corporation. The Company's growth strategy includes targeting smaller software developers of 3D applications. Sales to these customers may result in lower profit margins and higher credit risks than the Company has experienced previously. There can be no assurance that revenues from the Company's current customers will continue at the same levels, or that the Company will be able to expand its customer base at profitable levels.

  Dependence on New Products; Delays in Product Releases; Potential Product
Errors

     The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and computer operating environments and frequent new product introductions and enhancements. As a result, the Company's success depends substantially upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and meet increasing customer expectations. Due to the inherent uncertainties of software development, the Company cannot predict the exact timing of shipment of a new product or version release on any particular platform, and the Company has experienced delays in the development of certain new products and product versions. The Company also utilizes third party development partners to facilitate the development of product enhancements and new component extensions for the Company. Consequently, factors beyond the Company's control may also affect the ability of the Company's partners to deliver product enhancements and new component extensions on a timely basis and to deliver products which meet the demands of the marketplace. In addition, negative reviews of the Company's new products or product versions could have a material adverse effect on market acceptance. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce enhancements to existing products or new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the announcement of a new product or new version by the Company will not result in delays in license fee revenue as a consequence of licensees anticipating the availability of such new product or version release.

     Software products offered by the Company may contain undetected errors when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction. There can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. Although the Company has not experienced product liability claims by customers as a result of product errors, there can be no assurance that such claims will not be brought against the Company in the future. See "Business -- Research and Product Development."

  Risks Associated with the Visual Programming Market

     A significant component of the Company's strategy involves marketing certain of its 3D modeling software to visual programming software developers. There can be no assurance that a market will develop for 3D modeling tools for these software developers or that the Company's 3D modeling software will be accepted by these software developers. The Company believes the emergence of this market for its products is dependent on a number of variables, including the demand for applications incorporating 3D models, preferences of software developers, the installed base of personal computers with powerful processing capabilities and the further development of the Internet. See
"Business -- Products and Technology" and "-- 3D Building Blox."

     The Company plans to license 3D Building Blox to the visual programming market using a substantially different business model than the Company applies to its current customers. Any failure to create market acceptance of the Company's 3D modeling software among visual programming developers, or respond effectively to the evolving requirements of this market, would negatively impact the ability of the Company to penetrate this emerging market. Even if the Company's products are well received in this market, there can be no assurance that the Company will develop the ability to distribute its products to these consumers. The Company intends to distribute its visual programming toolkit through third party distributors and there can be no assurance that the Company will be able to negotiate distribution agreements on terms acceptable to the Company. Failure to enter into distribution agreements or to develop independent means of distributing its visual programming toolkit could have a material adverse effect on the Company's operating results. See "Business -- Sales, Marketing and Distribution."

     3D Building Blox incorporates a lower level of functionality than the Company's current products, is expected to be priced at levels substantially lower than the products currently offered by the Company to other markets and may face downward pricing pressure over time. The Company currently intends to increase its fixed operating expenses to introduce the 3D modeling software to the visual programming market, increase its sales and marketing operations and expand distribution channels. To the extent such expenses precede or are not followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected. Additionally, there can be no assurance that commercial acceptance of the Company's products by the visual programming market will result in profits for the Company. Although the Company believes 3D Building Blox will not compete with the Company's current line of products, it is uncertain what impact, if any, the introduction of 3D Building Blox by the Company will have on the Company's current customer base and on its prospective customers of the ACIS 3D Toolkit. See "Business -- Products and Technology" and "-- 3D Building Blox."

  Competition

     The markets for the Company's products are highly competitive, subject to rapid change and characterized by constant demand for new product features, and pressure to accelerate the release of new products and product enhancements and to reduce prices. Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than the Company. A variety of potential actions by any of the Company's competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, product giveaways or product bundling could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's present and future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving market requirements. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Competition."

  Dependence on Key Personnel

     The Company is substantially dependent on its executive officers and key employees. The Company has not entered into employment agreements with any of its U.S.-based executive officers. The Company is also dependent on its ability to attract, retain and motivate high quality personnel, especially its management, highly skilled development personnel and sales personnel. Competition for highly skilled development personnel with specialized experience and training applicable to the Company's technologies is intense. In connection with the growth of its sales force, the Company has experienced turnover among its U.S. sales force that has, in some cases, delayed sales. The loss of the services of any of its executive officers or other key employees or the inability of the Company to identify and recruit new executive officers or key sales, management or development personnel could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Third Party Developers

     The Company relies on a number of development partners and third party licensors for portions of the ACIS 3D modeling software. These development partners have contributed and continue to contribute to the development of the Company's products, including the initial development of, and enhancements made to, the ACIS 3D modeling engine and certain component extensions. The Company's plans for the future development of the ACIS 3D modeling technology place continued reliance on these development partners and third party licensors for further product enhancements and extensions. The Company shares ownership of, or rights to, the technology developed with certain development partners, and in certain limited circumstances, such parties may use such technology to compete with the Company. All of the Company's agreements with its development partners and third party licensors are terminable by the other party under certain circumstances, including upon default by the Company. There can be no assurance that the Company will be able to continue to use the services of its development partners to augment its development capabilities or the technologies of third party licensors in its products, or that the Company could replace those services or technologies in a timely manner, if necessary. The loss of or inability to maintain any third party licenses could also result in delays or cancellations in product shipments until equivalent software can be identified, licensed or developed, and integrated with the Company's products. See "Business -- Research and Product Development."

  Ability to Manage Growth

     The Company has experienced significant growth in its operations that has placed substantial demands on the Company's managerial, operational and financial resources. The Company's future success will depend upon its ability to continue to enhance its core 3D modeling technologies, commercialize products using such technologies, respond to competitive developments, expand its sales and marketing efforts and attract, train, motivate and retain qualified management and engineering personnel. Although the Company believes that its systems and controls are adequate for the current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its systems and controls to manage possible future growth. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results and financial condition. In the future, the Company may make acquisitions of complementary companies, products or technologies, although no such acquisitions are currently pending or under negotiation. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to achieve growth, or to effectively manage growth, and failure to do so could have a material adverse effect on the Company's operating results.

  Proprietary Rights Limitations

     The Company's success and ability to compete is dependent in part upon its proprietary technologies. The Company relies on trade secret and copyright laws to protect its proprietary technologies, including its source code, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop technologies that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. The Company has no patents with respect to the ACIS 3D modeling technology. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     The Company generally enters into confidentiality or license agreements with its employees, consultants, and customers, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such third party claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available with terms acceptable to the Company, or at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Intellectual Property."

  International Expansion

     International sales represented 49% of the Company's total revenue for the year ended December 31, 1996. The Company believes that international sales will continue to represent a significant portion of its total revenue, and that it will be subject to the inherent risks of conducting business internationally, such as unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, export license requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not engaged in any currency exchange hedging practices. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions, subjecting the Company to the risk of intellectual property piracy in those markets. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition. See "Business -- Sales, Marketing and Distribution."

  Termination of Lock-up Agreements

     In connection with the closing of the Company's initial public offering in October 1996, holders of approximately 4,000,000 shares of Common Stock executed lock-up agreements which prevented such holders from selling, disposing of or transferring any shares of Common Stock or any securities convertible into, or exchangeable or exercisable therefor, for a period of 180 days after October 17, 1996 without the prior written consent of Cruttenden Roth Incorporated. Such lock-up agreements will terminate on April 15, 1997, and all shares subject to such lock-up agreements which were not previously released by Cruttenden Roth Incorporated will become eligible for sale in the public market, subject to any restrictions imposed by Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of substantial amounts of Common Stock in the public market may adversely impact its market price.

ITEM 7. FINANCIAL STATEMENTS

                            SPATIAL TECHNOLOGY INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   21

Financial Statements:

  Consolidated Balance Sheets, as of December 31, 1995 and
     1996...................................................   22

  Consolidated Statements of Operations, years ended
     December 31, 1994, 1995 and 1996.......................   23

  Consolidated Statements of Stockholders' Equity (Deficit),
     years ended December 31, 1994, 1995 and 1996...........   24

  Consolidated Statements of Cash Flows, years ended
     December 31, 1994, 1995 and 1996.......................   25
  Notes to Consolidated Financial Statements................   26

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Spatial Technology Inc.:

     We have audited the accompanying consolidated balance sheets of Spatial Technology Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatial Technology Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Boulder, Colorado
February 14, 1997

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $    153    $  8,407
  Accounts receivable, net of allowance of $34 and $50 in
     1995 and 1996, respectively............................     1,893       1,542
  Prepaid expenses and other................................       179         341
                                                              --------    --------
          Total current assets..............................     2,225      10,290
Equipment, net (note 2).....................................       377         423
Purchased computer software, net............................       246         358
                                                              --------    --------
                                                              $  2,848    $ 11,071
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Note payable (note 3).....................................  $    500    $     --
  Accounts payable..........................................       585         314
  Accrued royalties payable.................................       455         366
  Other accrued expenses....................................       848         755
  Deferred revenue..........................................     1,220       1,325
                                                              --------    --------
          Total current liabilities.........................     3,608       2,760
                                                              --------    --------
Mandatory redeemable convertible preferred stock, $.01 par
  value; 7,566,324 shares authorized; 6,381,473 shares
  issued and outstanding; converted to common stock in 1996
  (note 4)..................................................    14,155          --
Stockholders' equity (deficit) (note 5):
  Common stock, $.01 par value; 22,500,000 shares
     authorized; 1,060,791 and 7,369,888, shares issued in
     1995 and 1996, respectively............................        11          74
  Additional paid-in capital................................       183      23,351
  Accumulated deficit.......................................   (14,872)    (15,034)
  Treasury stock at cost; 83,333 shares of common stock in
     1995...................................................      (176)         --
  Foreign currency translation adjustment...................       (61)        (80)
                                                              --------    --------
          Total stockholders' equity (deficit)..............   (14,915)      8,311
Commitments and contingencies (note 7)
                                                              --------    --------
                                                              $  2,848    $ 11,071
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1994       1995      1996
                                                              -------    ------    ------
Revenue:
  License fees..............................................  $ 3,087    $4,850    $4,553
  Royalties.................................................      876     1,207     1,925
  Prepaid royalties.........................................      448        --       182
  Maintenance and other.....................................    2,137     2,572     2,913
                                                              -------    ------    ------
          Total revenue.....................................    6,548     8,629     9,573
                                                              -------    ------    ------
Cost of sales:
  License fees..............................................      231       287       338
  Royalties.................................................      127       145       192
  Prepaid royalties.........................................       65        --         6
  Maintenance and other.....................................      282       245       207
                                                              -------    ------    ------
          Total cost of sales...............................      705       677       743
                                                              -------    ------    ------
          Gross profit......................................    5,843     7,952     8,830
                                                              -------    ------    ------
Operating expenses:
  Sales and marketing.......................................    2,710     2,942     3,564
  Research and development..................................    3,166     3,123     3,945
  General and administrative................................      950     1,210     1,366
                                                              -------    ------    ------
          Total operating expenses..........................    6,826     7,275     8,875
                                                              -------    ------    ------
          Earnings (loss) from operations...................     (983)      677       (45)
Other income (expense):
  Interest income...........................................       24        21        91
  Interest expense..........................................      (82)      (83)      (83)
  Other, net................................................       16       (53)       15
                                                              -------    ------    ------
          Total other income (expense)......................      (42)     (115)       23
                                                              -------    ------    ------
          Earnings (loss) before income taxes and
            extraordinary item..............................   (1,025)      562       (22)
Income tax expense (note 6).................................      137       174       140
                                                              -------    ------    ------
          Earnings (loss) before extraordinary item.........   (1,162)      388      (162)
Extraordinary item -- gain on early extinguishment of debt
  (note 4)..................................................      298        --        --
                                                              -------    ------    ------
          Net earnings (loss)...............................  $  (864)   $  388    $ (162)
                                                              =======    ======    ======
Earnings (loss) per common share:
  Continuing operations.....................................    (0.23)    (0.07)     0.03
  Extraordinary item........................................     0.06        --        --
                                                              -------    ------    ------
          Earnings (loss) per common share..................  $ (0.17)   $ 0.07    $(0.03)
                                                              =======    ======    ======
Weighted average number of common shares and common
  equivalent shares outstanding(1)..........................    5,116     5,210     5,754
                                                              =======    ======    ======

---------------

(1) Reflects the conversion of all preferred shares into 4,099,598 common shares for all periods shown upon the completion of the initial public offering described in note 5.

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                                                        FOREIGN         TOTAL
                                              COMMON STOCK      ADDITIONAL                             CURRENCY     STOCKHOLDERS'
                                           ------------------    PAID-IN-    ACCUMULATED   TREASURY   TRANSLATION      EQUITY
                                            SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     ADJUSTMENT      (DEFICIT)
                                           ---------   ------   ----------   -----------   --------   -----------   -------------
Balances at January 1, 1994..............  1,006,827    $ 10     $   135      $(14,396)    $  (176)       $ --        $(14,427)
Exercise of common stock options for
  cash...................................     11,613      --           4            --          --          --               4
Common stock issued for services.........      1,333      --           4            --          --          --               4
Exercise of common stock warrants for
  cash...................................      3,435      --          --            --          --          --              --
Net loss.................................         --      --          --          (864)         --          --            (864)
Foreign currency translation
  adjustment.............................         --      --          --            --          --         (30)            (30)
                                           ---------    ----     -------      --------     -------        ----        --------
Balances at December 31, 1994............  1,023,208      10         143       (15,260)       (176)        (30)        (15,313)

Exercise of common stock options for
  cash...................................     37,583       1          40            --          --          --              41
Net earnings.............................         --      --          --           388          --          --             388
Foreign currency translation
  adjustment.............................         --      --          --            --          --         (31)            (31)
                                           ---------    ----     -------      --------     -------        ----        --------
Balances at December 31, 1995............  1,060,791      11         183       (14,872)       (176)        (61)        (14,915)

Common stock issued in initial public
  offering, net of offering costs (note
  5).....................................  2,100,000      21       8,629            --          --          --           8,650
Conversion of preferred stock............  4,099,598      41      14,114            --          --          --          14,155
Exercise of common stock warrants for
  cash...................................    155,821       2         503            --          --          --             505
Exercise of common stock options for
  cash...................................     13,678      --          20            --          --          --              20
Common stock issued for services.........      8,333      --          20            --          --          --              20
Common stock issued for cash.............     15,000      --          57            --          --          --              57
Retirement of treasury stock.............    (83,333)     (1)       (175)           --         176          --              --
Net loss.................................         --      --          --          (162)         --          --            (162)
Foreign currency translation
  adjustment.............................         --      --          --            --          --         (19)            (19)
                                           ---------    ----     -------      --------     -------        ----        --------
Balances at December 31, 1996............  7,369,888    $ 74     $23,351      $(15,034)    $    --        $(80)       $  8,311
                                           =========    ====     =======      ========     =======        ====        ========

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994       1995       1996
                                                              -------    -------    -------
Cash flows from operating activities:
  Net earnings (loss).......................................  $  (864)   $   388    $  (162)
  Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
     Extraordinary item -- gain on early extinguishment of
       debt.................................................     (298)        --         --
     Depreciation and amortization..........................      267        174        277
     Common stock issued for services.......................        4         --         20
     Changes in operating assets and liabilities:
       Accounts receivable..................................      142       (151)       351
       Prepaid expenses and other...........................      (43)         6       (162)
       Accounts payable.....................................     (117)       306       (271)
       Accrued expenses.....................................       32       (113)      (182)
       Deferred revenue.....................................       (8)      (506)       105
                                                              -------    -------    -------
          Net cash provided (used) by operating
            activities......................................     (885)       104        (24)
                                                              -------    -------    -------
Cash flows from investing activities:
  Additions to equipment....................................       (2)      (249)      (235)
  Additions to purchased computer software..................     (210)        --       (200)
                                                              -------    -------    -------
          Net cash used by investing activities.............     (212)      (249)      (435)
                                                              -------    -------    -------
Cash flows from financing activities:
  Principal payments on notes payable.......................     (501)      (100)      (500)
  Proceeds from issuance of common stock, net...............       --         --      8,707
  Proceeds from exercise of common stock options and
     warrants...............................................        4         41        525
  Proceeds from notes payable...............................      100        100         --
                                                              -------    -------    -------
          Net cash provided (used) by financing
            activities......................................     (397)        41      8,732
                                                              -------    -------    -------
Foreign currency translation adjustment affecting cash .....      (30)       (31)       (19)
                                                              -------    -------    -------
          Net increase (decrease) in cash and cash
            equivalents.....................................   (1,524)      (135)     8,254
Cash and cash equivalents at beginning of period............    1,812        288        153
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $   288    $   153    $ 8,407
                                                              =======    =======    =======
Supplemental disclosures:
  Cash paid for interest....................................  $    71    $    76    $    38
                                                              =======    =======    =======
  Cash paid for income taxes................................  $    83    $   127    $    91
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Financial Statement Presentation

     Spatial Technology Inc. (Spatial or the Company) was incorporated under the laws of the State of Delaware on July 7, 1986 to design, develop, and market 3D modeling software. Spatial has three wholly owned subsidiaries, Spatial Technology Ltd., Spatial Technology GmbH, and Spatial Technology K.K. located in England, Germany, and Japan, respectively, that assist in the sales and licensing of the Company's products.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

  (c) Foreign Currency Translation

     The functional currencies of each of the Company's foreign subsidiaries is the local currency of the country where the subsidiary is located. Assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated using a weighted average exchange rate during the period. Net exchange gains and losses resulting from such translation are included as a separate component of stockholders' equity (deficit) and reported as a separate line item in the consolidated statements of cash flows. Gains and losses from foreign currency transactions, when applicable, are included in other income (expense). There were no significant gains or losses on foreign currency transactions during the years ended December 31, 1994, 1995 and 1996.

  (d) Revenue Recognition

     Revenue from products or services is recognized based upon shipment of products or performance of services. License fee revenue is recognized upon completion of a signed contract and shipment of the software. Revenue from royalties is recognized upon receipt of payment or according to the payment terms specified in the contract. Prepaid royalties represent non-refundable amounts paid for use of the Company's software for which the Company has no obligation to refund or return upon non-delivery of products. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Training is recognized upon completion of the training course by the customer.

  (e) Equipment and Purchased Computer Software

     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets which range from five to seven years. Prior to 1996, the estimated useful lives were three to four years. During the fourth quarter of 1996, these estimates were changed to better reflect the estimated periods during which these assets will remain in service and to utilize useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives were made on a prospective basis, effective January 1, 1996. The effect of this change on depreciation expense and net loss for 1996 was not significant.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     Purchased computer software represents software enhancements acquired from third parties, and is amortized over its estimated useful life of three years, beginning when the software is incorporated into the Company's products.

  (f) Stock-Based Compensation

     The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). The Company has provided pro forma disclosures of net loss and loss per share as if the fair value based method of accounting for these plans, as proscribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied. Pro forma disclosures include the effects of employee and non-employee director stock options granted during 1996. See note 5.

  (g) Impairment of Long-Lived Assets

     Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. The adoption of SFAS 121 had no effect on the consolidated financial statements of the Company.

  (h) Research and Development Costs

     Costs to establish the technological feasibility of computer software products are expensed as incurred.

  (i) Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

(2) EQUIPMENT

     Equipment consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Computer equipment..........................................  $ 1,641    $ 1,853
Furniture and office equipment..............................      277        300
Leasehold improvements......................................       64         64
                                                              -------    -------
                                                                1,982      2,217
Less accumulated depreciation...............................   (1,605)    (1,794)
                                                              -------    -------
                                                              $   377    $   423
                                                              =======    =======

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

(3) NOTES PAYABLE

     In July 1996, the Company obtained a revolving line of credit from a bank of up to $500,000. This line of credit is secured by accounts receivable, bears interest at the bank's prime rate plus 0.75% and matures in June 1997. As of December 31, 1996, the Company had no borrowings under this line of credit. In July 1996, the Company also obtained equipment financing for $250,000, bearing interest at the banks prime rate plus 2.25% and due June 1998. The equipment financing was paid in full during 1996.

     In January 1996, the Company issued a promissory note for $125,000 to a bank bearing interest at prime rate plus 1% per annum and maturing on June 30, 1996. This promissory note was secured by a guarantee from an existing stockholder. In connection with these transactions, the Company issued a warrant to purchase 12,500 shares of common stock with an exercise price of $8.22 per share. The warrant expires in January 2003. In February 1996, the Company issued a promissory note for $100,000 to an existing stockholder bearing interest at 10% per annum and maturing on June 30, 1996. In connection with this transaction, the Company issued a warrant to purchase 10,000 shares common stock with an exercise price of $8.22 per share. The warrant expires in February 2003. Both notes were paid in full during 1996.

     Note payable as of December 31, 1995 for $500,000 was pursuant to a revolving line of credit with a bank, with maximum borrowings of $500,000, bearing interest at the bank's prime rate plus 2% per annum, through April 30, 1996, and was paid in 1996. Advances under the line of credit were based upon a 70% advance rate against accounts receivable, and were secured by substantially all the assets of the Company.

     During November 1994, a $500,000 promissory note payable, and related accrued interest payable, to a major customer was forgiven in consideration for future royalty payments owed to the Company and $202,000 in cash. The Company recognized an extraordinary gain of $298,000 on the transaction.

(4) MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Effective upon the closing of the initial public offering described in note 5, all 6,381,473 shares of outstanding mandatory redeemable preferred stock were converted into 4,099,598 shares of common stock.

(5) STOCKHOLDERS' EQUITY (DEFICIT)

  Initial Public Offering

     In October 1996, the Company completed an initial public offering (Offering) of 3,000,000 shares of common stock. The Offering consisted of 2,100,000 shares sold by the Company and 900,000 shares sold by existing stockholders, at a price of $5.00 per share. Net proceeds to the Company were approximately $8,650,000, after deducting underwriting discounts and commissions and other offering expenses.

  Reverse Common Stock Split

     In June 1996, the Board of Directors of the Company approved a 1-for-3 reverse common stock split. Accordingly, all share and per share amounts included in the accompanying consolidated financial statements, and notes thereto, have been retroactively adjusted to reflect the effects of the reverse stock split as of and for all periods presented.

  Preferred Stock

     In June 1996, the Board of Directors of the Company authorized, at their discretion, the issuance of up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges of such series. As of December 31, 1996 no shares of preferred stock were outstanding.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

  Stock Options

     In June 1996, the Board of Directors of the Company approved the 1996 Equity Incentive Plan (1996 Plan). Up to 1,000,000 shares of Common Stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may issue incentive stock options and nonqualified options. Incentive stock options are granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over a maximum ten-year employment period. The Company also grants nonqualified stock options under the 1996 Plan that vest over a four-year period or upon specific performance objectives, and are exercisable over a maximum ten-year period or upon completion of such objectives. As of December 31, 1996 there were 482,054 options available for grant under the 1996 Plan.

     In June 1996, the Board of Directors approved the 1996 Non-Employee Directors' Stock Option Plan (Directors' Plan). Up to 250,000 shares of Common Stock may be issued pursuant to the Directors' Plan. Stock options granted under the Directors' Plan are granted at not less than the fair market value of the stock on the date of grant, immediately exercisable, subject to repurchase by the Company, vest in four equal annual installments, and are exercisable over a ten-year period from date of grant. During 1996 the Company granted options under the Directors' Plan to purchase 60,000 shares of common stock at exercise prices ranging between $4.13 and $5.00, all of which were outstanding as of December 31, 1996.

     In August 1996, the Company's Board of Directors approved the termination, effective upon the initial public offering described above, of the Amended and Restated 1987 Stock Option Plan (1987 Plan). Under the 1987 Plan the Company issued incentive stock options and nonqualified options. Incentive stock options were granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over either a five-year or ten-year employment period. The Company also granted nonqualified stock options under the 1987 Plan that vest over a four-year period or upon specific performance objectives, and are exercisable over a five-year period or upon completion of such objectives. As a result of such termination, no additional options may be issued under the 1987 Plan. The options to purchase 311,863 shares of Common Stock at a weighted average exercise price of $3.15 outstanding as of December 31, 1996 will remain exercisable until they expire or terminate pursuant to their terms.

     The fair value of options granted was estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used for grants in 1995 and 1996: risk-free interest rate of 5.875; expected life of 3 years; 57.6% volatility; and no cash dividends.

     Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                 1995            1996
                                                                ------          -------
Pro forma net earnings (loss):
  As reported...............................................     $ 388           $ (162)
  Adjusted pro forma........................................       348             (483)
Pro forma net earnings (loss) per share:
  As reported...............................................     $0.07           $(0.03)
  Adjusted pro forma........................................      0.07            (0.08)

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     A summary of the status of the Company's fixed option plans as of December 31, 1994, 1995 and 1996 and changes during the years ending on those dates is presented below:

                                         1994                  1995                  1996
                                 --------------------   -------------------   -------------------
                                            WEIGHTED-             WEIGHTED-             WEIGHTED-
                                             AVERAGE               AVERAGE               AVERAGE
                                            EXERCISE              EXERCISE              EXERCISE
                                  SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                 --------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of
  year.........................   236,915     $3.23     307,213     $2.56     329,505     $2.81
Granted........................   231,979      3.00     107,154      3.00     657,872      4.81
Exercised......................   (11,608)     0.35     (35,578)     1.00     (17,010)     1.57
Forfeited......................  (150,073)     4.47     (49,284)     2.84     (80,558)     3.06
                                 --------               -------               -------
Outstanding at end of year.....   307,213      2.56     329,505      2.81     889,809      4.29
                                 ========               =======               =======
Weighted-average fair value of
  options granted during the
  year at exercise price equal
  to market price at grant
  date.........................     $1.46                 $1.62                 $2.56

     The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
             -----------------------------------------------   -------------------------------
                               WEIGHTED-                          NUMBER
                 NUMBER         AVERAGE                        EXERCISABLE
 RANGE OF    OUTSTANDING AT    REMAINING                            AT
 EXERCISE     DECEMBER 31,    CONTRACTUAL   WEIGHTED-AVERAGE   DECEMBER 31,   WEIGHTED-AVERAGE
  PRICES          1996           LIFE        EXERCISE PRICE        1996        EXERCISE PRICE
 --------    --------------   -----------   ----------------   ------------   ----------------
$1.50-3.00      269,851       3.2 years          $2.88           156,299           $2.80
$3.84-5.00      619,958       9.8                 4.91           578,779            4.91
                -------                                          -------
                889,809       7.8                 4.29           735,078            4.46
                =======                                          =======

  Employee Stock Purchase Plan

     In June 1996, the Board of Directors approved the Employee Stock Purchase Plan. Up to 100,000 shares of common stock may be issued pursuant to the plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of shares. No shares have been issued under the Employee Stock Purchase Plan as of December 31, 1996.

  Warrants

     In October 1996, in connection with the initial public offering described above, the Company issued a warrant to the underwriter to purchase 210,000 shares of common stock at an exercise price of $6.50 per share. This warrant is exercisable at the holder's option through its expiration in 2001.

     During 1995, the Company issued additional warrants to purchase 20,000 shares of preferred stock at an exercise price of $2.74 per share in connection with the Company's debt financing. Consistent with the terms of the preferred stock warrants, upon the closing of the initial public offering described above these preferred stock warrants were converted into warrants to purchase 6,666 shares of common stock at a price of $8.22 per share. These warrants are exercisable at the holder's option through their expiration in 2000.

     During 1994, the Company issued warrants to purchase 682,482 shares of preferred stock at an exercise price of $2.74 per share in connection with the Company's debt financing. During 1995, 182,482 of these

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES warrants were canceled. Consistent with the terms of the preferred stock warrants, upon the closing of the initial public offering described above the remaining preferred stock warrants to purchase 500,000 shares of preferred stock were converted into warrants to purchase 166,665 shares of common stock at a price of $8.22 per share. The remaining warrants are exercisable at the holder's option through their expiration in 2001.

     During 1993, the Company issued warrants to purchase 30,000 shares of preferred stock at an exercise price of $3.75 per share. Consistent with the terms of these preferred stock warrants, upon the closing of the initial public offering described above these preferred stock warrants were converted into warrants to purchase 30,000 shares of common stock at a price of $3.75 per share. In October 1996 these warrants were exercised by the holder.

     During 1993, in connection with the issuance of preferred stock, the Company issued warrants to purchase 42,915 shares of common stock at $.03 per share. These warrants are exercisable at the holders' option from February 2, 1993 through their expiration in 1999. During 1994, a warrant for 3,435 shares of common stock, held by an existing stockholder was exercised at $.03 per share. No warrants were exercised during 1995. During 1996, two warrants for 4,091 and 19,741 shares of common stock, held by existing stockholders were exercised at $.03 per share. At December 31, 1996 15,648 shares of authorized, but unissued, common stock has been reserved for the exercise of the remaining outstanding warrants.

     During 1991, the Company issued warrants to purchase 141,243 shares of common stock at $3.84 per share in connection with the conversion of demand notes to preferred stock. These warrants were exercisable at the holder's option through their expiration in April 1996. In April 1996, warrants to purchase 101,989 shares of Common Stock, held by existing stockholders, were exercised at $3.84 per share. The remaining warrants to purchase 39,254 shares of Common Stock expired in April 1996.

(6) INCOME TAXES

     Tax expense for 1994, 1995, and 1996 is comprised solely of withholding taxes on foreign sales.

     Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) before income taxes and extraordinary item as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1994      1995     1996
                                                              ------    ------    -----
Expected income tax expense (benefit).......................   $(247)    $ 191     $ (7)
Non deductible expenses, net................................      35        10        7
Net operating loss for which no benefit was recognized......     212        --       --
Decrease in deferred tax valuation allowance due to
  utilization of net operating loss.........................      --      (201)      --
carryforward Withholding taxes on foreign sales.............     137       174      140
                                                               -----     -----     ----
Income tax expense..........................................   $ 137     $ 174     $140
                                                               =====     =====     ====

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     The tax effects of significant temporary differences that result in deferred tax assets are as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
Accounts receivable, primarily due to differences in
  accounting for bad debts..................................    $   11     $   17
Property and equipment, primarily due to differences in
  depreciation..............................................        13          1
Deferred revenue, due to differences in revenue recognition
  for financial statement and income tax purposes...........        --         26
Accrued expenses, primarily due to difference in the period
  of recognition for financial statement and income tax
  purposes..................................................       156         61
Purchased software, primarily due to differences in carrying
  values for financial statement and income tax purposes....        77         32
Research and development and other tax credits..............       883        929
Net operating loss carryforwards............................     3,804      3,918
                                                                ------     ------
          Total deferred tax assets.........................     4,944      4,984
Less valuation allowance....................................     4,944      4,984
                                                                ------     ------
          Net deferred tax assets...........................    $   --     $   --
                                                                ======     ======

     At December 31, 1996, the Company had net operating loss carryforwards for regular income tax purposes of approximately $11,525,000, which if not utilized, expire in the years 2004 through 2011. Approximately $2,996,000 of the total net operating loss carryforward at December 31, 1996 is subject to limitation under
Section 382 of the Internal Revenue Code. Should a subsequent change in ownership occur, the remaining net operating loss carryforward may also be subject to limitation.

     The Company also has research and development credit carryforwards for income tax purposes available totaling approximately $929,000, which if not utilized, expire in the years 2001 through 2011. Approximately $284,000 of the total credit carryforward is also subject to limitation under Section 382 of the Internal Revenue Code.

(7) COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

1997.................................................  $  360
1998.................................................     350
1999.................................................     356
2000.................................................     279
2001.................................................       4
                                                       ------
                                                       $1,349
                                                       ======

     Rent expense was approximately $279,000, $405,000 and $419,000 in 1994, 1995 and 1996, respectively.

     The Company executed a long-term consulting agreement with Three-Space Limited, a United Kingdom corporation, in 1989 obligating the Company to pay approximately $30,000 per month (as of December 31, 1996) for specified research and marketing activities. Consulting expense under this agreement was approximately $365,000, $350,000 and $408,000 in 1994, 1995 and 1996,
respectively. This agreement also requires the Company to pay a royalty to this entity on the sale of specific products, certain components of

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES which resulted from the research activities. Royalty expense under this agreement totaled approximately $235,000, $249,000 and $275,000 in 1994, 1995 and 1996, respectively.

     The Company has entered into various other licensing agreements which require the Company to pay royalties on each sale of the licensed software products. Royalty expense under these agreements is included in costs of sales and totaled approximately $193,000, $152,000 and $187,000 in 1994, 1995 and
1996, respectively.

     In connection with one such licensing agreement, a software developer has asserted a claim for additional royalties totaling $551,000. The Company disputes the claim and believes that it has adequately provided for its royalty liability under the agreement as of December 31, 1996.

     In February 1995, a judgment was entered against the Company in the amount of $419,000, relating to litigation by a former employee, which was accrued as of December 31, 1994. This liability was paid in full in October 1996.

(8) REVENUE, SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

     Revenue by geographic area is summarized as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1994       1995       1996
                                                         ------     ------     ------
United States..........................................  $3,358     $3,913     $4,882
Europe.................................................   1,465      1,870      2,199
Japan..................................................   1,557      1,846      1,742
Other..................................................     168      1,000        750
                                                         ------     ------     ------
          Total........................................  $6,548     $8,629     $9,573
                                                         ======     ======     ======

     Earnings (loss) from operations by geographic area is summarized as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1994        1995        1996
                                                       -------     -------     -------
United States........................................  $ 2,443     $ 2,782     $ 3,524
Europe...............................................      643       1,027       1,171
Japan................................................      778         887         632
Other................................................     (365)        669         468
                                                       -------     -------     -------
                                                         3,499       5,365       5,795
Unallocated corporate expenses.......................   (4,482)     (4,688)     (5,840)
                                                       -------     -------     -------
          Total......................................  $  (983)    $   677     $   (45)
                                                       =======     =======     =======

     Substantially all of the company's identifiable assets relate to domestic operations.

     During 1994 and 1996, one customer accounted for 11% and 13%, respectively, of the Company's revenue.

     The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers. The Company's accounts receivable are from both large multinational corporate customers and smaller companies in a variety of industries, with no concentration in a single industry. To reduce this risk, the Company evaluates the credit worthiness of its customers prior to the shipment of software or performance of services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information concerning directors and executive officers is set forth in the Proxy Statement under the headings "Election of Directors" and "Executive Officers", which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

  (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       3(i).1*           -- Restated Certificate of Incorporation.
       3(i).2*           -- [Intentionally Omitted]
       3(i).2(a)*        -- Certificate of Correction to the Restated Certificate of
                            Incorporation.
       3(i).2(b)*        -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
       3(i).2(c)*        -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
       3(i).2(d)*        -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
       3(i).3*           -- Form of Restated Certificate of Incorporation to be
                            effective upon the closing of this offering to which this
                            Registration Statement relates.
      3(ii).4*           -- By-laws of the Registrant, as amended.
      3(ii).5*           -- Form of By-laws to be effective upon the closing of this offering to which this Registration Statement relates.
          4.1*           -- Reference is made to Exhibits 3(i).1 through 3(ii).2.
          4.2            -- [Intentionally Omitted]
         10.1*           -- Form of Indemnification Agreement entered into between
                            the Registrant and its directors and officers, with
                            related schedule.
         10.2*           -- Investment Agreement, dated as of August 12, 1986.
         10.3*           -- Investors' Rights Agreement, dated as of February 4,
                            1993.
         10.4*           -- 1996 Amended and Restated 1987 Stock Option Plan of the
                            Registrant (the "Restated Plan"), including form of
                            Incentive Stock Option and Nonstatutory Stock Option
                            under the Restated Plan.
         10.5*           -- 1996 Equity Incentive Plan (the "Incentive Plan"),
                            including form of Incentive Stock Option and Nonstatutory
                            Stock Option under the Incentive Plan of the Registrant.
         10.6*           -- 1996 Non-Employee Directors' Stock Option Plan of the
                            Registrant (the "Directors' Plan"), including form of
                            Nonstatutory Stock Option under the Directors' Plan.
         10.7*           -- Employee Stock Purchase Plan of the Registrant and
                            related offering document.
         10.8*           -- Employment Agreement between the Registrant and Karlheinz
                            Peters, dated as of May 5, 1993.
         10.9            -- [Intentionally omitted]
         10.10*          -- Lease Agreement between the Registrant and Cottonwood
                            Development Partners, dated June 29, 1990, as amended.
         10.11           -- [Intentionally omitted]
         10.12           -- [Intentionally omitted]
         10.13*          -- Warrant to Purchase 15,648 shares of Common Stock issued by the Registrant to New York Life Insurance Company.
         10.14           -- [Intentionally omitted]
         10.15*          -- Warrant to Purchase 100,000 shares of Next Preferred
                            Stock issued by the Registrant to New York Life Insurance
                            Company.
         10.16*          -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Nazem & Company II,
                            L.P.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.17*          -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Benefit Capital
                            Management Corporation.
         10.18*          -- Warrant to Purchase 20,000 shares of Next Preferred Stock issued by the Registrant to Silicon Valley Bank.
         10.19*          -- Warrant to Purchase 37,500 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management
                            Corporation.
         10.20*          -- Warrant to Purchase 30,000 shares of Next Preferred Stock issued by the Registrant to New York Life Insurance
                            Company.
         10.21*          -- Development Agreement between the Registrant and
                            Three-Space Limited, dated June 26, 1987, as amended.
         10.22*          -- Marketing Agreement between the Registrant and
                            Three-Space Limited, dated May 31, 1989, as amended.
         10.23*          -- Consultancy Agreement between the Registrant and D-Cubed
                            Ltd., dated June 19, 1991, as amended.
         10.24*          -- Technology Development and Royalty Agreement between the
                            Registrant and Autodesk, Inc., dated June 27, 1991, as
                            amended.
         10.25*          -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.
         10.26*          -- Ninth Amendment to the Development Agreement between the
                            Registrant and Three-Space Limited, dated June 26, 1987,
                            as theretofore amended (Exhibit 10.21 to this
                            Registration Statement) dated September 11, 1996.
         21.1*           -- List of Subsidiaries of the Registrant.
         27              -- Financial Data Schedule

---------------

* Incorporated by reference to the Issuer's Registration Statement on Form SB-2, File No. 333-5416-D, as amended.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.