Form 10QSB
period 1997-03-31
SPATIAL TECHNOLOGY INC
filed 1997-05-13
CIK 852437

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from        to


                         Commission file number 0-288-42


                             SPATIAL TECHNOLOGY INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                            84-1035353
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)

2425 55th STREET, SUITE 100, BOULDER, COLORADO         80301
   (address of principal executive offices)          (Zip Code)

                                 (303) 449-0649
              (Registrant's telephone number, including area code)


       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

       As of April 1, 1997, there were outstanding 7,430,132 shares of the Registrant's Common Stock (par value $0.01 per share).


       Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                      ---    ---

================================================================================

                            SPATIAL TECHNOLOGY INC.

                                     INDEX


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1996
              and March 31, 1997  . . . . . . . . . . . . . . . . . . .     3

         Condensed Consolidated Statements of Operations, three
              months ended March 31, 1996 and 1997  . . . . . . . . . .     4

         Condensed Consolidated Statements of Cash Flows, three
              months ended March 31, 1996 and 1997  . . . . . . . . . .     5

         Notes to Condensed Consolidated Financial Statements   . . . .     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . .     7

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .     9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                            SPATIAL TECHNOLOGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (Amounts in thousands, except shares)

                                     ASSETS

                                                           December 31,      March 31,
                                                               1996            1997
                                                           ------------    ------------
                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents ...........................   $      8,407    $      7,687
   Accounts receivable, net of allowance of $50 and
         $75 in 1996 and 1997, respectively ............          1,542           1,840
   Prepaid expenses and other ..........................            341             362
                                                           ------------    ------------
        Total current assets ...........................         10,290           9,889
Equipment, net .........................................            423             562
Purchased computer software, net .......................            358             332
                                                           ------------    ------------

                                                           $     11,071    $     10,783
                                                           ============    ============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ....................................   $        314    $        252
   Accrued royalties payable ...........................            366             379
   Other accrued expenses ..............................            755             647
   Deferred revenue ....................................          1,325           1,446
                                                           ------------    ------------
     Total current liabilities .........................          2,760           2,724
                                                           ------------    ------------


Stockholders' Equity:
    Common stock, $.01 par value; 22,500,000 shares
         authorized; 7,369,888 and 7,430,122 shares
         issued in 1996 and 1997, respectively .........             74              74
    Additional paid-in capital .........................         23,351          23,542
    Accumulated deficit ................................        (15,034)        (15,445)
    Foreign currency translation adjustment ............            (80)           (112)
                                                           ------------    ------------
          Total stockholders' equity ...................          8,311           8,059
                                                           ------------    ------------

                                                           $     11,071    $     10,783
                                                           ============    ============


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (In thousands, except per share amounts)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
Revenue:
    License fees .......................................   $    951    $    614
    Royalties ..........................................        718         767
    Maintenance and other ..............................        716         709
                                                           --------    --------
         Total revenue .................................      2,385       2,090
                                                           --------    --------


Cost of sales:
    License fees .......................................         83          68
    Royalties ..........................................         65          56
    Maintenance and other ..............................        158          69
                                                           --------    --------
         Total cost of sales ...........................        306         193
                                                           --------    --------

Gross profit ...........................................      2,079       1,897
                                                           --------    --------

Operating expenses:
    Sales and marketing ................................        735         923
    Research and development ...........................        861         888
    General and administrative .........................        330         574
                                                           --------    --------
         Total operating expenses ......................      1,926       2,385
                                                           --------    --------

         Earnings (loss) from operations ...............        153        (488)

Other income (expense):
    Interest income ....................................          5         107
    Interest expense ...................................        (36)         (1)
    Other, net .........................................          1          (1)
                                                           --------    --------
         Total other income (expense) ..................        (30)        105
                                                           --------    --------

         Earnings (loss) before income taxes ...........        123        (383)

Income tax expense .....................................         64          28
                                                           --------    --------

         Net earnings (loss) ...........................   $     59    $   (411)
                                                           ========    ========


Earnings (loss) per common share .......................   $   0.01    $  (0.05)
                                                           ========    ========

Weighted average number of common shares and common
    equivalent shares outstanding ......................      5,218       7,486
                                                           ========    ========




          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      1996        1997
                                                                    --------    --------
Cash flows from operating activities:
  Net earnings (loss) ...........................................   $     59    $   (411)
  Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization ...............................         59          70
    Changes in operating assets and liabilities:
      Accounts receivable .......................................       (528)       (298)
      Prepaid expenses and other ................................          1         (21)
      Accounts payable ..........................................        (56)        (62)
      Accrued expenses ..........................................        145         (95)
      Deferred revenue ..........................................        450         121
                                                                    --------    --------
         Net cash provided (used) by operating activities .......        130        (696)
                                                                    --------    --------

Cash flows from investing activities:
  Additions to equipment ........................................        (34)       (183)
                                                                    --------    --------
         Net cash used by investing activities ..................        (34)       (183)
                                                                    --------    --------

Cash flows from financing activities:
  Principal payments on notes payable ...........................       (275)         --
  Proceeds from factored accounts receivable ....................        361          --
  Proceeds from issuance of stock ...............................          1         191
                                                                    --------    --------
         Net cash provided by financing activities ..............         87         191
                                                                    --------    --------

Foreign currency translation adjustment affecting cash ..........         (7)        (32)
                                                                    --------    --------
         Net increase (decrease) in cash and cash equivalents ...        176        (720)

Cash and cash equivalents at beginning of period ................        153       8,407
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $    329    $  7,687
                                                                    ========    ========


Supplemental disclosures:
  Cash paid for interest ........................................   $     21    $     --
                                                                    ========    ========

  Cash paid for income taxes ....................................   $     44    $     29
                                                                    ========    ========


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997

A. FINANCIAL STATEMENT PRESENTATION

       The accompanying audited and unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the condensed consolidated financial statements, when read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, are adequate to make the information presented not misleading.

       Certain prior year financial statement balances have been reclassified to conform to the 1997 presentations.

B. EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share is computed using the weighted average number of shares of common and common equivalent shares resulting from outstanding options and warrants. Fully diluted earnings per share are the same as primary earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-KSB for the year ended December 31, 1996, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

Revenue

       Total revenue for the quarter ended March 31, 1997 decreased 12% to $2.1 million from $2.4 million reported for the quarter ended March 31, 1996. This decrease resulted from decreased license fee revenue, and maintenance and other revenue, which was partially offset by higher royalty revenue. License fees decreased 35% to $614,000 for the first quarter of 1997 from $951,000 reported in the first quarter of 1996. The decrease in license fees is attributed primarily to fewer new license contracts in the Asia Pacific and Western United States sales regions in 1997 as compared to 1996. Royalties increased 7%, growing to $767,000 for the first quarter of 1997 from $718,000 reported for the same quarter in 1996. Maintenance and other revenue decreased slightly to $709,000 for the quarter ended March 31, 1997 as compared to $716,000 reported for the quarter ended March 31, 1996. International revenue represented 53% of total revenue for the first quarter of 1997 as compared to 49% for the first quarter of 1996.

Cost of  Sales

       Cost of sales consists of royalty payments by the Company to third party developers, support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased 37% to $193,000 for the quarter ended March 31, 1997 from $306,000 reported in the comparable prior year period. The decrease reflects a $49,000 decrease in manufacturing costs resulting from the Company's transition to CD-ROM based media as its primary media format and to the use of on-line documentation, as well as a $37,000 decrease in royalty expenses.
These decreases were partially offset by increased amortization of purchased computer software. As a percent of total revenue, cost of sales decreased to 9% for the three month period ended March 31, 1997 as compared to 13% for the comparable period in 1996.

Operating Expenses

       Sales and marketing expense increased 26% to $923,000 for the fiscal quarter ended March 31, 1997 as compared to $735,000 reported in the fiscal quarter ended March 31, 1996. The increase is attributable to increased staffing and promotional activity related to the introduction of a new product, 3D Building Blox(TM), in the first quarter of 1997. As a percent of total revenue, sales and marketing expense increased to 44% for the quarter ended March 31, 1997 as compared to 31% for the comparable prior year period.

       Research and development expense increased slightly to $888,000 for the quarter ended March 31, 1997 from $861,000 reported in the same prior year quarter. As a percent of total revenue, research and development expense increased to 42% for the quarter ended March 31, 1997 from 36% for the comparable prior year quarter. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

       General and administrative expense increased 74% to $574,000 for the quarter ended March 31, 1997 from $330,000 reported for the same quarter in 1996. The increase is attributable to increased spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. As a percent of total revenue, general and administrative expense increased to 27% for the first quarter of 1997 as compared to 14% for the first quarter of 1996.

Other Income (Expense), net

       Other income increased to $105,000 for the quarter ended March 31, 1997 as compared to an expense of $30,000 reported for the quarter ended March 31, 1996. Increased other income reflects higher interest income resulting from the investment of proceeds from the Company's initial public offering which was completed in October 1996.

Income Tax Expense

       Income tax expense decreased to $28,000 for the fiscal quarter ended March 31, 1997 from $64,000 reported for the same quarter in 1996 reflecting lower license fee revenue in Japan. Income tax expense for these periods included only withholding taxes on foreign sales.

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

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 1997, the Company had $7.7 million in cash and cash equivalents. Cash and cash equivalents decreased $720,000 for the three months ended March 31, 1997, as compared to an increase in cash and cash equivalents of $176,000 for the comparable prior year period.

       Net cash used by operating activities was $696,000 for the three month period ended March 31, 1997 as compared to cash provided by operations of $130,000 for the three month period ended March 31, 1996. Net cash used for operations in 1997 was primarily the result of the quarter's net loss combined with an increase in accounts receivable. Cash provided by operations in the period ended March 31, 1996 was primarily due to an increase in deferred revenue and accrued expenses, which was partially offset by increased accounts receivable.

       Net cash used by investing activities totaling $183,000 and $34,000 for the three month periods ended March 31, 1997 and 1996, respectively, reflects cash used for capital equipment purchases.

       Net cash provided by financing activities was $191,000 for the three months ended March 31, 1997, reflecting primarily the issuance of stock in connection with the exercise of stock options. Net cash provided by financing activities in the three month period ended March 31, 1996 of $87,000 was primarily due to proceeds from factored accounts receivable, partially offset by cash used for principal payments on notes payable.

       The Company has a revolving line of credit with a bank providing for maximum borrowings of $500,000 through June 1997. The line of credit bears interest at the bank's prime rate plus 0.75%. As of March 31, 1997, the Company had no borrowings under this line of credit.

       The Company believes cash generated from operations, together with existing cash, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings:

       On April 30, 1997, the Company filed a Complaint for Damages and Injunctive Relief and Jury Demand in the District Court of Boulder County, Colorado against Rolf Fischer, Ronald E. Davidson and Hyper Tree Technologies, L.L.C. Both Mr. Fischer and Mr. Davidson were employees of the Company until their resignations effective on March 31, 1997. Additionally, Mr. Davidson served as an executive officer of the Company as Vice President, Pacific Rim Sales. In the Complaint, the Company alleges that Messrs. Fischer and Davidson have acted to deprive the Company of its rights to a technology known as "Lean Design". The Company is seeking relief against the defendants for breach of contract and employment duties, unfair competition, fraud, misappropriation of trade secrets and conspiracy, among other items, and has requested a jury trial to resolve the issues in dispute.

Item 2.  Changes in Securities:
         None

Item 3.  Defaults on Senior Securities:
         Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders:
         None

Item 5.  Other Information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
         a)  Exhibits
             27 - Financial Data Schedule

         b)  Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SPATIAL TECHNOLOGY INC.



Date May 13, 1997                               /s/ Mark C. Vellequette
     ------------                               -----------------------------
                                                Mark C. Vellequette
                                                Vice President, Finance and
                                                Administration and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
