Form 10QSB
period 1997-06-30
SPATIAL TECHNOLOGY INC
filed 1997-08-08
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

    (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1997

                                     OR

    ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from                        to


                        Commission file number 0-288-42


                            SPATIAL TECHNOLOGY INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                                84-1035353
(State or other jurisdiction of incorporation or               (I.R.S. Employer Identification No.)
                  organization)

 2425 55TH STREET, SUITE 100, BOULDER, COLORADO                               80301
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

    As of July 1, 1997, there were outstanding 7,430,132 shares of the Registrant's Common Stock (par value $0.01 per share).

    Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                    ---     ---

                            SPATIAL TECHNOLOGY INC.

                                     INDEX


                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1996
             and June 30, 1997    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Condensed Consolidated Statements of Operations, three and six
             months ended June 30, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . .      4

         Condensed Consolidated Statements of Cash Flows, three and six
             months ended June 30, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . .      5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . .      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                            SPATIAL TECHNOLOGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (Amounts in thousands, except shares)

                                     ASSETS

                                                                               December 31,          June 30,
                                                                                   1996                1997
                                                                                ---------            ---------
                                                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                                                   $    8,407           $    6,928
     Accounts receivable, net of allowance of $50 and $87 in 1996 and
         1997, respectively                                                         1,542                2,076
   Prepaid expenses and other                                                         341                  435
                                                                                ---------            ---------
         Total current assets                                                      10,290                9,439
Equipment, net                                                                        423                  742
Purchased computer software, net                                                      358                  106
                                                                                ---------            ---------
                                                                                $  11,071            $  10,287
                                                                                =========            =========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                             $     314            $     339
   Accrued royalties payable                                                          366                  372
   Other accrued expenses                                                             755                  956
   Deferred revenue                                                                 1,325                1,346
                                                                                ---------            ---------
     Total current liabilities                                                      2,760                3,013
                                                                                ---------            ---------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized;
         7,369,888 and 7,430,132 shares issued in 1996 and 1997,
         respectively                                                                  74                   74
     Additional paid-in capital                                                    23,351               23,539
     Accumulated deficit                                                          (15,034)             (16,249)
     Foreign currency translation adjustment                                          (80)                 (90)
                                                                                ---------            ---------
        Total stockholders' equity                                                  8,311                7,274
                                                                                ---------            ---------
                                                                                $  11,071            $  10,287
                                                                                =========            =========


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In thousands, except per share amounts)


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,

                                                          1996           1997            1996           1997
                                                       ---------      ----------       ---------      ---------
Revenue:
  License fees  . . . . . . . . . . . . . . . . .      $   1,397      $      956       $   2,348      $   1,570
  Royalties   . . . . . . . . . . . . . . . . . .            510             532           1,228          1,299
  Maintenance and other   . . . . . . . . . . . .            745             697           1,461          1,406
                                                       ---------      ----------       ---------      ---------
         Total revenue  . . . . . . . . . . . . .          2,652           2,185           5,037          4,275
                                                       ---------      ----------       ---------      ---------

Cost of sales:
  License fees  . . . . . . . . . . . . . . . . .             62              83             148            151
  Royalties   . . . . . . . . . . . . . . . . . .             48              40             113             96
  Maintenance and other   . . . . . . . . . . . .            145              59             300            128
                                                       ---------      ----------       ---------      ---------
         Total cost of sales  . . . . . . . . . .            255             182             561            375
                                                       ---------      ----------       ---------      ---------
         Gross profit . . . . . . . . . . . . . .          2,397           2,003           4,476          3,900
                                                       ---------      ----------       ---------      ---------

Operating expenses:
  Sales and marketing   . . . . . . . . . . . . .            939             968           1,674          1,891
  Research and development  . . . . . . . . . . .            894             916           1,755          1,804
  General and administrative  . . . . . . . . . .            437             630             767          1,204
  Acquired in-process research and development and
    severance costs . . . . . . . . . . . . . . .             --             399              --            399
                                                       ---------      ----------       ---------      ---------
         Total operating expenses . . . . . . . .          2,270           2,913           4,196          5,298
                                                       ---------      ----------       ---------      ---------
         Earnings (loss) from operations  . . . .            127            (910)            280         (1,398)

Other income (expense)
  Interest income   . . . . . . . . . . . . . . .              7             100              12            207
  Interest expense  . . . . . . . . . . . . . . .            (28)             --             (64)            (1)
  Other, net  . . . . . . . . . . . . . . . . . .             --              (1)              1             (2)
                                                       ---------      ----------       ---------      ---------
         Total other income (expense) . . . . . .            (21)             99             (51)           204
                                                       ---------      ----------       ---------      ---------
         Earnings (loss) before income taxes  . .            106            (811)            229         (1,194)

Income tax expense (benefit)  . . . . . . . . . .            (19)             (7)             45             21
                                                       ---------      ----------       ---------      ---------

         Net earnings (loss). . . . . . . . . . .      $     125      $     (804)      $     184      $  (1,215)
                                                       =========      ==========       =========      =========

Earnings (loss) per common share  . . . . . . . .      $    0.02      $    (0.11)      $    0.03      $   (0.16)
                                                       =========      ==========       =========      =========

Weighted average number of common shares and  . .
  common equivalent shares outstanding  . . . . .          5,357           7,454           5,330          7,465
                                                       =========      ==========       =========      =========


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                   1996                     1997
                                                                                -----------              ---------
Cash flows from operating activities:
  Net earnings (loss)                                                           $       184              $  (1,215)
  Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
     Acquired in-process research and development                                        --                    200
     Depreciation and amortization                                                      115                    152
     Common stock issued for services                                                    20                     --
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (400)                  (534)
       Prepaid expenses and other                                                         8                    (94)
       Accounts payable                                                                (175)                    25
       Accrued expenses                                                                 326                    207
       Deferred revenue                                                                 559                     21
                                                                                -----------              ---------
         Net cash provided (used) by operating activities                               637                 (1,238)
                                                                                -----------              ---------

Cash flows from investing activities:
  Additions to equipment                                                                (75)                  (419)
  Additions to purchased computer software                                             (200)                    --
                                                                                -----------              ---------
         Net cash used by investing activities                                         (275)                  (419)
                                                                                -----------              ---------

Cash flows from financing activities:
  Principal payments on notes payable                                                  (725)                    --
  Proceeds from notes payable                                                           225                     --
  Proceeds from issuance of stock                                                       392                    188
                                                                                -----------              ---------
         Net cash provided (used) by financing activities                              (108)                   188
                                                                                -----------              ---------
Foreign currency translation adjustment affecting cash                                  (17)                   (10)
                                                                                -----------              ---------
         Net increase (decrease) in cash and cash equivalents                           237                 (1,479)

Cash and cash equivalents at beginning of period                                        153                  8,407
                                                                                -----------              ---------
Cash and cash equivalents at end of period                                      $       390              $   6,928
                                                                                ===========              =========

Supplemental disclosures:
  Cash paid for interest                                                        $        29              $       1
                                                                                ===========              =========

  Cash paid for income taxes                                                    $        91              $      44
                                                                                ===========              =========


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1997

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

C. NOTES PAYABLE

    In May 1997 the Company amended its revolving line of credit with a bank. The amended line of credit provides for maximum borrowings of $1,000,000 through May 1998 and bears interest at the bank's prime rate plus 0.25%. As of June 30, 1997, the Company had no borrowings under this line of credit. The amended line of credit also includes an equipment financing line of credit providing for maximum borrowings of $500,000. The equipment financing line of credit bears interest at the bank's prime rate plus 0.75% and is payable in thirty-six equal monthly installments beginning on March 31, 1998.

D. SUBSEQUENT EVENTS

    Effective June 30, 1997 the Company entered into a Separation and Release Agreement with the former President of the Company, which provides for a lump sum severance payment, consulting fees and other benefits totaling approximately $150,000. Such amount was charged to operations in June 1997.

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

RESULTS OF OPERATIONS

Revenue

    Total revenue for the quarter ended June 30, 1997 decreased 18% to $2.2 million from $2.7 million reported for the quarter ended June 30, 1996. This decrease resulted from decreased license fees and maintenance and other revenue, which was partially offset by higher royalty revenue. License fees decreased 32% to $956,000 for the second quarter of 1997 from $1.4 million reported in the second quarter of 1996. The decrease in license fees is attributed primarily to fewer license contracts in North America in 1997 as compared to 1996. Maintenance and other revenue decreased 6% to $697,000 for the quarter ended June 30, 1997 as compared to $745,000 reported for the quarter ended June 30, 1996. Royalties increased 4%, growing to $532,000 for the second quarter of 1997 from $510,000 reported for the same quarter in 1996. Excluding non-refundable prepaid royalties, royalty revenue increased 17%, growing from $410,000 in the quarter ended June 30, 1996 to $478,000 in the quarter ended June 30, 1997. Increased royalties resulted from an increase in the number of the Company's customers shipping ACIS-based software applications. International revenue represented 44% of total revenue for the second quarter of 1997 as compared to 40% for the second quarter of 1996.

    For the six month period ended June 30, 1997 total revenue decreased 15% to $4.3 million as compared to $5.0 million reported for the same six month period in 1996, resulting primarily from decreased license fees and maintenance and other revenue, partially offset by increased royalties. License fees decreased 33% to $1.6 million in the six month period ended June 30, 1997 as compared to $2.3 million for the comparable prior year period. The decrease in license fees was attributed primarily to fewer license contracts in North America and Japan in 1997 as compared to 1996. Maintenance and other revenue decreased 4% to $1.4 million for the six month period ended June 30, 1997 as compared to $1.5 million reported for the comparable period in 1996, resulting primarily from a decrease in the number of annual maintenance contracts renewed. Royalties increased 6%, growing to $1.3 million for the six month period ended June 30, 1997 from $1.2 million reported for the six month period ended June 30, 1996. Increased royalties resulted from an increase in the number of the Company's customers shipping ACIS-based software applications. International revenue represented 49% of total revenue for the six months ended June 30, 1997 as compared to 44% for the six months ended June 30, 1996.

Cost of Sales

    Cost of sales consists of royalty payments by the Company to third party developers, support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased 29% to $182,000 for the quarter ended June 30, 1997 from $255,000 reported in the quarter ended June 30, 1996. For the six month period ended June 30, 1997 total cost of sales decreased 33% to $375,000 from $561,000 reported in the comparable prior year period. For all periods presented the decrease in total cost of sales was primarily due to lower manufacturing and support costs. Manufacturing costs decreased $36,000 and $86,000 in the three and six month periods ended June 30, 1997, respectively, as compared to the comparable prior year periods. Manufacturing costs decreased in each reported period of 1997 as compared to 1996 primarily due to a product release update distributed at the end of the first quarter of 1996, whereas no update was shipped in the first half of 1997. Decreased manufacturing costs are also due to the Company's transition to CD-ROM based media as its primary media format and to the use of on-line documentation at the end of the first quarter of 1996, resulting in cost savings. Support costs decreased $45,000 and $84,000 in the three and six month periods ended June 30, 1997, respectively, as compared to the comparable prior year periods primarily due to organization changes; management of customer support has been combined with other research and development functions. As a percent of total revenue, cost of sales decreased to 8% for the second quarter of 1997 as compared to 10% for the second quarter of 1996, and decreased to 9% for the six month period ended June 30, 1997 as compared to 11% for the comparable prior year period.

Operating Expenses

    Sales and marketing expense increased slightly to $968,000 for the quarter ended June 30, 1997 as compared to $939,000 reported in the quarter ended June 30, 1996. For the six month period ended June 30, 1997 sales and marketing expense increased 13% to $1.9 million from $1.7 reported for the six month period ended June 30, 1996. Increased sales and marketing expense reflected lower commission expense offset by higher spending on marketing in 1997 as compared to 1996. Commission expense decreased as a result of lower license fees in both the three and six month periods ended June 30, 1997 as compared to the same prior year periods. Increased marketing expense was primarily due to increased spending on marketing programs and increased staffing in support of heightened marketing activities on the part of the Company in 1997 as compared to 1996. Marketing program expenses increased in 1997 for public relations, direct mail promotions and advertising campaigns. As a percent of total revenue, sales and marketing expense increased to 44% for the three and six month periods ended June 30, 1997 as compared to 35% and 33% for the three and six month periods ended June 30, 1996, respectively.

    Research and development expense increased slightly to $916,000 for the quarter ended June 30, 1997 from $894,000 reported in the same prior year quarter. For the six month periods ended June 30, 1997 and 1996 research and development expense was $1.8 million. As a percent of total revenue, research and development expense increased to 42% for the three and six month periods ended June 30, 1997 from 34% and 35% for comparable prior year periods. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

    General and administrative expense increased 44% to $630,000 for the quarter ended June 30, 1997 from $437,000 reported for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 general and administrative expense increased 57% to $1.2 million from $767,000 reported for the same period in 1996. Increased general and administrative expense for all periods presented was primarily attributable to increased spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. Additionally, legal expense increased in 1997 as compared to 1996 due to costs associated with ongoing litigation as described in "Legal Proceedings". As a percent of total revenue, general and administrative expense increased to 29% for the second quarter of 1997 as compared to 16% for the second quarter of 1996 and 28% for the six month period ended June 30, 1997 as compared to 15% for the comparable prior year period.

Acquired In-process Research and Development and Severance Costs

    In the quarter ended June 30, 1997 the Company took a $200,000 non-cash write off related to acquired technology, reflecting a change in the Company's development strategy. The Company also incurred a $150,000 charge during the second quarter of 1997 for severance costs in connection with the Separation and Release Agreement with the former president of the Company.

Other Income (Expense), net

    Other income increased to $99,000 for the quarter ended June 30, 1997 as compared to an expense of $21,000 reported for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 other income increased to $204,000 as compared to an expense of $51,000 reported for the six month period ended June 30, 1996. Increased other income reflects higher interest income resulting from the investment of proceeds from the Company's initial public offering which was completed in October 1996.

Income Tax Expense

    Income tax expense reflected a credit of $7,000 in the quarter ended June 30, 1997 as compared to a credit of $19,000 for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 income tax expense decreased to $21,000 as compared to $45,000 reported in the six month period ended June 30, 1996. For the quarters ended June 30 1997 and 1996 the net income tax benefit reflects adjustments for actual payments less than originally accrued for contracts executed in prior periods. Income tax expense for these periods included only withholding taxes on foreign sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had $6.9 million in cash and cash equivalents. Cash and cash equivalents decreased $1.5 million for the six month period ended June 30, 1997, as compared to an increase in cash and cash equivalents of $237,000 for the comparable prior year period.

    Net cash used by operating activities was $1.2 million for the six month period ended June 30, 1997 as compared to cash provided by operations of $637,000 for the six month period ended June 30, 1996. Net cash used for operations in 1997 was primarily the result of the net loss for the six month period ended June 30, 1997, combined with an increase in accounts receivable, partially offset by the non-cash write off of acquired in-process research and development and increased accrued expenses. Cash provided by operations in the six month period ended June 30, 1996 was primarily due to an increase in deferred revenue and accrued expenses, which was partially offset by increased accounts receivable.

    Net cash used by investing activities for the six month period ended June 30, 1997 totaling $419,000 reflects cash used for capital equipment purchases. For the six month period ended June 30, 1996 net cash used by investing activities of $275,000 included $75,000 for capital equipment purchases and $200,000 for additions to purchased computer software. In June 1997 the Company charged the $200,000 to operations. See "Results of Operations - Acquired In-process Research and Development and Severance Costs".

    Net cash provided by financing activities was $188,000 for the six month period ended June 30, 1997, reflecting the issuance of stock in connection with the exercise of stock options. Net cash used by financing activities in the six month period ended June 30, 1996 of $108,000 reflects cash used for principal payments on notes payable, partially offset by cash provided by the issuance of stock in connection with the exercise of stock warrants and options.

    In May 1997 the Company amended its revolving line of credit with a bank. The amended line of credit provides for maximum borrowings of $1,000,000 through May 1998 and bears interest at the bank's prime rate plus 0.25%. As of June 30, 1997, the Company had no borrowings under this line of credit. The amended line of credit also includes an equipment financing line of credit providing for maximum borrowings of $500,000. The equipment financing line of credit bears interest at the bank's prime rate plus 0.75% and is payable in thirty-six equal monthly installments beginning on March 31, 1998.

    The Company believes existing cash, together with existing credit facilities and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings:

    On April 30, 1997, the Company filed a Complaint for Damages and Injunctive Relief and Jury Demand in the District Court of Boulder County, Colorado against Rolf Fischer, Ronald E. Davidson and Hyper Tree Technologies, L.L.C.
On June 9, 1997, Hyper Tree Technologies, L.L.C. removed the action to the United States District Court for the District of Colorado. Both Mr. Fischer and Mr. Davidson were employees of the Company until their resignations effective on March 31, 1997. Additionally, Mr. Davidson served as an executive officer of the Company as Vice President, Pacific Rim Sales. In the Complaint, the Company alleges that Messrs. Fischer and Davidson have acted to deprive the Company of its rights to a technology known as "Lean Design". The Company is seeking relief against the defendants for breach of contract and employment duties, unfair competition, fraud, misappropriation of trade secrets and conspiracy, among other items, and has requested a jury trial to resolve the issues in dispute.

    Although no counterclaims have been filed, the Company expects the litigation to be contentious. The Company states no opinion as to the likelihood that any counterclaims will be filed or as to the degree of exposure the Company may face from any counterclaims.

Item 2.  Changes in Securities:
         None

Item 3.  Defaults on Senior Securities:
         Not Applicable

Item 4.   Submission of Matters to Vote of Security Holders:

    An Annual Meeting of the Company's Stockholders was held on May 8, 1997 in Boulder, Colorado for the following purposes:

(a) To approve an amendment to the Restated Certificate of Incorporation to provide for the classification of the Board of Directors into three classes with three staggered terms. The following votes were cast by the Company's stockholders with respect to the amendment to the Restated Certificate of
    Incorporation:

          Shares Voted For    Shares Voted Against    Shares Voted Withheld    Abstentions     Broker Non-Votes
          ----------------    --------------------    ---------------------    -----------     ----------------
              3,654,218             992,510                     0                 34,100          1,700,111

    The foregoing votes did not result in the adoption of such proposal.

(a) To ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The following votes were cast by the Company's stockholders with respect to the ratification of the Company's auditors:

          Shares Voted For    Shares Voted Against    Shares Voted Withheld    Abstentions     Broker Non-Votes
          ----------------    --------------------    ---------------------    -----------     ----------------
              6,346,039              11,800                     0                 23,100              0

    The foregoing votes resulted in the adoption of such proposal.

Item 5.  Other Information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
         a)  Exhibits

             10.27     Amended and Restated Loan and Security Agreement between the Registrant and
                       Silicon Valley Bank, dated as of August 15, 1995, as amended.
             10.28     Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
             10.29     Employment Agreement between the Registrant and R. Bruce Morgan, dated as of
                       July 1, 1997.
             27        Financial Data Schedule

         b)  Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPATIAL TECHNOLOGY INC.



Date August 8, 1997                 /s/ R. Bruce Morgan
     --------------                 ----------------------------
                                    R. Bruce Morgan
                                    President, Chief Operating
                                    Officer and Director

                                 EXHIBIT INDEX

Exhibit
  No.                             Description                                               Page
-------                           -----------                                               ----
 10.27     Amended and Restated Loan and Security Agreement between the Registrant and
           Silicon Valley Bank, dated as of August 15, 1995, as amended.
 10.28     Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
 10.29     Employment Agreement between the Registrant and R. Bruce Morgan, dated as of
           July 1, 1997.
 27        Financial Data Schedule