Form 10QSB
period 1997-09-30
SPATIAL TECHNOLOGY INC
filed 1997-11-12
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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

                                          (303) 449-0649
                          (Registrant's telephone number, including area code)


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        ----      ----

    As of October 1, 1997, there were outstanding 7,491,348 shares of the Registrant's Common Stock (par value $0.01 per share).

    Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                                   ---     ---

                            SPATIAL TECHNOLOGY INC.

                                     INDEX

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1996
             and September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations, three and nine months ended September 30, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows, three and nine months ended September 30, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . .  7

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                            SPATIAL TECHNOLOGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (Amounts in thousands, except shares)



                                    ASSETS

                                                                            December 31,       September 30,
                                                                                1996               1997
                                                                             ------------       ------------
                                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $   8,407          $   6,194
   Accounts receivable, net of allowance of $50 and $96 in 1996 and
         1997, respectively  . . . . . . . . . . . . . . . . . . . . . . .         1,542              2,582
   Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . .           341                272
                                                                            ------------       ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .        10,290              9,048
   Equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           423              1,119
   Purchased computer software, net  . . . . . . . . . . . . . . . . . . .           358                 87
                                                                            ------------       ------------
                                                                               $  11,071          $  10,254
                                                                            ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     314          $     245
    Accrued royalties payable. . . . . . . . . . . . . . . . . . . . . . .           366                388
    Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .           755                715
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,325              1,506
                                                                            ------------       ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . .         2,760              2,854
                                                                            ============       ============

Stockholders' Equity:
   Common stock, $.01 par value; 22,500,000 shares authorized;
      7,369,888 and 7,491,348 shares issued in 1996 and 1997,
      respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .            74                 75
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .        23,351             23,653
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,034)           (16,239)
   Foreign currency translation adjustment . . . . . . . . . . . . . . . .           (80)               (89)
                                                                            ------------       ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .         8,311              7,400
                                                                            ------------       ------------
                                                                               $  11,071          $  10,254
                                                                            ============       ============


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In thousands, except per share amounts)


                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                          1996         1997          1996           1997
Revenue:                                                               ---------     ---------     ---------     ---------
   License fees  . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,462     $   1,208     $   3,810     $   2,778
   Royalties   . . . . . . . . . . . . . . . . . . . . . . . . . .           400           680         1,628         1,979
   Maintenance and other   . . . . . . . . . . . . . . . . . . . .           745           722         2,206         2,128
                                                                       ---------     ---------     ---------     ---------
         Total revenue . . . . . . . . . . . . . . . . . . . . . .         2,607         2,610         7,644         6,885
                                                                       ---------     ---------     ---------     ---------
   Cost of sales:
      License fees   . . . . . . . . . . . . . . . . . . . . . . .           122            87           267           238
      Royalties    . . . . . . . . . . . . . . . . . . . . . . . .            39            31           152           127
      Maintenance and other    . . . . . . . . . . . . . . . . . .            62           108           365           236
                                                                       ---------     ---------     ---------     ---------
         Total cost of sales   . . . . . . . . . . . . . . . . . .           223           226           784           601
                                                                       ---------     ---------     ---------     ---------

         Gross profit  . . . . . . . . . . . . . . . . . . . . . .         2,384         2,384         6,860         6,284
                                                                       ---------     ---------     ---------     ---------
   Operating expenses:
      Sales and marketing  . . . . . . . . . . . . . . . . . . . .           899           978         2,573         2,878
      Research and development . . . . . . . . . . . . . . . . . .           949           968         2,704         2,972
      General and administrative . . . . . . . . . . . . . . . . .           329           480         1,096         1,874
                                                                       ---------     ---------     ---------     ---------
         Total operating expenses  . . . . . . . . . . . . . . . .         2,177         2,426         6,373         7,724
                                                                       ---------     ---------     ---------     ---------
         Earnings (loss) from operations   . . . . . . . . . . . .           207           (42)          487        (1,440)
   Other income (expense)
      Interest income    . . . . . . . . . . . . . . . . . . . . .             6            89            18           296
      Interest expense   . . . . . . . . . . . . . . . . . . . . .           (13)           (1)          (77)           (2)
      Other, net   . . . . . . . . . . . . . . . . . . . . . . . .            10             1            11            (1)
                                                                       ---------     ---------     ---------     ---------
         Total other income (expense)  . . . . . . . . . . . . . .             3            89           (48)          293
                                                                       ---------     ---------     ---------     ---------
         Earnings (loss) before income taxes   . . . . . . . . . .           210            47           439        (1,147)
   Income tax expense  . . . . . . . . . . . . . . . . . . . . . .            46            37            91            58
                                                                       ---------     ---------     ---------     ---------
      Net earnings (loss)  . . . . . . . . . . . . . . . . . . . .     $     164     $      10     $     348     $  (1,205)
                                                                       =========     =========     =========     =========

   Earnings (loss) per common share  . . . . . . . . . . . . . . .     $    0.03     $    0.00     $    0.07     $   (0.16)
                                                                       =========     =========     =========     =========

   Weighted average number of common shares and
      common equivalent shares outstanding   . . . . . . . . . . .         5,346         7,517         5,317         7,492
                                                                       =========     =========     =========     =========


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                    --------------------------
                                                                                                      1996              1997
Cash flows from operating activities:                                                               --------          --------
   Net earnings (loss)    . . . . . . . . . . . . . . . . . . . . . . . . .                         $    348          $ (1,205)
   Adjustments to reconcile net earnings (loss) to net cash
      provided (used) by operating activities:
      Provision for impairment of purchased software  . . . . . . . . . . .                               --               200
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . .                              176               234
      Common stock issued for services  . . . . . . . . . . . . . . . . . .                               20                --
      Changes in operating assets and liabilities:
         Accounts receivable   . . . . . . . . . . .  . . . . . . . . . . .                              (18)           (1,040)
         Prepaid expenses and other   . . . . . . . . . . . . . . . . . . .                                5                69
         Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .                              (52)              (69)
         Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . .                              167               (18)
         Deferred revenue   . . . . . . . . . . . . . . . . . . . . . . . .                              261               181
                                                                                                    --------          --------
           Net cash provided (used) by operating activities . . . . . . . .                              907            (1,648)
                                                                                                    --------          --------
Cash flows from investing activities:
   Additions to equipment . . . . . . . . . . . . . . . . . . . . . . . . .                             (161)             (859)
   Additions to purchased computer software . . . . . . . . . . . . . . . .                             (200)               --
                                                                                                    --------          --------
      Net cash used by investing activities . . . . . . . . . . . . . . . .                             (361)             (859)
                                                                                                    --------          --------
Cash flows from financing activities:
   Principal payments on notes payable  . . . . . . . . . . . . . . . . . .                             (522)               --
   Proceeds from notes payable  . . . . . . . . . . . . . . . . . . . . . .                              250                --
   Proceeds from issuance of stock  . . . . . . . . . . . . . . . . . . . .                              392               303
   Prepaid stock offering expenses  . . . . . . . . . . . . . . . . . . . .                             (315)               --
                                                                                                    --------          --------
      Net cash provided (used) by financing activities. . . . . . . . . . .                             (195)              303
                                                                                                    --------          --------
Foreign currency translation adjustment affecting cash. . . . . . . . . . .                              (29)               (9)
                                                                                                    --------          --------
   Net increase (decrease) in cash and cash equivalents . . . . . . . . . .                              322            (2,213)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .                              153             8,407
                                                                                                    --------          --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .                         $    475          $  6,194
                                                                                                    ========          ========
Supplemental disclosures:
   Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .                         $     34          $      2
                                                                                                    ========          ========
   Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . .                         $     91          $     96
                                                                                                    ========          ========


          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1997

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

RESULTS OF OPERATIONS

Revenue

    Total revenue reported for the quarter ended September 30, 1997 was unchanged at $2.6 million as compared to the quarter ended September 30, 1996. Increased royalties were offset by lower license fees and maintenance and other revenue. License fees decreased 17% to $1.2 million in the third quarter of 1997 from $1.5 million reported in the third quarter of 1996, primarily due to fewer license contracts executed in Europe in 1997 as compared to 1996. Royalties increased 70%, growing to $680,000 in the third quarter of 1997 from $400,000 reported for the comparable quarter in 1996. Two factors contributed to increased royalties in the third quarter of 1997 as compared to the third quarter of 1996: 1) one customer shipped a product release update resulting in approximately $150,000 of royalties, and 2) a license and distribution agreement was signed with an existing customer which included non-refundable prepaid royalties in the amount of $93,000. Maintenance and other revenue decreased 3% to $722,000 for the quarter ended September 30, 1997 as compared to $745,000 reported for the quarter ended September 30, 1996. International revenue represented 44% of total revenue for the third quarter of 1997 as compared to 57% for the third quarter of 1996.

    For the nine month period ended September 30, 1997, total revenue decreased 10% to $6.9 million as compared to $7.6 million reported for the nine month period ended September 30, 1996. This decrease is primarily due to decreased license fees, and to a lesser extent decreased maintenance and other revenue. License fees decreased 27% to $2.8 million in the nine month period ended September 30, 1997 as compared to $3.8 million reported for the comparable prior year period, primarily due to fewer license contracts executed in all sales regions. Maintenance and other revenue decreased 4% to $2.1 million for the nine month period ended September 30, 1997 as compared to $2.2 million reported for the same period in 1996. This decrease was primarily due to a decline in the number of annual maintenance contracts renewed. Royalties increased 22%, growing to $2.0 million for the nine month period ended September 30, 1997 from $1.6 million reported for the same prior year period. Increased royalties reflect revenue received from the shipment of a product release update by one customer and recognition of non-refundable prepaid royalties, as well as an increase in the number of the Company's customers shipping ACIS-based software applications. International revenue represented 47% of total revenue for the nine months ended September 30, 1997 as compared to 49% for the same period in 1996.

Cost of  Sales

    Cost of sales consists of royalty payments by the Company to third party developers, customer support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales of $226,000 for the quarter ended September 30, 1997 was relatively unchanged from the $223,000 reported for the quarter ended September 30, 1996. Increased manufacturing costs in the third quarter of 1997 as compared to the third quarter of 1996 were offset by lower royalty expenses. Manufacturing costs increased $25,000 for the third quarter of 1997 as compared to the third quarter of 1996 due to a product release update shipped in August 1997, whereas no update was shipped in the third quarter of 1996. Royalty expense decreased $32,000 in the quarter ended September 30, 1997 as compared to the comparable prior year quarter due to a change in the product mix toward lower royalty bearing products.

    For the nine month period ended September 30, 1997, total cost of sales decreased 23% to $601,000 from $784,000 reported in the comparable prior year period. Total cost of sales decreased due to lower customer support, royalty and other manufacturing costs. Customer support costs decreased $67,000 in the nine month period ended September 30, 1997, as compared to the comparable prior year period primarily due to organization changes; management of customer support has been combined with other research and development functions. Royalty expense decreased $64,000 in the nine month period ended September 30,

1997 as compared to the comparable prior year period due to a change in the product mix toward lower royalty bearing products, as well as the Company's efforts to reduce the amount of third party technology incorporated in its products. Manufacturing costs decreased $60,000 in the nine month period ended September 30, 1997 as compared to the comparable prior year period, reflecting cost savings derived from the Company's transition to CD-ROM based media as its primary media format and to the use of on-line documentation. As a percent of total revenue, cost of sales was 9% for the third quarter of 1997 and 1996, and decreased to 9% for the nine month period ended September 30, 1997 as compared to 10% for the comparable prior year period.

Operating Expenses

    Sales and marketing expense increased 9% to $978,000 for the quarter ended September 30, 1997 as compared to $899,000 reported for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, sales and marketing expense increased 12% to $2.9 million from $2.6 million reported for the same prior year period. For the three and nine month periods ended September 30, 1997 as compared to the comparable prior year periods, increased sales and marketing expense reflected lower commission expense offset by higher spending on marketing. Commission expense decreased as a result of lower license fees in both the three and nine month periods ended September 30, 1997 as compared to the same prior year periods. The increase in marketing expense was due to increased staffing in support of increased marketing activities on the part of the Company in 1997 as compared to 1996. Marketing program expenses also increased in 1997 as compared to 1996 for public relations, advertising campaigns, and sales collateral. As a percent of total revenue, sales and marketing expense increased to 37% for the quarter ended September 30, 1997 as compared to 34% for same quarter in 1996, and increased to 42% for the nine month period ended September 30, 1997 from 34% reported for the comparable prior year period.

    Research and development expense increased slightly to $968,000 for the quarter ended September 30, 1997 from $949,000 reported in the same prior year quarter. For the nine month period ended September 30, 1997 research and development expense increased 10% to $3.0 million as compared to $2.7 million reported for the comparable prior year period, primarily due to a $200,000
provision for impairment of purchased software.   As a percent of total
revenue, research and development expense was 37% for the third quarter of 1997 as compared to 36% for the same quarter in 1996. For the nine month period ended September 30, 1997 research and development expense as a percent of total revenue increased to 43% from 35% reported for the same prior year period. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

    General and administrative expense increased 46% to $480,000 for the quarter ended September 30, 1997 from $329,000 reported for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997 general and administrative expense increased 71% to $1.9 million from $1.1 million reported for the same period in 1996. This increase includes a charge in June 1997 of approximately $150,000 for severance costs in connection with the Separation and Release Agreement with the former president of the Company. Increased general and administrative expense for the three and nine month periods ended September 30, 1997 as compared to the comparable prior year periods was also attributable to increased spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. Additionally, legal expense increased in 1997 as compared to 1996 due to costs associated with ongoing litigation as described in "Legal Proceedings". As a percent of total revenue, general and administrative expense increased to 18% for the third quarter of 1997 as compared to 13% for the third quarter of 1996 and 27% for the nine month period ended September 30, 1997 as compared to 14% for the comparable prior year period.

Other Income (Expense), net

    Other income increased to $89,000 for the quarter ended September 30, 1997 as compared to $3,000 reported for the same quarter in 1996. For the nine month period ended September 30, 1997 other income increased to $293,000 as compared to an expense of $48,000 reported for the nine month period ended September 30, 1996. Increased other income reflects higher interest income resulting from the investment of proceeds from the Company's initial public offering which was completed in October 1996.

Income Tax Expense

    Income tax expense was $37,000 in the quarter ended September 30, 1997 as compared to $46,000 for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997 income tax expense decreased to $58,000 as compared to $91,000 reported in the comparable prior year period. Income tax expense for these periods included only withholding taxes on foreign sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had $6.2 million in cash and cash equivalents. Cash and cash equivalents decreased $2.2 million for the nine month period ended September 30, 1997, as compared to an increase in cash and cash equivalents of $322,000 for the comparable prior year period.

    Net cash used by operating activities was $1.6 million for the nine month period ended September 30, 1997 as compared to cash provided by operations of $907,000 for the nine month period ended September 30, 1996. Net cash used for operations in 1997 was primarily the result of the net loss for the nine month period ended September 30, 1997 totaling $1.2 million, combined with an increase in accounts receivable of $1.0 million, partially offset by the non-cash write off of acquired in-process research and development and increased deferred revenue. Cash provided by operations in the nine month period ended September 30, 1996 was primarily due to net income, and an increase in deferred revenue and accrued expenses.

    Net cash used by investing activities for the nine month period ended September 30, 1997 totaling $859,000 reflects cash used for capital equipment purchases including, furniture, personal computers and networking equipment to upgrade the Company's infrastructure. For the nine month period ended September 30, 1996 net cash used by investing activities of $361,000 included $161,000 for capital equipment purchases and $200,000 for additions to purchased computer software.

    Net cash provided by financing activities was $303,000 for the nine month period ended September 30, 1997, reflecting the issuance of stock in connection with the exercise of stock options and the Company's employee stock purchase plan. Net cash used by financing activities in the nine month period ended September 30, 1996 of $195,000 reflects cash used for principal payments on notes payable and prepaid offering expenses, partially offset by cash provided by the issuance of stock in connection with the exercise of stock warrants and options.

    The Company maintains a revolving line of credit with a bank that provides for maximum borrowings of $1,000,000 through May 1998 and bears interest at the bank's prime rate plus 0.25%. The line of credit also includes an equipment financing line of credit providing for maximum borrowings of $500,000. The equipment financing line of credit bears interest at the bank's prime rate plus 0.75% and is payable in thirty-six equal monthly installments beginning on March 31, 1998. As of September 30, 1997, the Company had no borrowings under either line of credit

    The Company believes existing cash, together with existing credit facilities and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

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

Item 2.  Changes in Securities:
         None

Item 3.  Defaults on Senior Securities:
         Not Applicable

Item 4.   Submission of Matters to Vote of Security Holders:
         None

Item 5.  Other Information:
         None

Item 6.  Exhibits and Reports on Form 8-K:
         a)  Exhibits
                27        Financial Data Schedule

         b)  Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SPATIAL TECHNOLOGY INC.



Date November 10, 1997                          /s/ R. Bruce Morgan
                                                --------------------------------
                                                R. Bruce Morgan
                                                President, Chief Operating
                                                Officer and Director

                                EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

    27                               Financial Data Schedule