Form 10KSB40
period 1997-12-31
SPATIAL TECHNOLOGY INC
filed 1998-03-24
CIK 852437

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year were: $9,711,000.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer was $7,151,000 as of February 28, 1998.*

     The number of shares of Common Stock outstanding was 7,782,964 as of February 28, 1998.

     Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the Issuer's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1997.
---------------

* Excludes 3,837,694 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at February 28, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer, or that such person is controlled by or under common control with the Issuer.
================================================================================

                            SPATIAL TECHNOLOGY INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item  1   Description of Business.....................................    1

Item  2   Description of Property.....................................    7

Item  3   Legal Proceedings...........................................    7

Item  4   Submission of Matters to a Vote of Security Holders.........    8
                                  PART II

Item  5   Market for Common Equity and Related Stockholder Matters....    8

Item  6   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9

Item  7   Financial Statements........................................   23

Item  8   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................   38
                                  PART II

Item  9   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   38

Item 10   Executive Compensation......................................   38

Item 11   Security Ownership of Certain Beneficial Owners and
            Management................................................   38

Item 12   Certain Relationships and Related Transactions..............   38

Item 13   Exhibits, Lists and Reports on Form 8-K.....................   39

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

     The Company is a leading developer of three-dimensional modeling software. The Company licenses its 3D modeling software to software developers, enabling them to incorporate advanced 3D modeling functionality into their applications. The Company's 3D modeling software is designed as an open, component-based software technology that is compatible with a variety of platforms. The Company's ACIS 3D modeling software products provide core 3D modeling capability for numerous commercial CAD software applications. In addition, the Company's 3D modeling software is licensed by leading universities and research institutions.

     The mechanical computer-aided design (MCAD), manufacturing (CAM), engineering (CAE), and architecture (AEC) markets are the largest markets for 3D modeling software. A key element of the Company's business strategy has been to focus on these markets and provide advanced 3D modeling functionality to this customer base. The Company's 3D modeling software technology provides core 3D modeling capability for numerous commercial CAD software applications including, AutoCAD and Mechanical Desktop (Autodesk, Inc.), CADKEY (Baystate Technologies, Inc.) and TurboCAD Solid Modeler (IMSI). In the AEC market the Company provides 3D modeling software technology for MegaCAD (Megatech Software) and ARGOS (Vertex Systems Oy)

     The Company expects the rapid growth of personal computers with advanced 3D capabilities to open significantly broader markets for 3D modeling software, including multimedia, technical documentation, virtual reality, animation, and professional filmmaking. To leverage its existing 3D modeling technology and broaden the use of ACIS-enabled applications, the Company has introduced two new software products, which form the ACIS Enterprise Solutions group within the Company. The first product, ACIS 3D Building Blox is an ActiveX software development toolkit targeted at visual programming developers. ACIS 3D Building Blox was first released in the first quarter of 1997 and provides easy-to-use 3D modeling tools, enabling visual programmers to incorporate 3D capabilities into their applications. The second product, ACIS 3D Open Viewer, is an end-user application that allows users to view models created with any ACIS-enabled application.

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

     Historically, CAD has been the primary market for 3D modeling software, and the use of 3D modeling for CAD applications has become widespread. Today, 3D modeling software is extending beyond the CAD market and is increasingly affecting the way people communicate, work, learn and play. Emerging markets for

3D modeling software include multimedia, technical documentation, architecture, virtual reality, animation, and professional filmmaking.

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

     The Company's 3D modeling software is designed as an open, component-based software technology that is compatible with a variety of platforms. Open architecture allows applications developers to integrate the ACIS 3D modeling engine and component extensions to mix and match "best of breed" applications and tools in order to better address the requirements of specific markets, products and applications and allows end-users to share 3D models generated with different ACIS-enabled applications.

  ACIS 3D MODELING ENGINE

     The ACIS 3D modeling engine enables solid, surface and wire-frame modeling in a single modeling environment. The ACIS 3D modeling engine uses a solid modeling technique known as boundary-representation modeling, which is a means of precisely representing the characteristics of a 3D model using mathematical definitions of edges, surfaces and volumes and, in addition, may integrate other physical attributes such as density, hardness, dimensions and light reflectance. This technique offers greater precision than competing 3D modeling techniques, such as wire-frame and surface modeling techniques, and is better at producing complex objects with smooth flowing lines, resulting in richer, more robust models. The completeness of ACIS 3D solid models allows software applications to calculate other attributes such as strength, center of gravity, mass, flexibility and momentum. As a result, 3D applications employing ACIS 3D models can incorporate lifelike and intuitive operations for building and manipulating 3D shapes. In addition, because the ACIS 3D modeling engine defines 3D shapes using mathematical formulas, the resulting 3D models have relatively compact data requirements for transmission of rich 3D content, which the Company believes provides it with significant competitive advantages for low bandwidth environments such as intranets and the Internet.

  ACIS 3D TOOLKIT

     The ACIS 3D Toolkit has been designed for rapid, low cost development of 3D applications and is currently the primary packaging for delivery of the ACIS 3D modeling engine. The ACIS 3D Toolkit consists of the ACIS 3D modeling engine and a suite of component extensions that make it easy to create, manipulate, visualize and interact with 3D models and develop prototype applications. Component extensions include geometry construction, which facilitates the creation of geometric shapes, graphical interaction, a graphical user interface for modeling, and basic rendering, which applies shading, coloring and other visual features to the model. The ACIS 3D Toolkit also provides a powerful LISP-based scripting language allowing the Company's customer to quickly create and prototype ACIS-enabled 3D applications. Applications developers may also utilize an Applications Procedural Interface and direct C++ access to integrate the functionality of the ACIS 3D modeling software directly into their 3D applications.

     The Company offers its customers development licenses for the ACIS 3D Toolkit which range in price depending on the range of functionality and distribution rights. Optional maintenance services, including product updates, are available for an annual fee. In addition, most licensees are required by their license agreements to pay royalties typically based on a percentage of the net revenue generated by their sales of applications incorporating the ACIS 3D Toolkit.

OPTIONAL COMPONENT EXTENSIONS

     In addition to the component extensions packaged with the ACIS 3D Toolkit, the Company offers a series of optional component extensions that increase the functionality of the ACIS 3D Toolkit. The introduction of new component extensions by the Company allows it to market new products to new and existing customers. The open architecture of the ACIS 3D modeling technology also enables licensees to integrate additional functionality through independently developed ACIS-compatible component extensions. Optional component extensions are priced separately from the ACIS 3D Toolkit. Examples of component extensions include:

     - Advanced blending. Advanced blending allows users to seamlessly connect or "blend" two or more different curves or surfaces. This component extension was developed to meet the advanced design requirements necessary for consumer product, automotive and aerospace design, where smooth, flowing surfaces are critical.

     - Deformable surfaces. Deformable surfaces allows users to interactively shape a model by applying forces and constraints much the same as a sculptor would shape clay. This component extension has applications in 3D markets where natural aesthetics and intuitive modeling are required, such as consumer product design, animation, filmmaking and graphic arts.

     - Local operations. Local operations are an advanced editing tool that allows developers to easily modify features of a model after it has been constructed. For example, features such as holes can be relocated on a model or removed completely. This component extension has broad applications throughout CAD and particularly in manufacturing design.

     - Mesh surfaces. Mesh surfaces provides an alternative method for modeling a surface in ACIS. The mesh surface represents a surface as a simple collection of small planar, triangular patches. This simplified approach enables the mesh surface to model much larger surfaces than alternative approaches.

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

ACIS ENTERPRISE SOLUTIONS

     In 1997, the Company formed the ACIS Enterprise Solutions group. This group is responsible for developing, marketing, and selling ACIS 3D Building Blox and ACIS 3D Open Viewer to large organizations or enterprises. Organizations spend large amounts of resources on generating 3D content, but this content is often used only within the engineering organization. The Enterprise Solutions products are designed to help move this 3D content into different areas of the organization. The ACIS 3D Open Viewer allows users to view 3D models generated by ACIS-enabled applications and ACIS 3D Building Blox allows enterprise developers to create custom 3D applications which address the specific needs of their organization. The Enterprise Solutions products create demand for ACIS-enabled applications and ACIS 3D content, thus driving sales of the Company's ACIS 3D Toolkit.

  ACIS 3D BUILDING BLOX

     To leverage its ACIS 3D modeling technology and broaden the use of ACIS-enabled applications, the Company has introduced ACIS 3D Building Blox targeted at visual programming developers. This toolkit is packaged and delivered to developers as an ActiveX control. The Company believes ACIS 3D Building Blox does not compete with the ACIS 3D Toolkit since it will not allow direct access to the modeling engine and will have a reduced set of procedural interfaces, limiting the functionality to those functions appropriate for the visual programming market. There can be no assurances that the Company will be successful in further developing and marketing ACIS 3D Building Blox. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Risk Factors -- Dependence on New Products; Delays in Product Releases; Potential Product Errors" and "-- Risks Associated with the Visual Programming Market."

     ACIS 3D Building Blox enables developers to create 3D models using basic geometry construction and will provide the ability to import and export models generated by other applications built using the Company's 3D modeling software. The product also supports real-time rendering, texture mapping and model manipulation and will include capabilities such as virtual walk-throughs and animation. The product is delivered with several sample applications that serve as templates for basic modeling, rendering and object manipulation functions, easing application development.

     The Company believes that the visual programming market mainly consists of developers within large organizations or enterprises that have a need to develop custom 3D applications to augment the 3D applications already in use within the enterprise. Enterprise developers use visual development environments, such as Microsoft Visual Basic, to develop custom applications. Therefore, ACIS 3D Building Blox was designed to easily integrate into this environment. By providing an easy-to-use custom development environment, ACIS 3D Building Blox drives demand for ACIS-enabled applications as the backbone of 3D content development in an enterprise.

ACIS 3D OPEN VIEWER

     In 1997, the Company introduced the ACIS 3D Open Viewer. The Viewer is an end-user application that allows users to view models created in any ACIS-enabled application. The user can zoom, pan, and rotate the model as well as perform basic visualization functions such as changing the color of faces or the background. The ACIS 3D Open Viewer is compatible with Microsoft Office applications, allowing users to embed 3D content within their documents and presentations.

     The ACIS 3D Open Viewer is available on CD or the Company's web site at no cost. The Viewer allows supporting organizations within an enterprise to take advantage of the 3D content generated by designers. For example, a sales person can install the viewer on a laptop to show a design to a customer at the customer's site prior to manufacturing or the Viewer can be used to shade a model for use in technical documentation. The Viewer drives demand for 3D content generated by ACIS-enabled applications, thus driving demand for ACIS-enabled applications as the backbone of the 3D content development in an enterprise.

CUSTOMERS

     The Company's customer base of over 400 licensees generally falls into one of three categories: (i) software application developers who create ACIS-enabled commercial products, (ii) major companies which use the Company's 3D modeling software for internal purposes and (iii) leading universities and research institutions. Software application developers represent the majority of the Company's current customer base and revenue. The Company's sales to developers using the ACIS 3D modeling software for internal purposes are important because they create demand for ACIS 3D modeling technology by encouraging commercial software developers to produce ACIS-enabled applications. In addition, universities and research institutions have initiated design ideas incorporated by the Company and use the software to educate students in ACIS 3D modeling technology.

     In order to encourage the adoption of the ACIS 3D modeling technology by the CAD market, in June 1991 the Company entered into a strategic relationship with Autodesk. Pursuant to the Company's agreements with Autodesk, the Company granted a perpetual nonexclusive license of the ACIS 3D modeling engine for use in Autodesk's family of products. Autodesk has paid the Company an initial license fee and is required to pay the Company royalties on a quarterly basis for products sold which incorporate the Company's ACIS 3D modeling software. In addition, Autodesk is required to pay maintenance fees which entitle Autodesk to license product upgrades as they are released. Either party may terminate upon material breach of the agreement. During 1996 and 1997 Autodesk accounted for 13% of total revenue.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its continued growth will depend in large part on its ability to maintain and enhance its current products, develop new products and maintain technological competitiveness. The Company has built a development group with specialized expertise in geometric modeling techniques, advanced mathematics and C++ programming techniques. During 1995, 1996 and 1997 research and development expenses were $2.9 million, $3.7 million, and $4.0 million, respectively.

     To maintain and improve its competitive position, the Company is committed to providing its customers technological innovations and product upgrades. In September 1997, the Company released ACIS 3.0, which introduced a new modular software architecture and more advanced 3D modeling capabilities, providing customers with competitive advantages in the 3D marketplace.

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

     The Company also resells certain rendering component extensions from other third party software developers. Although the Company has a license to distribute these products, the developer retains ownership of this software and there can be no assurance that the Company will be able to control the development of such extensions.

SALES, MARKETING AND DISTRIBUTION

     To date, the Company has focused its sales, marketing and distribution efforts primarily on the CAD market. The Company has also marketed and sold its 3D modeling software to emerging 3D markets including multimedia, technical documentation, architecture, virtual reality, animation, and professional filmmaking. The Company markets its products to application developers worldwide through a direct sales force serviced by the Company's Boulder, Colorado facility and its sales offices in Monchengladbach, Germany and Tokyo, Japan. In 1997, the majority of the Company's sales were for the ACIS 3D Toolkit and approximately 48% of the Company's sales were to customers outside the United States.

     The Company's sales cycle for new customers of its ACIS 3D Toolkit is generally three to nine months. Following identification of a prospect, the Company trains prospects in design and programming techniques. The sales cycle then entails a preliminary agreement that, for a fee, entitles the customer to a one to three month limited license primarily for product evaluation. Following a satisfactory evaluation, the Company typically licenses the ACIS 3D modeling software on a non-exclusive, perpetual use basis. The Company generally ships products as orders are received and, therefore, has little or no backlog, See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Fluctuations in Quarterly Results."

     The market for ACIS Enterprise Solutions products has significantly different characteristics than the Company's existing markets. The Company anticipates a much broader market base in which to sell ACIS Enterprise Solution products. Visual programmers are often individuals or businesses, which do not require direct access to the ACIS 3D modeling engine and its comprehensive functionality. Accordingly, the Company's current application developer licensing model, which grants licenses for direct access to the modeling engine and its complete set of procedural interfaces, is not appropriate for the visual programming market. The Company believes that some of the visual programming licensees will eventually wish to acquire rights to functionality not currently available in the ACIS Enterprise solutions product family. These visual programmers would be required to upgrade their license to a ACIS 3D Toolkit license, requiring additional license fees and maintenance payments to the Company.

     As areas outside of engineering departments begin to use 3D content, organizations will look to purchase end-user licenses for ACIS Enterprise Solution products in much greater volume than the Company currently experiences with its ACIS 3D Toolkit. The Company believes that relatively large volume OEM sales of the ACIS Enterprise Solution products can be achieved. As a broader market for 3D content evolves, the Company anticipates users will demand additional functionality. Therefore, as part of the Company's ACIS Enterprise Solution strategy the ACIS 3D Open Viewer is designed with a plug-in architecture that will allow it and third-party developers to expand its functionality with tools, such as translators and photorealistic rendering.

     The Company believes that the users targeted for ACIS Enterprise Solutions products typically purchase a substantial number of tools and products over the Internet. Accordingly, the Company anticipates marketing ACIS Enterprise Solution products through the Internet, leading electronic catalogs, feature story writing for visual programming trade publications, and attendance at key visual programming conferences.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that customer service and support is critical to the success of its products. Customer phone calls or e-mails are answered and managed by support professionals who review customer communications with the appropriate development group and coordinate the response to the customer.

     As part of its licensing arrangements for the ACIS 3D Toolkit, the Company offers maintenance services including technical updates and product support. To date, a majority of customers have purchased these maintenance services which are offered on a renewable basis for an annual fee. These services allow customers full access to the ACIS 3D modeling technology they have licensed, including all new releases, telephone support and other support required to utilize the Company's products effectively.

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

INTELLECTUAL PROPERTY

     The Company regards its technology as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its products and technology. The Company has no patents with respect to its ACIS 3D modeling technology. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses portions of the technology used in the ACIS 3D modeling engine and component extensions. See "Business -- Research and Product Development." The Company also resells certain component extensions of third party software developers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Third Party Developers" and "-- Proprietary Rights Limitations."

     While the Company is not aware that any of its products infringe the proprietary rights of any third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that it could increasingly be subject to such claims as the number of products and competitors in the 3D modeling software market grows and the functionality of such products overlaps with other industry segments. See "Risk Factors -- Proprietary Rights Limitations."

EMPLOYEES

     As of December 31, 1997, the Company had 71 full-time employees, including 34 in product development, quality assurance and technical support, 25 in sales and marketing and 12 in administration. The Company's employees are not subject to any collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive office is located at 2425 55th Street, Suite 100, Boulder, Colorado 80301, where the Company leases approximately 23,500 square feet of office space. Monthly lease payments for this facility are approximately $28,000. The lease for this facility expires in September 2000. In addition, the Company leases international sales offices in Monchengladbach, Germany and Tokyo, Japan. The Company believes that its facilities are adequate for its current needs and its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this filing, the Company is not a party to any legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's operating results and financial condition.

     In 1995 a software developer asserted a claim for additional royalties in the amount of $551,000 based on its interpretation of the terms of its license agreement with the Company. The Company disputes the claim and believes that it has adequately provided for its royalty liability under the agreement as of December 31, 1997. As of the date of this filing, to the Company's knowledge the software developer has not initiated legal proceedings against the Company to recover the additional royalty payments.

     On April 30, 1997, the Company filed a Complaint for Damages and Injunctive Relief and Jury Demand in the District Court of Boulder County, Colorado against Rolf Fischer, Ronald E. Davidson and Hyper Tree Technologies, L.L.C. On June 9, 1997, Hyper Tree Technologies, L.L.C. removed the action to the United States District Court for the District of Colorado. Both Mr. Fischer and Mr. Davidson were employees of the Company until their resignations effective on March 31, 1997. Additionally, Mr. Davidson served as an executive officer of the Company as Vice President, Pacific Rim Sales. In the Complaint, the Company alleged that Messrs. Fischer and Davidson have acted to deprive the Company of its rights to a technology known as "Lean Design". In January 1998 the Company and Hyper Tree Technologies, and Mr. Fischer and Mr. Davidson settled the dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Issuer's Common Stock is listed on the over-the-counter market through the American Stock Exchange under the symbol "STY". The following table indicates the high and low sale prices per share reported by the American Stock Exchange for the period indicated. These prices do not include retail markups, markdowns or commissions.

                                                              1996*           1997
                                                          -------------   -------------
                                                          HIGH     LOW    HIGH     LOW
                                                          -----   -----   -----   -----
First Quarter...........................................   n/a     n/a    $6.13   $2.75
Second Quarter..........................................   n/a     n/a    $3.13   $2.00
Third Quarter...........................................   n/a     n/a    $2.75   $1.56
Fourth Quarter..........................................  $5.38   $3.75   $2.44   $1.25

---------------

* The issuer's Common Stock began trading publicly on October 18, 1996.

     As of February 28, 1997 there were approximately 84 holders of record of the Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     (b) On December 31, 1997, the Company issued an aggregate of 250,000 shares of Common Stock to persons affiliated with Three-Space Limited, a limited company organized under the laws of England ("TSL"). The shares were issued as partial consideration for the acquisition from TSL of all right, title and interest to all technology developed, or being developed, by TSL as of December 31, 1997 pursuant to the Development Agreement, by and between the Company and TSL, dated June 26, 1987, as amended. The sale and issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The recipients represented their intention to acquire the securities for investment only and not with a view to distribute thereof. Appropriate legends are affixed to the stock certificates issued in such transaction. All recipients either received adequate information about the Company or had access to such information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes included in Item 7 hereof (in thousands except per share data):

STATEMENT OF OPERATIONS DATA

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                           -------    -------    -------    -------    -------
Revenue:
  License fees...........................  $ 3,687    $ 3,087    $ 4,850    $ 4,553    $ 3,981
  Royalties..............................      562        876      1,207      1,925      2,428
  Prepaid royalties......................    1,475        448         --        182        352
  Maintenance and other..................    1,657      2,137      2,572      2,913      2,950
                                           -------    -------    -------    -------    -------
Total revenue............................    7,381      6,548      8,629      9,573      9,711
Gross profit.............................    6,231      5,843      7,709      8,601      8,920
Operating expenses:
  Sales and marketing....................    3,220      2,710      2,942      3,564      4,108
  Research and development...............    3,843      3,166      2,880      3,716      4,017
  General and administrative.............    2,076        950      1,210      1,366      2,271
  Acquired in-process research and
     development.........................       --         --         --         --        621
                                           -------    -------    -------    -------    -------
Total operating expenses.................    9,139      6,826      7,032      8,646     11,017
Earnings (loss) from operations..........   (2,908)      (983)       677        (45)    (2,097)
Earnings (loss) before extraordinary
  item...................................   (3,011)    (1,162)       388       (162)    (1,818)
Extraordinary item(1)....................       --        298         --         --         --
                                           -------    -------    -------    -------    -------
Net earnings (loss)......................  $(3,011)   $  (864)   $   388    $  (162)   $(1,818)
                                           =======    =======    =======    =======    =======
Earnings (loss) per common share(2):
  Basic
     Continuing operations...............  $ (3.39)   $ (1.14)   $  0.38    $ (0.07)   $ (0.24)
     Extraordinary item..................       --       0.29         --         --         --
                                           -------    -------    -------    -------    -------
     Earnings (loss) per common share....  $ (3.39)   $ (0.85)   $  0.38    $ (0.07)   $ (0.24)
                                           =======    =======    =======    =======    =======
  Diluted
     Continuing operations...............  $ (3.39)   $ (1.14)   $  0.07    $ (0.07)   $ (0.24)
     Extraordinary item..................       --       0.29         --         --         --
                                           -------    -------    -------    -------    -------
     Earnings (loss) per common share....  $ (3.39)   $ (0.85)   $  0.07    $ (0.07)   $ (0.24)
                                           =======    =======    =======    =======    =======
Weighted average number of common shares
  and common equivalent shares
  outstanding(2)
  Basic..................................      888      1,017      1,034      2,395      7,449
  Diluted................................      888      1,017      5,210      2,395      7,449

BALANCE SHEET DATA

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                           -------    -------    -------    -------    -------
Cash and cash equivalents................  $ 1,812    $   288    $   153    $ 8,407    $ 5,736
Working capital (deficit)................     (369)    (1,206)    (1,383)     7,530      5,385
Total assets.............................    4,441      2,763      2,848     11,071     10,335
Long-term debt and capital lease
  obligation.............................      507        500         --         --         --
Redeemable preferred stock(3)............   14,155     14,155     14,155         --         --
Total stockholders' equity (deficit).....  (14,427)   (15,313)   (14,915)     8,311      7,167

---------------

(1) The extraordinary item represents a gain on the early extinguishment of debt.

(2) Diluted earnings per share and weighted average common shares outstanding for 1995 gives effect to the conversion of all outstanding shares of mandatory redeemable preferred stock into 4,099,598 shares of common stock pursuant to the Company's initial public offering in October 1996 as described in Note 5 of Notes to Consolidated Financial Statements. The affect of conversion on all other periods presented is antidilutive.

(3) Converted to common stock in 1996. See Note 5 of Notes to Consolidated Financial Statements

OVERVIEW

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Risk Factors".

     The Company has three sources of revenue: license fees, royalties, and maintenance and other. License fees consist of fees paid by customers to license the Company's products for use in customers' product development efforts. Revenue from license fees is recognized upon completion of a signed contract and shipment of product. The Company's license agreements generally provide for royalty payments from customers based on shipment of customers' products, which incorporate the Company's 3D modeling software. Royalty revenue is generally recognized upon receipt of payment or according to the payment terms specified in the contract. Maintenance revenue, consisting of fees received by the Company for customer support and product upgrades, is generally based on annual contracts recognized ratably over the period of the contract. Other revenue consists of training and consulting fees, which are recognized upon completion of a training class or performance of services, respectively.

     For the year ended December 31, 1997, the Company incurred a net loss of $1.8 million (or $0.24 per share) on total revenue of $9.7 million, as compared to a net loss of $162,000 (or $0.07 per share) on total revenue of $9.6 million reported for 1996. The net loss for 1997 includes the effects of three non-recurring events totaling $1.0 million in operating expense. Included in operating expenses for the fourth quarter of 1997, is a $621,000 charge for acquired in-process research and development in connection with the acquisition of certain intellectual property rights from TSL. During the second quarter of 1997, the Company charged approximately $398,000 to operations related to two separate events, a $200,000 charge to research and development expense for a write-down of purchased computer software, which was due to a change in the Company's development strategy, and a charge of approximately $198,000 to general and administrative expense in connection with expenses associated with the resignation of the former president of the Company. (See Notes 1 and 2 of Notes to Consolidated Financial Statements.)

     Excluding the aforementioned non-recurring charges in the second and fourth quarters of 1997, the Company incurred a net loss of $799,000 (or $0.11 per share), reflecting a $637,000 increase in the net loss as compared to 1996. The increased net loss in 1997 as compared to 1996 reflects slightly increased revenue, lower cost of sales, and increased interest income, offset by increased operating expenses. More specifically, a downturn in financial performance began in the fourth quarter of 1996, when the Company incurred a net loss of $510,000 on total revenue of $1.9 million, and continued through the second quarter of 1997. During the first half of 1997 the Company incurred a net loss of $817,000 (excluding $398,000 of non-recurring charges) on total revenue of $4.3 million, reflecting a 15% decline in total revenue over the comparable period in 1996. As total revenue was declining during this period, operating expenses increased as the Company increased marketing expenditures in support of new product offerings, and increased general and administrative expenses to cover insurance costs, professional fees and other costs associated with the Company's reporting obligations as a public company. The second half of 1997 reflects improved financial performance, as the Company experienced breakeven results (excluding the charge for acquired in-process research and development) on increased revenue. Revenue increased $1.2 million (or 27%) to $5.4 million in the second half of 1997 as compared to the first half. License fees were the primary contributor to improved operating results, increasing 54% to $2.4 million in the second half of 1997 as compared to $1.6 million reported for the first half of 1997. See "Quarterly Results".

     A significant factor in the Company's performance in 1997 was the lower than expected revenue from ACIS 3D Building Blox. To leverage its existing 3D modeling technology, the Company introduced a 3D modeling software toolkit, ACIS 3D Building Blox, targeted at visual programming developers in the first quarter of 1997. Shipments of ACIS 3D Building Blox fell below expectations in 1997 due primarily to two factors: 1) the Company overestimated the market demand for ACIS 3D Building Blox, and 2) the Company underestimated the requisite functionality for a 3D modeling software toolkit targeted at visual programming developers. During the second half of 1997 the Company changed its strategy with respect to ACIS 3D Building Blox and incorporated this product into the ACIS Enterprise Solutions product family. ACIS Enterprise Solutions are 3D software tools designed to be used throughout the enterprise and currently include ACIS 3D Building Blox and ACIS 3D Open Viewer. ACIS 3D Building Blox is a Visual Basic development toolkit for creating 3D applications for modeling, displaying, manipulating and querying 3D objects. ACIS 3D Open Viewer is an end-user application that enables users at all levels in a company to access, view, and use 3D objects in any OLE-enabled application, such as a company's web page or Microsoft Office applications like Word or PowerPoint. In connection with the introduction of ACIS Enterprise Solutions products, the Company has incurred increased fixed operating expenses and sales and marketing expenses. To the extent such expenses precede or are not followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected. Additionally, there can be no assurance that commercial acceptance of the Company's products by the visual programming market will result in profits for the Company. See "Products and Technology -- ACIS Enterprise Solutions" and "Risk Factors -- Risks Associated with the Visual Programming Market."

     The Company has experienced in the past, and expects to continue to experience in the future significant fluctuations in quarterly operating results due to factors within and outside the Company's control. Because the Company's operating expenses to a large extent are fixed and are based in part on anticipated revenues, a substantial portion of which may not be generated until near the end of each quarter, the Company may be unable to adjust spending in time to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have a material adverse impact on the Company's operating results. Additionally, the Company's revenues are historically based on low volume, high value orders. Software license fees from a single contract are often in excess of $100,000; therefore, the receipt, delay or cancellation of a minimal number of customer orders can have a dramatic impact on license fee revenues in any given period. See "Risk Factors -- Fluctuations in Quarterly Results."

     As of December 31, 1997, the Company had net operating loss carryforwards totaling $13.9 million, which may be used to reduce future income taxes. Utilization of these net operating loss carryforwards may be limited under certain circumstances. See Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of operations data expressed as a percentage of total revenue:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1995      1996      1997
                                                              -----     -----     -----
Revenue:
  License fees..............................................    56%       48%       41%
  Royalties.................................................    14        20        25
  Prepaid royalties.........................................    --         2         4
  Maintenance and other.....................................    30        30        30
                                                               ---       ---       ---
          Total revenue.....................................   100       100       100
Gross profit................................................    89        90        92
Operating expenses:
  Sales and marketing.......................................    34        37        42
  Research and development..................................    33        39        41
  General and administrative................................    14        14        24
  Acquired in-process research and development..............    --        --         6
                                                               ---       ---       ---
          Total operating expenses..........................    81        90       113
                                                               ---       ---       ---
Earnings (loss) from operations.............................     8        --       (21)
Net earnings (loss).........................................     5%       (2)%     (19)%

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenue. For the year ended December 31, 1997, total revenue increased slightly to $9.7 million from $9.6 million reported for 1996. Decreased license fees were offset by increased royalties and maintenance and other revenue. License fees decreased 13% to $4.0 million in 1997 from $4.6 million reported in 1996 primarily due to a decrease in the total number of contracts executed in 1997 as compared to 1996. Royalties and prepaid royalties combined increased 32% to $2.8 million in 1997 from $2.1 million reported in 1996. Two factors contributed to increased royalties in 1997 as compared to 1996: 1) an increase in the number of the Company's customers shipping ACIS-based software applications, and 2) two customers shipped a product release update during 1997 resulting in approximately $250,000 of royalties. Maintenance and other revenue increased slightly to $3.0 million for 1997 from $2.9 million reported in 1996. This modest increase in maintenance and other revenue is a result of a lower growth rate in the customer base during 1997 as compared to prior periods. This trend is evidenced by the decrease in the number of contracts executed in 1997 as compared to 1996.

     Geographically, increased revenue in the United States, Europe and Japan, was partially offset by decreased revenue in Canada. Domestic revenue represented 52% of total revenue in 1997, a slight increase from the 51% reported for 1996, reflecting a 3% increase to $5.0 million from $4.9 million reported in 1996. International revenue was unchanged from 1996 and 1995 at $4.7 million. Revenue reported for Europe in 1997 increased 16% to $2.5 million from $2.2 million reported in 1996. Revenue reported for Japan increased 4% to $1.8 million for 1997 from $1.7 million reported for 1996. Revenue for other geographic regions, including other parts of Asia and Canada, decreased 56% to $333,000 for 1997 from $750,000 reported for 1996 due to decreased revenue in Canada.

     Cost of Sales. Total cost of sales decreased 19% to $791,000 for 1997, as compared to $972,000 reported in 1996. Cost of sales consists of royalty payments by the Company to third party developers, customer support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased due to lower royalty and other manufacturing costs. Royalty expense decreased $105,000 in 1997 as compared to prior year due to the acquisition of certain intellectual property rights from TSL. As part of this transaction, effective October 1997, the Company's royalty obligation to TSL was eliminated. (See Note 2 of Notes to Consolidated Financial Statements). Also contributing to decreased royalty expense was a change in the Company's product mix toward lower royalty bearing products. Manufacturing costs decreased $65,000 (or 34%) in 1997 as compared to 1996, reflecting cost savings derived from the Company's transition to CD-ROM based media as its primary media format and to the use of on-line documentation. As a percent of total revenue, cost of sales decreased to 8% in 1997 from 10% in 1996.

     Sales and Marketing Expense. For the year ended December 31, 1997, sales and marketing expense increased 15% to $4.1 million from $3.6 million reported in 1996. Increased sales and marketing expense for 1997 as compared to 1996 was due to higher spending on marketing, including increased staffing in support of increased marketing activities in 1997 as compared to 1996. Marketing program expenses also increased in 1997 as compared to 1996 for public relations, advertising campaigns, and sales collateral. As a percent of revenue, sales and marketing expense increased from 37% in 1996 to 42% in 1996.

     Research and Development Expense. Research and development expense increased 8% to $4.0 million for 1997 as compared to $3.7 million reported in 1996. Included in research and development expense for 1997 is a $200,000 charge for a write-down of purchased computer software. (See "Overview" and Note 1 of Notes to Consolidated Financial Statements.) As a percent of revenue, research and development expense increased from 39% in 1996 to 41% in 1997. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and Administrative Expense. General and administrative expense increased 66% to $2.3 million in 1997 from $1.4 million reported in 1996. Included in this increase was a charge in June 1997 of approximately $198,000 in connection with expenses associated with the resignation of the former president of the Company. Additional increases to general and administrative expense for 1997 as compared to 1996 were due to increased spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. As a percent of revenue, general and administrative expense increased from 14% in 1996 to 24% in 1997.

     Acquired In-process Research and Development. Acquired in-process research and development expense was $621,000 in 1997 and relates to the acquisition of certain intellectual property rights from TSL. Specifically included in this expense were amounts allocated to projects, which had not reached technological feasibility and had no probable alternative future uses. (See Note 2 of Notes to Consolidated Financial Statements.)

     Other Income (Expense), Net. Other income reported in 1997 was $375,000 as compared to $23,000 in 1996, reflecting interest income earned on proceeds from the Company's initial public offering completed in 1996.

     Income Tax Expense. The Company's income tax expense decreased 31% to $96,000 for 1997 from $140,000 for 1996. Income tax expense for these periods included only withholding taxes on foreign sales. (See Note 6 of Notes to Consolidated Financial Statements.)

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

     Domestic revenue represented 51% of total revenue in 1996 as compared to 45% in 1995, reflecting a 25% increase to $4.9 million in 1996 from $3.9 million reported in 1995. International revenue was unchanged at $4.7 million for 1995 and 1996. Included in international revenue for 1996 was $2.2 million in revenue for Europe, which represents an 18% increase from the $1.9 million reported in 1995. Japan revenue decreased 6% to $1.7 million for 1996 from $1.8 million for 1995. Revenue from other geographic regions, including other parts of Asia and Canada, decreased 25% to $750,000 in 1996 from $1.0 million reported in 1995.

     Cost of Sales. Total cost of sales increased 6% to $972,000 for 1996 as compared to $920,000 for 1995. Increased cost of sales was due to higher royalty expense and purchased computer software amortization, partially offset by lower manufacturing and shipping expense. Royalty expense increased $61,000 due to higher revenue. Purchased computer software amortization increased $42,000 reflecting initial amortization of technology included in the Company's update which began shipping at the end of March 1996. Manufacturing costs decreased due to the Company's transition to CD-ROM based media as its primary media format for both software products and documentation. As a percent of revenue, cost of sales decreased to 10% in 1996 from 11% in 1995.

     Sales and Marketing Expense. For the year ended December 31, 1996, sales and marketing expense increased 21% to $3.6 million from $2.9 million reported in 1995. The increase was attributable to increased promotional activity and commission expense needed to support increased revenue. As a percent of revenue, sales and marketing expense increased from 34% in 1995 to 37% in 1996.

     Research and Development Expense. Research and development expense increased 29% to $3.7 million for 1996 as compared to $2.9 million reported in 1995. The increase was primarily due to increased staffing, as well as increased utilization of contract programmers by the company, in support of growing development efforts to enhance the existing ACIS product line, and to develop ACIS 3D Building Blox. As a percent of revenue research and development expense increased from 33% in 1995 to 39% in 1996. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

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

                                                                       THREE MONTHS ENDED
                                          -----------------------------------------------------------------------------
                                          MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                           1996      1996      1996      1996      1997      1997      1997      1997
                                          -------   -------   -------   -------   -------   -------   -------   -------
                                                                         (IN THOUSANDS)
Revenue:
  License fees..........................  $  951    $1,397    $1,462    $  743    $  614    $  956    $1,208    $1,203
  Royalties.............................     718       410       400       397       672       478       587       691
  Prepaid royalties.....................      --       100        --        82        95        54        93       110
  Maintenance and other.................     716       745       745       707       709       697       722       822
                                          ------    ------    ------    ------    ------    ------    ------    ------
Total revenue...........................   2,385     2,652     2,607     1,929     2,090     2,185     2,610     2,826
Gross profit............................   2,079     2,397     2,384     1,741     1,897     2,003     2,384     2,636
Operating expenses:
  Sales and marketing...................     735       939       899       991       923       977       978     1,230
  Research and development..............     861       894       949     1,012       888     1,116       968     1,045
  General and administrative............     330       437       329       270       574       820       480       397
  Acquired in-process research and
    development.........................      --        --        --        --        --        --        --       621
                                          ------    ------    ------    ------    ------    ------    ------    ------
Total operating expenses................   1,926     2,270     2,177     2,273     2,385     2,913     2,426     3,293
Earnings (loss) from operations.........     153       127       207      (532)     (488)     (910)      (42)     (657)
Net earnings (loss).....................  $   59    $  125    $  164    $ (510)   $ (411)   $ (804)   $   10    $ (613)

     Until the fourth quarter of 1996, the Company experienced nine consecutive quarters of profitability. The net loss for three consecutive quarters beginning the quarter ended December 31, 1996 through the quarter ended June 30, 1997 is attributable to a shortfall in revenue, primarily from license fees. Also contributing to the net losses over these periods were higher operating expenses due to increased marketing activities, and increased general and administrative expenses related to spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. Additionally, for the quarter ended June 30, 1997, the Company charged approximately $398,000 to operations related to two non-recurring events as discussed above. See "Overview".

LIQUIDITY AND CAPITAL RESOURCES

     In October 1996, the Company completed its initial public offering and its common stock began trading on the American Stock Exchange under the symbol "STY." Through the offering, the Company sold 2,100,000 shares of its common stock for net proceeds of approximately $8.7 million after deducting underwriting discounts and commissions and other offering expenses. Additionally, a portion of the net proceeds from the initial public offering was used to reduce certain liabilities totaling approximately $625,000, consisting of outstanding notes payable and certain other accrued liabilities.

     As of December 31, 1997, the Company had $5.7 million in cash and cash equivalents, reflecting a decrease of $2.7 million from 1996. The decrease in cash and cash equivalents during 1997 is due to cash used by operating and investing activities. Cash increased $8.3 million in 1996 due to proceeds from the Company's initial public offering.

     Net cash used by operating activities was $1.2 million in 1997, reflecting the net loss, offset by non-cash and other adjusting items in operating activities including, depreciation, amortization, acquired in-process research and development, and write-down of purchased computer software. Additionally, increased accounts receivable were partially offset by increased accrued expenses. Net cash used by operating activities was $24,000 in 1996. The net loss for 1996, increased prepaid expenses, and decreased accounts payable and accrued expenses were partially offset by decreased accounts receivable and increased deferred revenue. Net cash provided by operating activities was $104,000 for the year ended December 31, 1995, as net income and increased accounts payable were partially offset by decreased deferred revenue.

     Cash used by investing activities was $1,797,000, $435,000, and $249,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash used by investing activities in 1997 includes $946,000 used for capital equipment purchases, including, furniture, personal computers and networking equipment to upgrade the Company's infrastructure. Additionally, the Company used $851,000 during 1997 in connection with the acquisition of TSL. (See Note 2 of Notes to Consolidated Financial Statements.) Net cash used by investing activities in 1996 reflects $235,000 for equipment purchases and $200,000 for additions to purchased computer software. Cash used by investing activities in 1995 was for equipment purchases.

     Net cash provided by financing activities was $319,000 in 1997 as compared to $8.7 million in 1996 and $41,000 in 1995. Net cash provided by financing activities in 1997 reflects proceeds from exercise of common stock options and common stock issued under the employee stock purchase plan. Net cash provided by financing activities in 1996 reflects $8.7 million in proceeds from the Company's initial public offering and $525,000 provided from the exercise of common stock warrants and options, partially offset by $500,000 used for payments on notes payable. Net cash provided by financing activities in 1995 reflects proceeds from exercise of common stock options and warrants.

     As of December 31, 1997, the Company had accounts receivable of approximately $2.4 million for license fees and maintenance and other fees. Typically, the Company's terms for payment on its accounts receivable are net 30 days from invoicing and shipment, and the Company typically experiences collection cycles of 30 to 60 days domestically, and longer periods for international accounts. The Company generally recognizes a substantial portion of its revenue near the end of each quarter and, as a result, the accounts receivable outstanding at the end of each quarter have averaged less than 30 days.

     As of December 31, 1997, the Company's principal source of liquidity was cash and cash equivalents totaling $5.7 million. The Company also has a revolving line of credit with a bank providing for maximum borrowings of $1,000,000. The line of credit bears interest at the bank's prime rate plus 0.25% and matures in May 1998. As of February 28, 1998, the Company had no outstanding borrowings under this line of credit.

     The Company believes that existing cash, together with existing credit facilities and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") was issued in February 1997. SFAS 128, which supersedes APB Opinion No. 15 ("APB 15") and AICPA Accounting Interpretations 1-102 of APB 15, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB 15, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of Basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. Primary and fully diluted EPS previously reported for 1996 was a loss of $0.03 per share, and under SFAS 128 basic and diluted EPS was a loss of $0.07 per share. Primary and fully diluted EPS previously reported for 1995 was a loss of $0.07 per share, and under SFAS 128 basic EPS is $0.38 per share.

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition", was issued by the AICPA in October 1997. SOP 97-2 supersedes SOP 91-1, provides guidance on when revenue should be recognized, and in what amounts, for licensing, selling, leasing, or otherwise marketing computer software. If the arrangement to deliver software does not require significant production, modification or customization of the software, revenue should be recognized when the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred, c) the vendor's fee is fixed and determinable, and d) collectibility is probable. As software arrangements may consist of multiple elements, the vendor's fee must be allocated among these elements according to vendor-specific objective evidence of the relative fair values of the elements. The portion of the fee allocated to each element of the arrangement is recognized when all the revenue recognition criteria applicable to that element have been met. SOP 97-2 is effective for fiscal years beginning after December 15, 1997. The Company believes the effect on operating results of adopting SOP 97-2 will not be significant given the Company's current policy of utilizing standard contracts and allocating revenue to each element in a given contract based on an established price list.

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

     Historically, the Company's revenues have been generated primarily from sales to large CAD software developers such as Autodesk, Inc., Baystate Technologies, Inc. and Visionary Design Systems, Inc. The Company's growth strategy includes targeting smaller software developers of 3D applications. Sales to these customers may result in lower profit margins and higher credit risks than the Company has experienced previously. There can be no assurance that revenues from the Company's current customers will continue at the same levels, or that the Company will be able to expand its customer base at profitable levels.

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

  Risks Associated with the Visual Programming Market

     One component of the Company's strategy involves marketing certain of its 3D modeling software to visual programming software developers. There can be no assurance that a market will develop for 3D modeling tools for these software developers or that the Company's 3D modeling software will be accepted by these software developers. The Company believes the emergence of this market for its products is dependent on a number of variables, including the demand for applications incorporating 3D models, preferences of software developers, the installed base of personal computers with powerful processing capabilities and the further development of the Internet. See "Business -- Products and Technology -- ACIS Enterprise Solutions."

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

     3D Building Blox incorporates a lower level of functionality than the Company's current products, is priced at levels substantially lower than the products currently offered by the Company to other markets and may face downward pricing pressure over time. The Company has increased its fixed operating expenses to introduce the 3D modeling software to the visual programming market, increased its sales and marketing operations and expanded distribution channels. To the extent such expenses precede or are not followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected. Additionally, there can be no assurance that commercial acceptance of the Company's products by the visual programming market will result in profits for the Company. Although the Company believes the products developed for the visual programming market will not compete with the Company's current line of products, it is uncertain what impact, if any, the introduction of the visual programming toolkit by the Company will have on the Company's current customer base and on its prospective customers of the ACIS 3D Toolkit. See "Business -- Products and Technology -- ACIS Enterprise Solutions."

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

  Dependence on Key Personnel

     The Company is substantially dependent on its executive officers and key employees. The Company has not entered into employment agreements with any of its U.S.-based executive officers except for the President and Chief Operating Officer. The Company is also dependent on its ability to attract, retain and motivate high quality personnel, especially its management, highly skilled development personnel and sales personnel. Competition for highly skilled development personnel with specialized experience and training applicable to the Company's technologies is intense. In connection with the growth of its sales force, the Company has experienced turnover among its U.S. sales force that has, in some cases, delayed sales. The loss of the services of any of its executive officers or other key employees or the inability of the Company to identify and recruit new executive officers or key sales, management or development personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Ability to Manage Growth

     The Company has experienced significant growth in its operations that has placed substantial demands on the Company's managerial, operational and financial resources. The Company's future success will depend upon its ability to continue to enhance its core 3D modeling technologies, commercialize products using such technologies, respond to competitive developments, expand its sales and marketing efforts and attract, train, motivate and retain qualified management and engineering personnel. Although the Company believes that its systems and controls are adequate for the current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its systems and controls to manage possible future growth. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results and financial condition. In the future, the Company may make acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to achieve growth, or to effectively manage growth, and failure to do so could have a material adverse effect on the Company's operating results.

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

  International Expansion

     International sales represented 48% of the Company's total revenue for the year ended December 31, 1997. The Company believes that international sales will continue to represent a significant portion of its total revenue, and that it will be subject to the inherent risks of conducting business internationally, such as unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, export license requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not engaged in any currency exchange hedging practices. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions, subjecting the Company to the risk of intellectual property piracy in those markets. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition. See "Business -- Sales, Marketing and Distribution."

  Year 2000 Capability

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has evaluated Year 2000 compliance issues and believes that with respect to the Company's products and internal management information systems it will not be materially adversely impacted by such issues. The Company's software products do not incorporate date-sensitive algorithms. Any date codes contained in the Company's software do not affect the functionality of the products. The Company also incorporates third party software with its core product. The Company has concluded that any date codes contained in such third party software will not materially adversely impact the Company's products. In addition, the Company has evaluated whether its management information systems are Year 2000 compliant and has concluded that they are. Moreover, the number of transactions that the Company manages is relatively low because it depends on low volume, high value orders. As a result, the Company believes that any date-sensitive material contained in its software would not have a material adverse effect on the Company's management information systems software. However, to the extent that any of the Company's foregoing assessments are incorrect, there can be no assurance that the cost necessary to update the performance of software will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Moreover, there can be no assurance that Year 2000 compliance issues affecting the Company's customers products and internal management information systems will not have a material adverse effect on the Company's business, financial condition and results of operations. As an OEM provider the Company's products may be incorporated directly into its customers' products, which may contain date-sensitive processes that may affect the ability of the Company's customers to sell end-user products.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 7. FINANCIAL STATEMENTS

                            SPATIAL TECHNOLOGY INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   24

Financial Statements:

  Consolidated Balance Sheets, as of December 31, 1996 and
     1997...................................................   25

  Consolidated Statements of Operations, years ended
     December 31, 1995, 1996 and 1997.......................   26

  Consolidated Statements of Stockholders' Equity (Deficit),
     years ended December 31, 1995, 1996 and 1997...........   27

  Consolidated Statements of Cash Flows, years ended
     December 31, 1995, 1996 and 1997.......................   28

  Notes to Consolidated Financial Statements................   29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Spatial Technology Inc.:

     We have audited the accompanying consolidated balance sheets of Spatial Technology Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatial Technology Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Boulder, Colorado
January 23, 1998

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $  8,407    $  5,736
  Accounts receivable, net of allowance of $50 and $82 in
     1996 and 1997, respectively............................     1,542       2,415
  Prepaid expenses and other................................       341         402
                                                              --------    --------
          Total current assets..............................    10,290       8,553
Equipment, net (note 3).....................................       423       1,112
Purchased computer software, net (note 2)...................       358         670
                                                              --------    --------
                                                              $ 11,071    $ 10,335
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $    314    $    209
  Accrued royalties payable.................................       366         317
  Other accrued expenses....................................       755       1,172
  Deferred revenue..........................................     1,325       1,470
                                                              --------    --------
          Total current liabilities.........................     2,760       3,168
                                                              --------    --------
Stockholders' Equity (note 5):
  Common stock, $.01 par value; 22,500,000 shares
     authorized; 7,369,888 and 7,741,348, shares issued and
     outstanding in 1996 and 1997, respectively.............        74          77
  Additional paid-in capital................................    23,351      24,057
  Accumulated deficit.......................................   (15,034)    (16,852)
  Foreign currency translation adjustment...................       (80)       (115)
                                                              --------    --------
          Total stockholders' equity........................     8,311       7,167
Commitments and contingencies (note 7)
                                                              --------    --------
                                                              $ 11,071    $ 10,335
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                             1995         1996         1997
                                                            -------      -------      -------
Revenue:
  License fees............................................  $ 4,850      $ 4,553      $ 3,981
  Royalties...............................................    1,207        1,925        2,428
  Prepaid royalties.......................................       --          182          352
  Maintenance and other...................................    2,572        2,913        2,950
                                                            -------      -------      -------
          Total revenue...................................    8,629        9,573        9,711
                                                            -------      -------      -------
Cost of sales:
  License fees............................................      287          338          285
  Royalties...............................................      145          192          152
  Prepaid royalties.......................................       --            6           11
  Maintenance and other...................................      488          436          343
                                                            -------      -------      -------
          Total cost of sales.............................      920          972          791
                                                            -------      -------      -------

Gross profit..............................................    7,709        8,601        8,920
                                                            -------      -------      -------
Operating expenses:
  Sales and marketing.....................................    2,942        3,564        4,108
  Research and development................................    2,880        3,716        4,017
  General and administrative..............................    1,210        1,366        2,271
  Acquired in-process research and development (note 2)...       --           --          621
                                                            -------      -------      -------
          Total operating expenses........................    7,032        8,646       11,017
                                                            -------      -------      -------

          Earnings (loss) from operations.................      677          (45)      (2,097)
Other income (expense):
  Interest income.........................................       21           91          380
  Interest expense........................................      (83)         (83)          (2)
  Other, net..............................................      (53)          15           (3)
                                                            -------      -------      -------
          Total other income (expense)....................     (115)          23          375
                                                            -------      -------      -------

          Earnings (loss) before income taxes.............      562          (22)      (1,722)
Income tax expense (note 6)...............................      174          140           96
                                                            -------      -------      -------
          Net earnings (loss).............................  $   388      $  (162)     $(1,818)
                                                            =======      =======      =======

Earnings (loss) per common share:
  Basic...................................................  $  0.38      $ (0.07)     $ (0.24)
  Diluted.................................................  $  0.07      $ (0.07)     $ (0.24)

Weighted average number of common shares and common
  equivalent shares outstanding...........................
  Basic...................................................    1,034        2,395        7,449
  Diluted.................................................    5,210        2,395        7,449

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                                                     FOREIGN
                                           COMMON STOCK      ADDITIONAL                             CURRENCY          TOTAL
                                        ------------------    PAID-IN-    ACCUMULATED   TREASURY   TRANSLATION    STOCKHOLDERS'
                                         SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     ADJUSTMENT    EQUITY (DEFICIT)
                                        ---------   ------   ----------   -----------   --------   -----------   ----------------
Balances at January 1, 1995...........  1,023,208    $10      $   143      $(15,260)     $(176)       $ (30)         $(15,313)
Exercise of common stock options for
 cash.................................     37,583      1           40            --         --           --                41
Net earnings..........................         --     --           --           388         --           --               388
Foreign currency translation
 adjustment...........................         --     --           --            --         --          (31)              (31)
                                        ---------    ---      -------      --------      -----        -----          --------
Balances at December 31, 1995.........  1,060,791     11          183       (14,872)      (176)         (61)          (14,915)
Common stock issued in initial public
 offering, net of offering costs (note
 5)...................................  2,100,000     21        8,629            --         --           --             8,650
Conversion of preferred stock (note
 5)...................................  4,099,598     41       14,114            --         --           --            14,155
Exercise of common stock warrants for
 cash.................................    155,821      2          503            --         --           --               505
Exercise of common stock options for
 cash.................................     13,678     --           20            --         --           --                20
Common stock issued for services......      8,333     --           20            --         --           --                20
Common stock issued for cash..........     15,000     --           57            --         --           --                57
Retirement of treasury stock..........    (83,333)    (1)        (175)           --        176           --                --
Net loss..............................         --     --           --          (162)        --           --              (162)
Foreign currency translation
 adjustment...........................         --     --           --            --         --          (19)              (19)
                                        ---------    ---      -------      --------      -----        -----          --------
Balances at December 31, 1996.........  7,369,888     74       23,351       (15,034)        --          (80)            8,311
Exercise of common stock options for
 cash.................................     64,496      1          168            --         --           --               169
Common stock issued under the employee
 stock purchase plan..................     56,964     --          150            --         --           --               150
Common stock issued for purchased
 computer software....................    250,000      2          388            --         --           --               390
Net loss..............................         --     --           --        (1,818)        --           --            (1,818)
Foreign currency translation
 adjustment...........................         --     --           --            --         --          (35)              (35)
                                        ---------    ---      -------      --------      -----        -----          --------
Balances at December 31, 1997.........  7,741,348    $77      $24,057      $(16,852)     $  --        $(115)         $  7,167
                                        =========    ===      =======      ========      =====        =====          ========

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Cash flows from operating activities:
  Net earnings (loss).......................................  $   388    $  (162)   $(1,818)
  Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
     Depreciation and amortization..........................      174        277        365
     Common stock issued for services.......................       --         20         --
     Acquired in-process research and development...........       --         --        621
     Write-down of purchased computer software..............       --         --        200
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (151)       351       (873)
       Prepaid expenses and other...........................        6       (162)       (61)
       Accounts payable.....................................      306       (271)      (105)
       Accrued expenses.....................................     (113)      (182)       368
       Deferred revenue.....................................     (506)       105        145
                                                              -------    -------    -------
          Net cash provided (used) by operating
            activities......................................      104        (24)    (1,158)
                                                              -------    -------    -------
Cash flows from investing activities:
  Additions to equipment....................................     (249)      (235)      (946)
  Additions to purchased computer software..................       --       (200)      (851)
                                                              -------    -------    -------
          Net cash used by investing activities.............     (249)      (435)    (1,797)
                                                              -------    -------    -------
Cash flows from financing activities:
  Principal payments on notes payable.......................     (100)      (500)        --
  Proceeds from issuance of common stock, net...............       --      8,707         --
  Proceeds from exercise of common stock options and
     warrants and purchase of common stock for cash.........       41        525        319
  Proceeds from notes payable...............................      100         --         --
                                                              -------    -------    -------
          Net cash provided by financing activities.........       41      8,732        319
                                                              -------    -------    -------
Foreign currency translation adjustment affecting cash......      (31)       (19)       (35)
                                                              -------    -------    -------
          Net increase (decrease) in cash and cash
            equivalents.....................................     (135)     8,254     (2,671)
Cash and cash equivalents at beginning of period............      288        153      8,407
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $   153    $ 8,407    $ 5,736
                                                              =======    =======    =======
Supplemental disclosures:
  Cash paid for interest....................................  $    76    $    38    $     1
                                                              =======    =======    =======
  Cash paid for income taxes................................  $   127    $    91    $   145
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

  (b) Earnings Per Share

     Effective for the year ending December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128) which requires that basic and diluted earnings per share (EPS) be presented in place of primary and fully diluted EPS under Accounting Principles Board No.
15. SFAS 128 requires additional informational disclosures, makes certain modifications to applicable EPS calculations, and requires restatement of EPS for all prior periods reported. Primary and fully diluted EPS previously reported for 1996 was a loss of $0.03 per share, and under SFAS 128 basic and diluted EPS was a loss of $0.07 per share. Primary and fully diluted EPS previously reported for 1995 was $0.07 per share, and under SFAS 128 basic EPS is $0.38 per share. Potential common stock instruments have been excluded from the calculation of EPS for 1996 and 1997, as the effect would be antidilutive.

  (c) Cash and Cash Equivalents

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

  (d) Foreign Currency Translation

     Assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated using a weighted average exchange rate during the period. Net exchange gains and losses resulting from such translation are included as a separate component of stockholders' equity (deficit) and reported as a separate line item in the consolidated statements of cash flows. Gains and losses from foreign currency transactions, when applicable, are included in other income (expense). There were no significant gains or losses on foreign currency transactions during the years ended December 31, 1995, 1996 and 1997.

  (e) Revenue Recognition

     Revenue from products or services is recognized based upon shipment of products or performance of services. License fee revenue is recognized upon completion of a signed contract and shipment of the software. Revenue from royalties is recognized upon receipt of payment or according to the payment terms specified in the contract. Prepaid royalties represent non-refundable amounts paid for use of the Company's software for which the Company has no obligation to refund or return upon non-delivery of products. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Training revenue is recognized upon completion of the training course by the customer.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

  (f) Equipment and Purchased Computer Software

     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from five to seven years. Purchased computer software represents software enhancements acquired from third parties, and is amortized over its estimated useful life of three to seven years, beginning when the software is incorporated into the Company's products.

  (g) Stock-Based Compensation

     The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (APB 25). The Company has provided pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value based method of accounting for these plans, as proscribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. See note 5.

  (h) Impairment of Long-Lived Assets

     The Company accounts for long lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") which requires that long-lived assets and certain identifiable intangibles, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. In June 1997 the Company charged $200,000 to operations related to the write-down of purchased computer software as a result of a change in the Company's product development strategy, and such amount is included in research and development expense in the accompanying consolidated financial statements.

  (i) Research and Development Costs

     Costs to establish the technological feasibility of computer software products are expensed as incurred. Generally, products are ready for sale upon establishment of technological feasibility. Accordingly, no software development costs have been capitalized by the Company in 1995, 1996 and 1997.

  (j) Income Taxes

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

  (j) Presentation

     Certain 1995 and 1996 amounts items have been reclassified to conform to the 1997 presentation.

(2) ACQUISITION OF COMPUTER SOFTWARE AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In December 1997, the Company purchased certain intellectual property rights from Three-Space Limited (TSL) for $1,241,000, consisting of $851,000 in cash and 250,000 shares of common stock. The transaction eliminated TSL's joint ownership rights in ACIS, including the Company's royalty obligation to

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

TSL. The purchase price was allocated to the technology acquired based on their estimated fair values, including $620,000 of purchased computer software and $621,000 of in-process research and development projects. The purchased computer software will be amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition, as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

(3) EQUIPMENT

     Equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1997
                                                           -------    -------
Computer equipment.......................................  $ 1,853    $ 2,184
Furniture and office equipment...........................      300        733
Leasehold improvements...................................       64        181
                                                           -------    -------
                                                             2,217      3,098
Less accumulated depreciation............................   (1,794)    (1,986)
                                                           -------    -------
                                                           $   423    $ 1,112
                                                           =======    =======

(4) NOTES PAYABLE

     In May 1997 the Company amended its revolving line of credit from a bank providing for advances of up to $1,000,000. The line of credit is secured by accounts receivable, bears interest at the bank's prime rate plus 0.25% and matures in May 1998. The Company also obtained equipment financing of up to $500,000, bearing interest at the bank's prime rate plus 0.75% and is due in February 2001. As of December 31, 1997, the Company had no borrowings under the line of credit or equipment financing agreement.

     In July 1996, the Company obtained a revolving line of credit from a bank of up to $500,000. This line of credit was secured by accounts receivable, bearing interest at the bank's prime rate plus 0.75% and matured in June 1997. Borrowings under the line of credit were paid in full during 1996. In July 1996, the Company also obtained equipment financing for $250,000, bearing interest at the bank's prime rate plus 2.25% and was due June 1998. The equipment financing was paid in full during 1996.

     In January 1996, the Company issued a promissory note for $125,000 to a bank bearing interest at prime rate plus 1% per annum and maturing on June 30, 1996, secured by a guarantee from an existing stockholder. In connection with these transactions, the Company issued a warrant to purchase 12,500 shares of common stock with an exercise price of $8.22 per share. The warrant expires in January 2003. In February 1996, the Company issued a promissory note for $100,000 to an existing stockholder bearing interest at 10% per annum and maturing on June 30, 1996, and issued a warrant to purchase 10,000 shares of common stock with an exercise price of $8.22 per share. The warrant expires in February 2003. Both notes were paid in full during 1996.

(5) STOCKHOLDERS' EQUITY

  Initial Public Offering

     In October 1996, the Company completed an initial public offering of 3,000,000 shares of common stock. The Offering consisted of 2,100,000 shares sold by the Company and 900,000 shares sold by existing stockholders, at a price of $5.00 per share. Net proceeds to the Company were approximately $8,650,000, after deducting underwriting discounts and commissions and other offering expenses.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

  Preferred Stock

     Effective upon the closing of the initial public offering described above, all 6,381,473 shares of outstanding mandatory redeemable preferred stock were converted into 4,099,598 shares of common stock.

     In June 1996, the Board of Directors of the Company authorized, at their discretion, the issuance of up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges of such series. As of December 31, 1997, no shares of preferred stock were outstanding.

  Stock Options

     In June 1996, the Board of Directors of the Company approved the 1996 Equity Incentive Plan (1996 Plan). Up to 1,000,000 shares of Common Stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may issue incentive stock options and nonqualified stock options. Incentive stock options are granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over a maximum ten-year employment period. The Company also grants nonqualified stock options under the 1996 Plan that vest over a four-year period or upon specific performance objectives, and are exercisable over a maximum ten-year period or upon completion of such objectives. As of December 31, 1997 options to purchase 914,939 shares of common stock under the 1996 Plan were outstanding at a weighted average exercise price of $3.07.

     In June 1996, the Board of Directors approved the 1996 Non-Employee Directors' Stock Option Plan (Directors' Plan). Up to 250,000 shares of Common Stock may be issued pursuant to the Directors' Plan. Stock options granted under the Directors' Plan are granted at not less than the fair market value of the stock on the date of grant, are immediately exercisable, are subject to repurchase by the Company, vest in four equal annual installments, and are exercisable over a ten-year period from date of grant. As of December 31, 1997 options to purchase 81,000 shares of common stock under the Directors' Plan were outstanding at a weighted average exercise price of $3.98.

     In August 1996, the Company's Board of Directors approved the termination, effective upon the initial public offering described above, of the Amended and Restated 1987 Stock Option Plan (1987 Plan). Under the 1987 Plan the Company issued incentive stock options and nonqualified stock options. Incentive stock options were granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over either a five-year or ten-year employment period. The Company also granted nonqualified stock options under the 1987 Plan that vest over a four-year period or upon specific performance objectives, and are exercisable over a five-year period or upon completion of such objectives. As a result of such termination, no additional options may be issued under the 1987 Plan. The options to purchase 174,710 shares of Common Stock at a weighted average exercise price of $3.38 outstanding as of December 31, 1997 will remain exercisable until they expire or terminate pursuant to their terms.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     A summary of the status of the Company's fixed option plans as of December 31, 1995, 1996 and 1997 and changes during the years then ended is presented below:

                                       1995                  1996                   1997
                                ------------------    ------------------    --------------------
                                          WEIGHTED              WEIGHTED                WEIGHTED
                                          AVERAGE               AVERAGE                 AVERAGE
                                          EXERCISE              EXERCISE                EXERCISE
                                SHARES     PRICE      SHARES     PRICE       SHARES      PRICE
                                -------   --------    -------   --------    ---------   --------
Outstanding at beginning of
  year........................  307,213    $2.56      329,505    $2.81        889,809    $4.29
Granted.......................  107,154     3.00      657,872     4.81        606,825     1.97
Exercised.....................  (35,578)    1.00      (17,010)    1.57        (64,496)    2.55
Forfeited.....................  (49,284)    2.84      (80,558)    3.06       (261,489)    4.32
                                -------               -------               ---------
Outstanding at end of year....  329,505     2.81      889,809     4.29      1,170,649     3.18
                                =======               =======               =========
Weighted-average fair value of
  options granted during the
  year at exercise price equal
  to market price at grant
  date........................  $  1.62               $  2.56               $    1.18
                                =======               =======               =========

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
             ----------------------------------------------   ---------------------------------
                               WEIGHTED-
                 NUMBER         AVERAGE                           NUMBER
 RANGE OF    OUTSTANDING AT    REMAINING                      EXERCISABLE AT
 EXERCISE     DECEMBER 31,    CONTRACTUAL  WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
  PRICES          1997           LIFE       EXERCISE PRICE         1997         EXERCISE PRICE
----------   --------------   -----------  ----------------   --------------   ----------------
$1.75-2.00       504,331      9.6 years         $1.84            359,000            $1.82
$2.13-3.00       214,111      5.5                2.72            112,978             2.87
$3.84-5.00       452,207      8.8                4.89            336,484             4.89
               ---------                                         -------
               1,170,649      8.5                3.18            808,462             3.88
               =========                                         =======

     The fair value of options granted during 1995, 1996 and 1997 was estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997:

                                                           1995      1996      1997
                                                          ------    ------    ------
Risk free interest rate.................................  5.875%    5.875%    5.750%
                                                               3         3         4
Expected life...........................................   years     years     years
Volatility..............................................     58%       58%       55%

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                   1995          1996          1997
                                                   -----        ------        -------
Net earnings (loss):
  As reported....................................  $ 388        $ (162)       $(1,818)
  Adjusted pro forma.............................    348          (483)        (2,417)
Basic earnings (loss) per share:
  As reported....................................  $0.38        $(0.07)       $ (0.24)
  Adjusted pro forma.............................   0.34         (0.20)         (0.32)
Diluted earnings (loss) per share:
  As reported....................................  $0.07        $(0.07)       $ (0.24)
  Adjusted pro forma.............................   0.07         (0.20)         (0.32)

  Employee Stock Purchase Plan

     In June 1996, the Board of Directors approved the Employee Stock Purchase Plan. Up to 100,000 shares of common stock may be issued pursuant to the plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of shares. During 1997 the Company issued 56,964 shares at an average price of $2.24.

  Warrants

     In October 1996, in connection with the initial public offering described above, the Company issued a warrant to the underwriter to purchase 210,000 shares of common stock at an exercise price of $6.50. This warrant is exercisable at the holder's option through its expiration in 2001.

     During 1995, the Company issued additional warrants to purchase 6,666 shares of common stock at an exercise price of $8.22 per share in connection with the Company's debt financing. These warrants are exercisable at the holder's option through their expiration in 2000.

     During 1994, the Company issued warrants to purchase 227,492 shares of common stock at an exercise price of $8.22 per share in connection with the Company's debt financing. During 1995, 60,827 of these warrants were canceled. As of December 31, 1997 the remaining warrants to purchase 166,665 shares of common stock at a price of $8.22 per share are exercisable at the holder's option through their expiration in 2001.

     During 1993, in connection with the issuance of preferred stock, the Company issued warrants to purchase 42,915 shares of common stock at $.03 per share. These warrants are exercisable at the holders' option from February 2, 1993 through their expiration in 1999. During 1994, a warrant for 3,435 shares of common stock, held by an existing stockholder was exercised at $.03 per share. During 1996, two warrants for 4,091 and 19,741 shares of common stock, held by existing stockholders were exercised at $.03 per share. At December 31, 1997 15,648 shares of authorized, but unissued, common stock has been reserved for the exercise of the remaining outstanding warrants.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

(6) INCOME TAXES

     Tax expense for 1995, 1996, and 1997 is comprised solely of withholding taxes on foreign sales.

     Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) before income taxes and extraordinary item as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              1995      1996      1997
                                                             ------    ------    ------
Expected income tax expense (benefit)......................  $ 191     $  (7)    $(642)
Non deductible expenses, net...............................     10         7        11
Increase (decrease) in deferred tax valuation allowance....   (201)       --       750
Withholding taxes on foreign sales.........................    174       140        96
Other, net.................................................     --        --      (119)
                                                             -----     -----     -----
Income tax expense.........................................  $ 174     $ 140     $  96
                                                             =====     =====     =====

     The tax effects of significant temporary differences that result in deferred tax assets are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Accounts receivable, primarily due to differences in
  accounting for
  bad debts.................................................      19        30
Property and equipment, primarily due to differences in
  depreciation..............................................      (1)      (24)
Deferred revenue, due to differences in revenue recognition
  for financial statement and income tax purposes...........      28        19
Accrued expenses, primarily due to difference in the period
  of recognition for financial statement and income tax
  purposes..................................................      57       101
Purchased software, primarily due to differences in carrying
  values for financial statement and income tax purposes....      58       (37)
Research and development and other tax credits..............     943     1,117
Net operating loss carryforwards............................   4,895     5,543
                                                              ------    ------
          Total deferred tax assets.........................   5,999     6,749
Less valuation allowance....................................   5,999     6,749
                                                              ------    ------
          Net deferred tax assets...........................  $   --    $   --
                                                              ======    ======

     At December 31, 1997, the Company had net operating loss carryforwards for regular income tax purposes of approximately $13,856,000, which if not utilized, expire in the years 2004 through 2012. Approximately $2,996,000 of the total net operating loss carryforward at December 31, 1997 is subject to limitation under
Section 382 of the Internal Revenue Code. Should a subsequent change in ownership occur, the remaining net operating loss carryforward may also be subject to limitation.

     The Company also has research and development credit carryforwards for income tax purposes available totaling approximately $1,106,000, which if not utilized, expire in the years 2001 through 2012. Approximately $284,000 of the total credit carryforward is also subject to limitation under Section 382 of the Internal Revenue Code.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

1998................................................  $  370
1999................................................     377
2000................................................     301
2001................................................      26
2002................................................       7
                                                      ------
                                                      $1,081
                                                      ======

     Rent expense was approximately $405,000, $419,000 and $457,000 in 1995, 1996 and 1997, respectively.

     The Company executed a long-term development agreement with Three-Space Limited, a United Kingdom corporation (TSL), in 1989 (the 1989 Development Agreement) obligating the Company to pay approximately $30,000 per month for specified research and marketing activities. In connection with the acquisition discussed in Note 2, the Company terminated the 1989 Development Agreement and entered into a Software Consulting Agreement with substantially the same financial obligation to the Company. Expenses under the 1989 Development Agreement were approximately $350,000, $408,000 and $327,000 in 1995, 1996 and 1997, respectively. The 1989 Development Agreement also required the Company to pay a royalty to TSL on the sale of specific products, certain components of which resulted from the research activities. Royalty expense under this agreement totaled approximately $249,000, $275,000 and $216,000 in 1995, 1996 and 1997, respectively. As a result of the acquisition discussed in Note 2, effective October 1997 the Company has no future royalty obligation.

     The Company has entered into various other licensing agreements, which require the Company to pay royalties on each sale of the licensed software products. Royalty expense under these agreements is included in costs of sales and totaled approximately $152,000, $187,000 and $140,000 in 1995, 1996 and
1997, respectively.

     In connection with one such licensing agreement, a software developer has asserted a claim for additional royalties totaling $551,000. The Company disputes the claim and believes that it has adequately provided for its royalty liability under the agreement as of December 31, 1997.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

(8) REVENUE, SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

     Revenue by geographic area is summarized as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
United States.........................................  $ 3,913    $ 4,882    $ 5,021
Europe................................................    1,870      2,199      2,541
Japan.................................................    1,846      1,742      1,816
Other.................................................    1,000        750        333
                                                        -------    -------    -------
          Total.......................................  $ 8,629    $ 9,573    $ 9,711
                                                        =======    =======    =======

     Earnings (loss) from operations by geographic area is summarized as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
United States.........................................  $ 2,674    $ 3,409    $ 3,630
Europe................................................      976      1,120      1,304
Japan.................................................      836        591        755
Other.................................................      641        450        255
                                                        -------    -------    -------
                                                          5,127      5,570      5,944
Unallocated corporate expenses........................   (4,450)    (5,615)    (8,041)
                                                        -------    -------    -------
          Total.......................................  $   677    $   (45)   $(2,097)
                                                        =======    =======    =======

     Substantially all of the company's identifiable assets relate to domestic operations.

     During 1996 and 1997, one customer accounted for 13% of the Company's revenue in each year.

     The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers. The Company's accounts receivable are from both large multinational corporate customers and smaller companies in a variety of industries, with no concentration in a single industry. However, the Company is subject to credit risk due to economic events or circumstances in the various international and domestic markets in which the Company operates. To reduce this risk, the Company evaluates the creditworthiness of its customers prior to the shipment of software or performance of services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information concerning directors and executive officers is set forth in the Proxy Statement under the headings "Proposal 1 -- Election of Directors" and "Management", which information is incorporated herein by reference.

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
           10.17*        -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Benefit Capital
                            Management Corporation.
           10.18*        -- Warrant to Purchase 20,000 shares of Next Preferred Stock issued by the Registrant to Silicon Valley Bank.
           10.19*        -- Warrant to Purchase 37,500 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management
                            Corporation.
           10.20*        -- Warrant to Purchase 30,000 shares of Next Preferred Stock issued by the Registrant to New York Life Insurance
                            Company.
           10.21*        -- Development Agreement between the Registrant and
                            Three-Space Limited, dated June 26, 1987, as amended.
           10.22*        -- Marketing Agreement between the Registrant and
                            Three-Space Limited, dated May 31, 1989, as amended.
           10.23*        -- Consultancy Agreement between the Registrant and D-Cubed
                            Ltd., dated June 19, 1991, as amended.
           10.24*        -- Technology Development and Royalty Agreement between the
                            Registrant and Autodesk, Inc., dated June 27, 1991, as
                            amended.
           10.25*        -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.
           10.26*        -- Ninth Amendment to the Development Agreement between the
                            Registrant and Three-Space Limited, dated June 26, 1987,
                            as theretofore amended (Exhibit 10.21 to this
                            Registration Statement) dated September 11, 1996.
           10.27**       -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.
           10.28**       -- Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
           10.29**       -- Employment Agreement between the Registrant and R. Bruce
                            Morgan, dated as of July 1, 1997.
           10.30***      -- Technology Purchase Agreement, by and between the Company and TSL, dated as of December 31, 1997.
           10.31***      -- Registration Rights Agreement, by and between the Company and TSL, dated as of December 31, 1997.
           10.32***      -- Software Consulting Agreement, by and between the Company and TSL, dated December 31, 1997.
           21.1*         -- List of Subsidiaries of the Registrant.
           27            -- Financial Data Schedule

---------------

  * Incorporated by reference to the Issuer's Registration Statement on Form SB-2, File No. 333-5416-D, as amended.

 ** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

*** Incorporated by reference to the Issuer's Report on Form 8-K dated December 31, 1997.

  (b) Reports on Form 8-K

     A Report on Form 8-K was filed with the Securities and Exchange Commission on January 15, 1998 in connection with the acquisition of certain intellectual property rights pursuant to the terms of the Technology Purchase Agreement (Exhibit 10.30), by and between the Company and Three-Space Limited (TSL), dated as of December 31, 1997. In accordance with the terms of the Technology Purchase Agreement, the Company and TSL entered into a Registration Rights Agreement (Exhibit 10.31) granting certain registration rights to TSL. In addition, pursuant to the terms of the Software Consulting Agreement (Exhibit 10.32), executed by and between the Company and TSL, TSL will provide certain consulting services to the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPATIAL TECHNOLOGY INC.

                                            By:    /s/ RICHARD M. SOWAR
                                              ----------------------------------
                                                       Richard M. Sowar
                                                 Chief Executive Officer and
                                                            Director

                                            By:     /s/ R. BRUCE MORGAN
                                              ----------------------------------
                                                       R. Bruce Morgan
                                                  President, Chief Operating
                                                          Officer, and
                                              Director (Principal Financial and
                                                 Accounting Officer)

March 23, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ FRED F. NAZEM                    Chairman of the Board and        March 23, 1998
-----------------------------------------------------    Director
                    Fred F. Nazem

                /s/ RICHARD M. SOWAR                   Chief Executive Officer and      March 23, 1998
-----------------------------------------------------    Director (Principal
                  Richard M. Sowar                       Executive Officer)

                 /s/ R. BRUCE MORGAN                   President, Chief Operating       March 23, 1998
-----------------------------------------------------    Officer and Director
                   R. Bruce Morgan                       (Principal Financial and
                                                         Accounting Officer)

                 /s/ PHILIP E. BARAK                   Director                         March 23, 1998
-----------------------------------------------------
                   Philip E. Barak

                 /s/ H. ROBERT GILL                    Director                         March 23, 1998
-----------------------------------------------------
                   H. Robert Gill

                 /s/ M. THOMAS HULL                    Director                         March 23, 1998
-----------------------------------------------------
                   M. Thomas Hull

                                 EXHIBIT INDEX

Exhibit
Number                  Description
-------                 -----------
Ex. 27                  Financial Data Schedule