Form 10QSB
period 1998-03-31
SPATIAL TECHNOLOGY INC
filed 1998-05-15
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934


              For the transition period from                To


                         Commission file number 0-288-42


                             SPATIAL TECHNOLOGY INC.
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                                  84-1035353
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

        2425 55TH STREET, SUITE 100, BOULDER, COLORADO                                 80301
           (address of principal executive offices)                                  (Zip Code)

                                 (303) 544-2900
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


     As of May 1, 1998, there were outstanding 7,782,964 shares of the Registrant's Common Stock (par value $0.01 per share).

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                             SPATIAL TECHNOLOGY INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1997
              and March 31, 1998.....................................................................    3

         Condensed Consolidated Statements of Operations, three
              months ended March 31, 1997 and 1998...................................................    4

         Condensed Consolidated Statements of Cash Flows, three
              months ended March 31, 1997 and 1998...................................................    5

         Notes to Condensed Consolidated Financial Statements........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    7

PART II. OTHER INFORMATION...........................................................................    9

Signatures...........................................................................................   10


                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (Amounts in thousands, except shares)



                                     ASSETS

                                                                                         December 31,   March 31,
                                                                                            1997          1998
                                                                                          --------      --------
                                                                                                       (Unaudited)
Current Assets:
     Cash and cash equivalents ......................................................     $  5,736      $  5,175
     Accounts receivable, net of allowance of $82 in 1997 and 1998 ..................        2,415         2,669
     Prepaid expenses and other .....................................................          402           403
                                                                                          --------      --------
         Total current assets .......................................................        8,553         8,247
Equipment, net ......................................................................        1,112         1,123
Purchased computer software, net ....................................................          670           648
                                                                                          --------      --------

                                                                                          $ 10,335      $ 10,018
                                                                                          ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...............................................................     $    209      $    359
     Accrued royalties payable ......................................................          317           347
     Other accrued expenses .........................................................        1,172           530
     Deferred revenue ...............................................................        1,470         1,749
                                                                                          --------      --------
         Total current liabilities ..................................................        3,168         2,985
                                                                                          --------      --------


Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized; 7,741,348 and
         7,782,964 shares issued in 1997 and 1998, respectively .....................           77            78
     Additional paid-in capital .....................................................       24,057        24,126
     Accumulated deficit ............................................................      (16,852)      (17,053)
     Foreign currency translation adjustment ........................................         (115)         (118)
                                                                                          --------      --------
         Total stockholders' equity .................................................        7,167         7,033
                                                                                          --------      --------

                                                                                          $ 10,335      $ 10,018
                                                                                          ========      ========


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                      1997          1998
                                                                                     -------      -------
Revenue:
     License fees ..............................................................     $   614      $   721
     Royalties .................................................................         767          979
     Maintenance and other .....................................................         709          821
                                                                                     -------      -------
         Total revenue .........................................................       2,090        2,521
                                                                                     -------      -------

Cost of sales:
     License fees ..............................................................          68           59
     Royalties .................................................................          56            7
     Maintenance and other .....................................................          69           75
                                                                                     -------      -------
         Total cost of sales ...................................................         193          141
                                                                                     -------      -------

Gross profit ...................................................................       1,897        2,380
                                                                                     -------      -------

Operating expenses:
     Sales and marketing .......................................................         923        1,129
     Research and development ..................................................         888        1,027
     General and administrative ................................................         574          397
                                                                                     -------      -------
         Total operating expenses ..............................................       2,385        2,553
                                                                                     -------      -------

         Loss from operations ..................................................        (488)        (173)

Other income (expense):
     Interest income ...........................................................         107           65
     Interest expense ..........................................................          (1)          --
     Other, net ................................................................          (1)          (1)
                                                                                     -------      -------
         Total other income ....................................................         105           64
                                                                                     -------      -------

         Loss before income taxes ..............................................        (383)        (109)

Income tax expense .............................................................          28           92
                                                                                     -------      -------

         Net loss ..............................................................     $  (411)     $  (201)
                                                                                     =======      =======


Basic and diluted loss per common share ........................................     $ (0.06)     $ (0.03)
                                                                                     =======      =======

Shares used in per share calculation ...........................................       7,413        7,763
                                                                                     =======      =======



     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                       1997         1998
                                                                                      -------      -------
Cash flows from operating activities:
   Net loss .....................................................................     $  (411)     $  (201)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization ..............................................          70          111
     Changes in operating assets and liabilities:
       Accounts receivable ......................................................        (298)        (254)
       Prepaid expenses and other ...............................................         (21)          (1)
       Accounts payable .........................................................         (62)         150
       Accrued expenses .........................................................         (95)        (612)
       Deferred revenue .........................................................         121          279
                                                                                      -------      -------
         Net cash used by operating activities ..................................        (696)        (528)
                                                                                      -------      -------

Cash flows from investing activities:
   Additions to equipment and purchased computer software .......................        (183)        (100)
                                                                                      -------      -------
         Net cash used by investing activities ..................................        (183)        (100)
                                                                                      -------      -------

Cash flows from financing activities:
   Proceeds from issuance of stock ..............................................         191           70
                                                                                      -------      -------
         Net cash provided by financing activities ..............................         191           70
                                                                                      -------      -------

Foreign currency translation adjustment affecting cash ..........................         (32)          (3)
                                                                                      -------      -------

         Net decrease in cash and cash equivalents ..............................        (720)        (561)

Cash and cash equivalents at beginning of period ................................       8,407        5,736
                                                                                      -------      -------

Cash and cash equivalents at end of period ......................................     $ 7,687      $ 5,175
                                                                                      =======      =======


Supplemental disclosures:
   Cash paid for income taxes ...................................................     $    29      $   112
                                                                                      =======      =======


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

A.   FINANCIAL STATEMENT PRESENTATION

     The accompanying audited and unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the condensed consolidated financial statements, when read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, are adequate to make the information presented not misleading.


B.   EARNINGS (LOSS) PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding for each period presented. Diluted loss per share is the same as basic loss per share, as the effect of potential common stock in each period presented is antidilutive.


C.   ACCOUNTING POLICIES - REVENUE RECOGNITION

     Effective for the fiscal year beginning January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when certain criteria are met. The Company does not expect the effect of adopting SOP 97-2 to have a material effect on the Company's financial statements given the Company's policy of utilizing standard contracts and allocating revenue to each element in a given contract based on an established price list.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-KSB for the year ended December 31, 1997, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

Revenue

     Total revenue for the quarter ended March 31, 1998 increased 21% to $2.5 million from $2.1 million reported for the quarter ended March 31, 1997, reflecting an increase in all revenue categories. License fees increased 17% to $721,000 for the first quarter of 1998 from $614,000 reported in the first quarter of 1997. Increased license fees in 1998 as compared to 1997 are attributed to new license contracts in North America, partially offset by a decrease in new license contracts in Europe and the Asia Pacific. Royalties increased 28%, growing to $979,000 for the first quarter of 1998 from $797,000 reported for the same quarter in 1997. Maintenance and other revenue increased 16% to $821,000 for the quarter ended March 31, 1998 as compared to $709,000 reported for the quarter ended March 31, 1997. International revenue decreased 12% and represented 39% of total revenue for the first quarter of 1998 as compared to 53% for the first quarter of 1997. Decreased international revenue is primarily attributed to economic conditions in Asia.

Cost of  Sales

     Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased 27% to $141,000 for the quarter ended March 31, 1998 from $193,000 reported in the comparable prior year period. The decrease in total cost of sales is primarily due to a $74,000 decrease in royalty expenses, partially offset by increased amortization of purchased computer software and support costs. Decreased royalty expense in 1998 as compared to 1997 is due to the acquisition of certain intellectual property rights in the fourth quarter of 1997, which resulted in the elimination of a royalty obligation of the Company. In connection with the acquisition of these intellectual property rights, the Company capitalized certain assets as purchased computer software and is amortizing these assets over a period of seven years, which resulted in an increase in amortization in 1998 as compared to 1997. As a percent of total revenue, cost of sales decreased to 6% for the three month period ended March 31, 1998 as compared to 9% for the comparable period in 1997.

Operating Expenses

     Sales and marketing expense increased 22% to $1.1 million for the quarter ended March 31, 1998 as compared to $923,000 reported in the quarter ended March 31, 1997. Increased sales and marketing expense for the first quarter of 1998 as compared to the first quarter of 1997 is due to promotional activity, in particular, participation in trade shows in March 1998 and advertising expense. As a percent of total revenue, sales and marketing expense increased slightly to 45% for the quarter ended March 31, 1998 as compared to 44% for the comparable prior year period.

     Research and development expense increased 16% to $1.0 million for the quarter ended March 31, 1998 from $888,000 reported in the same prior year quarter. Increased research and development expense is due to increased staffing in support of increased development efforts for existing products, as well as for new product offerings, including the ACIS(R) Open Viewer. As a percent of total revenue, research and development expense decreased slightly to 41% for the quarter ended March 31, 1998 from 42% for the comparable prior year quarter. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and administrative expense decreased 31% to $397,000 for the quarter ended March 31, 1998 from $574,000 reported for the same quarter in 1997. Decreased general and administrative expense is due to a decrease in staffing and lower professional fees in 1998 as compared to 1997. As a percent of total revenue, general and administrative expense decreased to 16% for the first quarter of 1998 as compared to 27% for the first quarter of 1997.

Other Income (Expense), net

     Other income decreased 39% to $64,000 for the quarter ended March 31, 1998 as compared to $105,000 reported for the quarter ended March 31, 1997. Decreased other income reflects lower interest income, as a result of lower cash balances in 1998 as compared to 1997.

Income Tax Expense

     Income tax expense increased to $92,000 for the fiscal quarter ended March 31, 1998 from $28,000 reported for the same quarter in 1997 due primarily to income tax liabilities in Japan. Historically, income tax expense included only withholding taxes on foreign sales. Beginning in 1998, the Company began incurring an income tax liability for its Japanese subsidiary.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced in the past and expects to continue to experience in the future significant fluctuations in quarterly operating results due to a number of factors that are difficult to forecast, including, among others, the volume of orders received within a quarter, demand for the Company's products, the product mix purchased by the Company's customers, competing capital budget considerations of the Company's customers, introduction and enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors and general economic conditions. Due to the foregoing factors, it is possible that the Company's operating results for some future quarters may fall below the expectations of securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had $5.2 million in cash and cash equivalents. Cash and cash equivalents decreased $561,000 for the three months ended March 31, 1998, as compared to $720,000 for the comparable prior year period.

     Net cash used by operating activities was $528,000 for the three month period ended March 31, 1998 as compared to $696,000 for the three month period ended March 31, 1997. Net cash used by operations in 1998 was primarily the result of the quarter's net loss combined with an increase in accounts receivable and decreased accrued expenses, partially offset by increased deferred revenue. Cash used by operations in the period ended March 31, 1997 was primarily due to the quarter's net loss combined with increased accounts receivable.

     Net cash used by investing activities totaling $100,000 and $183,000 for the three month periods ended March 31, 1998 and 1997, respectively, primarily reflects cash used for capital equipment purchases.

     Net cash provided by financing activities was $70,000 for the three months ended March 31, 1998, reflecting the sale and issuance of stock pursuant to the Company's employee stock purchase plan. Net cash provided by financing activities in the three month period ended March 31, 1997 of $191,000 was due to proceeds in connection with the exercise of stock options and the Company's employee stock purchase plan.

     The Company has a revolving line of credit with a bank providing for maximum borrowings of $1,000,000 through May 1998. The line of credit bears interest at the bank's prime rate plus 0.25%. The line of credit also includes an equipment line of credit providing for maximum borrowings of $500,000. The equipment financing line of credit bears interest at the bank's prime rate plus 0.75% and is payable in thirty-six equal monthly installments. As of March 31, 1998, the Company had no borrowings under either line of credit.

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





                                              SPATIAL TECHNOLOGY INC.



Date May 15, 1998                             /s/ R. Bruce Morgan
     ------------                             --------------------------------
                                                  R. Bruce Morgan
                                                  President, Chief Operating
                                                  Officer, and Director
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27              Financial Data Schedule