Form 10QSB
period 1998-06-30
SPATIAL TECHNOLOGY INC
filed 1998-08-14
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

      As of July 1, 1998, there were outstanding 7,782,964 shares of the Registrant's Common Stock (par value $0.01 per share).

      Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                     ---     ---

                             SPATIAL TECHNOLOGY INC.

                                      INDEX


                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1997
               and June 30, 1998..................................................     3

         Condensed Consolidated Statements of Operations, three and six
               months ended June 30, 1997 and 1998................................     4

         Condensed Consolidated Statements of Cash Flows, six
               months ended June 30, 1997 and 1998................................     5

         Notes to Condensed Consolidated Financial Statements.....................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................     7

PART II.  OTHER INFORMATION.......................................................    11

Signatures........................................................................    12

                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (Amounts in thousands, except shares)



                             ASSETS
                                                                         December 31,      June 30,
                                                                             1997            1998
                                                                         ------------    ------------
                                                                                         (Unaudited)
Current Assets:
      Cash and cash equivalents ......................................   $      5,736    $      4,625
      Accounts receivable, net of allowance of $82 and $66 in 1997
            and 1998, respectively ...................................          2,415           3,356
      Prepaid expenses and other .....................................            402             393
                                                                         ------------    ------------
            Total current assets .....................................          8,553           8,374
Equipment, net .......................................................          1,112           1,135
Purchased computer software, net .....................................            670             691
                                                                         ------------    ------------
                                                                         $     10,335    $     10,200
                                                                         ============    ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable ...............................................   $        209    $        266
      Accrued royalties payable ......................................            317             372
      Other accrued expenses .........................................          1,172             776
      Deferred revenue ...............................................          1,470           1,706
                                                                         ------------    ------------
            Total current liabilities ................................          3,168           3,120
                                                                         ------------    ------------
Stockholders' Equity:
      Common stock, $.01 par value; 22,500,000 shares authorized;
            7,741,348 and 7,782,964 shares issued in 1997 and 1998,
            respectively .............................................             77              78
      Additional paid-in capital .....................................         24,057          24,139
      Accumulated deficit ............................................        (16,852)        (17,010)
      Foreign currency translation adjustment ........................           (115)           (127)
                                                                         ------------    ------------
            Total stockholders' equity ...............................          7,167           7,080
                                                                         ------------    ------------
                                                                         $     10,335    $     10,200
                                                                         ============    ============


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                          1997           1998             1997           1998
                                                      -----------     -----------     -----------     -----------
Revenue:
   License fees ..................................    $       956     $     1,280     $     1,570     $     2,001
   Royalties .....................................            532             925           1,299           1,904
   Maintenance and other .........................            697             806           1,406           1,627
                                                      -----------     -----------     -----------     -----------
            Total revenue ........................          2,185           3,011           4,275           5,532
                                                      -----------     -----------     -----------     -----------
Cost of sales:
   License fees ..................................             83              69             151             128
   Royalties .....................................             40               4              96              11
   Maintenance and other .........................             59              62             128             137
                                                      -----------     -----------     -----------     -----------
            Total cost of sales ..................            182             135             375             276
                                                      -----------     -----------     -----------     -----------
            Gross profit .........................          2,003           2,876           3,900           5,256
                                                      -----------     -----------     -----------     -----------
Operating expenses:
   Sales and marketing ...........................            977           1,127           1,900           2,256
   Research and development ......................          1,116           1,188           2,004           2,215
   General and administrative ....................            820             556           1,394             953
                                                      -----------     -----------     -----------     -----------
            Total operating expenses .............          2,913           2,871           5,298           5,424
                                                      -----------     -----------     -----------     -----------
            Earnings (loss) from operations ......           (910)              5          (1,398)           (168)

Other income (expense)
   Interest income ...............................            100              64             207             129
   Interest expense ..............................           --              --                (1)           --
   Other, net ....................................             (1)             (2)             (2)             (3)
                                                      -----------     -----------     -----------     -----------
            Total other income (expense) .........             99              62             204             126
                                                      -----------     -----------     -----------     -----------
            Earnings (loss) before income taxes ..           (811)             67          (1,194)            (42)

Income tax expense (benefit) .....................             (7)             24              21             116
                                                      -----------     -----------     -----------     -----------
            Net earnings (loss) ..................    $      (804)    $        43     $    (1,215)    $      (158)
                                                      ===========     ===========     ===========     ===========

Earnings (loss) per common share
      Basic ......................................    $     (0.11)    $      0.01     $     (0.16)    $     (0.02)
      Diluted ....................................    $     (0.11)    $      0.01     $     (0.16)    $     (0.02)

Shares outstanding
      Basic ......................................          7,430           7,783           7,422           7,773
      Diluted ....................................          7,430           7,877           7,422           7,773


          See accompanying notes to consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         ----------------------------
                                                                             1997            1998
                                                                         ------------    ------------
Cash flows from operating activities:
   Net loss ..........................................................   $     (1,215)   $       (158)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Provision for impairment of purchased computer software ........            200            --
      Depreciation and amortization ..................................            152             236
      Changes in operating assets and liabilities:
         Accounts receivable .........................................           (534)           (941)
         Prepaid expenses and other ..................................            (94)              9
         Accounts payable ............................................             25              57
         Accrued expenses ............................................            207            (341)
         Deferred revenue ............................................             21             236
                                                                         ------------    ------------
            Net cash used by operating activities ....................         (1,238)           (902)
                                                                         ------------    ------------
Cash flows from investing activities:
   Additions to equipment ............................................           (419)           (179)
   Additions to purchased computer software ..........................           --              (101)
                                                                         ------------    ------------
            Net cash used by investing activities ....................           (419)           (280)
                                                                         ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of stock ...................................            188              83
                                                                         ------------    ------------
            Net cash provided by financing activities ................            188              83
                                                                         ------------    ------------
Foreign currency translation adjustment affecting cash ...............            (10)            (12)
                                                                         ------------    ------------
            Net decrease in cash and cash equivalents ................         (1,479)         (1,111)

Cash and cash equivalents at beginning of period .....................          8,407           5,736
                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................   $      6,928    $      4,625
                                                                         ============    ============
Supplemental disclosures:
   Cash paid for interest ............................................   $          1    $       --
                                                                         ============    ============
   Cash paid for income taxes ........................................   $         44    $        118
                                                                         ============    ============


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

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


B. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock. Except for the three months ended June 30, 1998, diluted loss per share is the same as basic loss per share, as the effect of potential common stock is antidilutive.
The effect of potential common stock for the quarter ended June 30, 1998 is not significant.

C. ACCOUNTING POLICIES

      Revenue Recognition

      Effective for the fiscal year beginning January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when certain criteria are met.

      In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of any resulting final amendments related to the deferred provisions of SOP 97-2.

      The Company does not expect the effect of adopting the remaining provisions of SOP 97-2 will have a material effect on the Company's financial statements given the Company's policy of utilizing standard contracts and allocating revenue to each element in a given contract based on an established price list.

      Comprehensive Income

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

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

RESULTS OF OPERATIONS

Revenue

      Total revenue for the quarter ended June 30, 1998 increased 38% to $3.0 million from $2.2 million reported for the quarter ended June 30, 1997, reflecting an increase in all revenue categories. License fees increased 34% to $1.3 million for the second quarter of 1998 from $956,000 reported in the second quarter of 1997. Increased license fees in the second quarter of 1998 as compared to the same prior year quarter were primarily due to new license contracts in Europe. Royalties increased 74%, to $925,000 for the second quarter of 1998 versus $532,000 reported for the same quarter in 1997. Increased royalties for the quarter ended June 30, 1998 as compared to the comparable quarter in 1997 was the result of two factors: 1) an increase in the number of the Company's customers shipping ACIS(R)-enabled software applications, and 2) increased non-refundable royalties. Maintenance and other revenue increased 16% to $806,000 for the quarter ended June 30, 1998 as compared to $697,000 reported for the quarter ended June 30, 1997. Total recurring revenue, which is comprised of royalty revenue and maintenance fees, increased 41% from the prior-year period and represented 57% of total revenue during the second quarter of 1998.

      For the six month period ended June 30, 1998 total revenue increased 29% to $5.5 million as compared to $4.3 million reported for the same six month period in 1997, resulting from increases in all three revenue categories. License fees increased 27% to $2.0 million in the six month period ended June 30, 1998 as compared to $1.6 million reported for the comparable prior year period. The increase in license fees was primarily attributable to an increase in new license contracts in North America and Europe in 1998 as compared to 1997. Royalties increased 47%, growing to $1.9 million for the six month period ended June 30, 1998 versus $1.3 million reported for the six month period ended June 30, 1997. Increased royalties for 1998 as compared to 1997 resulted from an increase in the number of the Company's customers shipping ACIS-enabled software applications. Maintenance and other revenue increased 16% to $1.6 million for the six month period ended June 30, 1998 as compared to $1.4 million reported for the comparable period in 1997 resulting primarily from an increase in renewed maintenance contracts.

      Geographically, international revenue increased 56% for the quarter ended June 30, 1998 and represented 50% of revenue as compared to 44% for the quarter ended June 30, 1997. Increased international revenue for the second quarter of 1998 reflects an increase in the number of license contracts in Europe. For the six month period ended June 30, 1998 international revenue increased 20% and represented 45% of total revenue as compared to 48% for the comparable prior year period. The decline in the ratio of international revenue for this six month period is a result of the growth in recurring revenue in the United States, including both royalties and maintenance revenue.

Cost of  Sales

      Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased 26% to $135,000 for the quarter ended June 30, 1998 from $182,000 reported for the quarter ended June 30, 1997. For the six month period ended June 30, 1998 cost of sales decreased 26% to $276,000 from $375,000 reported in the comparable prior year period. The decrease in cost of sales for all periods presented was primarily due to a decrease in royalty expenses to third party developers, partially offset by increased amortization of purchased computer software. Decreased royalty expense in 1998 as compared to 1997 was due to the acquisition of certain intellectual property rights in the fourth quarter of 1997, which resulted in the elimination of a royalty obligation of the Company. In connection with the acquisition of these intellectual property rights, the Company capitalized certain assets as purchased computer software and is amortizing these assets over a period of seven years, which resulted in an increase in amortization in 1998 as compared to 1997. As a percent of total revenue, cost of sales decreased to 4% and 5% for the three and six months ended June 30, 1998, respectively, as compared to 8% and 9% for the comparable periods in 1997, respectively.

Operating Expenses

      Sales and marketing expense increased 15% to $1.1 million for the quarter ended June 30, 1998 as compared to $977,000 reported in the quarter ended June 30, 1997. For the six month period ended June 30, 1998 sales and marketing expense increased 19% to $2.3 million from $1.9 million reported for the six month period ended June 30, 1997. Increased sales and marketing expense in 1998 as compared 1997 was due to increased commissions and travel related costs associated with increased revenue. As a percent of total revenue, sales and marketing expense decreased to 37% and 41% for the three and six month periods ended June 30, 1998, respectively, as compared to 45% and 44% for the comparable periods in 1997, respectively.

      Research and development expense increased 6% to $1.2 million for the quarter ended June 30, 1998 from $1.1 million reported in the same prior year quarter. For the six month period ended June 30, 1998 research and development expense increased 11% to $2.2 million from $2.0 million reported in the comparable prior year period. Increased research and development expense was due to increased staffing in support of increased development efforts for existing products, as well as for new product offerings, including the ACIS(R) 3D Open Viewer and the ACIS(R) Healing Husk. Further, research and development expense in the second quarter of 1997 included a $200,000 charge for a write-down of purchased computer software, which was due to a change in the Company's development strategy. Excluding this non-recurring charge of $200,000, research and development expense increased 30% and 23% for the three and six month periods ended June 30, 1998, respectively, as compared to the comparable periods in 1997. As a percent of total revenue, research and development expense decreased to 39% and 40% for the three and six month periods ended June 30, 1998, respectively, from 51% and 47% for the comparable prior year periods, respectively. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

      General and administrative expense decreased 32% to $556,000 for the quarter ended June 30, 1998 from $820,000 reported for the same quarter in 1997. For the six month period ended June 30, 1998 general and administrative expense decreased 32% to $953,000 from $1.4 million reported for the comparable prior year period. Decreased general and administrative expense was due to a decrease in staffing and lower professional fees in 1998 as compared to 1997. In addition, general and administrative expense in the second quarter of 1997 included a charge of approximately $198,000 in connection with expenses associated with the resignation of the former president of the Company. Excluding these non-recurring charges, general and administrative expense decreased 11% and 20% for the three and six month periods ended June 30, 1998, respectively, as compared to the comparable periods in 1997. As a percent of total revenue, general and administrative expense decreased to 18% and 17% for the three and six month periods ended June 30, 1998, respectively, as compared to 38% and 33% for the comparable prior year periods, respectively.

Other Income (Expense), net

      Other income decreased to $62,000 for the second quarter of 1998 as compared to $99,000 reported for the second quarter of 1997 and to $126,000 for the six month period ended June 30, 1998 from $204,000 for the comparable prior year period. Decreased other income reflects lower interest income, as a result of lower cash balances in 1998 as compared to 1997.

Income Tax Expense

      Income tax expense increased to $24,000 for the fiscal quarter ended June 30, 1998 as compared to a benefit of $7,000 reported for the same quarter in 1997. The benefit recognized in 1997 reflects an adjustment for actual payments less than originally accrued for contracts executed in prior periods. For the six month period ended June 30, 1998 income tax expense increased to $116,000 from $21,000 for the same period in 1997 due primarily to income tax liabilities in Japan. Historically, income tax expense included only withholding taxes on foreign sales. Beginning in 1998, the Company began incurring an income tax liability for its Japanese subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had $4.6 million in cash and cash equivalents. Cash and cash equivalents decreased $1.1 million for the six months ended June 30, 1998, as compared to $1.5 million for the comparable prior year period.

      Net cash used by operating activities was $902,000 for the six month period ended June 30, 1998 as compared to $1.2 million for the six month period ended June 30, 1997. Net cash used by operations in 1998 was primarily the result of increased accounts receivable and decreased accrued expenses, partially offset by increased deferred revenue. Cash used by operations in the six month period ended June 30, 1997 was primarily due to the net loss, combined with an increase in accounts receivable, partially offset by the non-cash write-down of purchased computer software and increased accrued expenses.

      Net cash used by investing activities totaling $280,000 for the six month period ended June 30, 1998 reflects $179,000 used for equipment purchases and $101,000 used for purchased computer software, including technology included in certain new product offerings during 1998. Cash used for the comparable period in 1997 totaling $419,000 reflects equipment purchases.

      Net cash provided by financing activities was $83,000 for the six months ended June 30, 1998, due to proceeds in connection with the Company's employee stock purchase plan. Net cash provided by financing activities in the six month period ended June 30, 1997 was $188,000 reflecting the issuance of stock in connection with the exercise of stock options, as well as the Company's employee stock purchase plan.

      In August 1998 the Company amended its revolving line of credit with a bank. The amended line of credit provides for maximum borrowings of $1,500,000 through August 2, 1999. The line of credit bears interest at the bank's prime rate. The Company currently has no borrowings under the line of credit.

      The Company believes that cash generated from operations, together with existing cash, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        None

Item 2. Changes in Securities:

        None

Item 3. Defaults on Senior Securities:

        Not Applicable

Item 4. Submission of Matters to Vote of Security Holders:

        The Annual Meeting of the Company's Stockholders was held on May 7, 1998 in Boulder, Colorado for the following purposes:

a) To approve amendments to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized thereunder from 1,000,000 to 1,125,000 and to permit the Company under
      Section 162(m) of the Internal Revenue Code to continue to be able to deduct as a business expense certain compensation attributable to the exercise of stock options. The following votes were cast by the Company's stockholders with respect to the amendment to the Equity Incentive Plan:

      Shares Voted For     Shares Voted Against      Shares Voted Withheld      Abstentions      Broker Non-Votes
      ----------------     --------------------      ---------------------      -----------      ----------------
          4,414,734               52,093                       0                  22,050                 0

      The foregoing votes resulted in the adoption of such proposal.

(b) To approve an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder from 100,000 to 175,000. The following votes were cast by the Company's stockholders with respect to the amendment to the Employee Stock Purchase Plan.

      Shares Voted For     Shares Voted Against      Shares Voted Withheld      Abstentions      Broker Non-Votes
      ----------------     --------------------      ---------------------      -----------      ----------------
          4,442,627               25,050                       0                  21,200                 0

      The foregoing votes resulted in the adoption of such proposal.

(c) To ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The following votes were cast by the Company's stockholders with respect to the ratification of the Company's auditors:

      Shares Voted For     Shares Voted Against      Shares Voted Withheld      Abstentions      Broker Non-Votes
      ----------------     --------------------      ---------------------      -----------      ----------------
          4,461,802               5,675                        0                  21,400                 0

      The foregoing votes resulted in the adoption of such proposal.

Item 5. Other Information:

        None

Item 6.  Exhibits and Reports on Form 8-K:

         a)    Exhibits

                 10.30 Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 15, 1995, as amended.

                 27      Financial Data Schedule

         b)    Reports on Form 8-K None

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           SPATIAL TECHNOLOGY INC.



Date August 14, 1998                       /s/ R. BRUCE MORGAN
     ---------------                       ------------------------------------
                                           R. Bruce Morgan
                                           President, Chief Operating Officer,
                                           and Director (Principal Financial
                                           and Accounting Officer)

                                 EXHIBIT INDEX


    Exhibits

      10.30 Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 15, 1995, as amended.

      27       Financial Data Schedule