Form 10KSB/A
period 1997-12-31
SPATIAL TECHNOLOGY INC
filed 1998-10-23
CIK 852437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

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

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for its most recent fiscal year were: $9,711,000.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 1998.

                                       SPATIAL TECHNOLOGY INC.


                                       By:     /s/ R. BRUCE MORGAN
                                          --------------------------------------
                                                   R. Bruce Morgan
                                         President, Chief Operating Officer, and
                                            Director (Principal Financial and
                                            Accounting Officer)