Form 10QSB
period 1998-09-30
SPATIAL TECHNOLOGY INC
filed 1998-11-13
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURTIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURTIES EXCHANGE ACT OF 1934


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

                                 (303) 544-2900
              (Registrant's telephone number, including area code)


  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X       No
                                            -------        -------


  As of October 1, 1998, there were outstanding 7,838,166 shares of the Registrant's Common Stock (par value $0.01 per share).

Transitional Small Business Disclosure Format (check one): Yes          No  X
                                                              ------      ------

                            SPATIAL TECHNOLOGY INC.

                                     INDEX


                                                                                                  Page
                                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets, December 31, 1997
            and September 30, 1998................................................................   3

          Condensed Consolidated Statements of Operations, three and nine
            months ended September 30, 1997 and 1998..............................................   4

          Condensed Consolidated Statements of Cash Flows, nine
            months ended September 30, 1997 and 1998..............................................   5

          Notes to Condensed Consolidated Financial Statements....................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...   7

PART II.  OTHER INFORMATION.......................................................................  11

Signatures........................................................................................  12


                            SPATIAL TECHNOLOGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (Amounts in thousands, except shares)



                                                              ASSETS
                                                                              December 31,             September 30,
                                                                                  1997                      1998
                                                                        ---------------------     ---------------------
                                                                                                        (Unaudited)
Current Assets:
  Cash and cash equivalents.............................................             $  5,736                  $  4,513
  Accounts receivable, net of allowance of $82 and $80 in 1997 and
   1998, respectively...................................................                2,415                     3,712

  Prepaid expenses and other............................................                  402                       451
                                                                               --------------            --------------
     Total current assets...............................................                8,553                     8,676
Equipment, net..........................................................                1,112                     1,173
Purchased computer software, net........................................                  670                       994
                                                                               --------------            --------------

                                                                                     $ 10,335                  $ 10,843
                                                                               ==============            ==============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................................             $    209                  $    338
  Accrued royalties payable.............................................                  317                       397
  Other accrued expenses................................................                1,172                       861
  Deferred revenue......................................................                1,470                     1,751
                                                                               --------------            --------------
     Total current liabilities..........................................                3,168                     3,347
                                                                               --------------            --------------


Stockholders' Equity:
  Common stock, $.01 par value; 22,500,000 shares authorized; 7,741,348 and 7,838,166 shares issued in 1997 and 1998, respectively...........
                                                                                           77                        78

  Additional paid-in capital............................................               24,057                    24,400
  Accumulated deficit...................................................              (16,852)                  (16,845)
  Foreign currency translation adjustment...............................                 (115)                     (137)
                                                                               --------------            --------------
     Total stockholders' equity.........................................                7,167                     7,496
                                                                               --------------            --------------

                                                                                     $ 10,335                  $ 10,843
                                                                               ==============            ==============

     See accompanying notes to condensed consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In thousands, except per share amounts)


                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                        ----------------------------         ----------------------------
                                                           1997              1998               1997              1998
                                                        ----------        ----------         ----------        ----------
Revenue:
 License fees........................................       $1,208            $1,464           $ 2,778             $3,465
 Royalties...........................................          680               900             1,979              2,804
 Maintenance and other...............................          722               840             2,128              2,467
                                                        ----------        ----------         ----------        ----------
     Total revenue...................................        2,610             3,204             6,885              8,736
                                                        ----------        ----------         ----------        ----------

Cost of sales:
 License fees........................................           87                91               238                219
 Royalties...........................................           31                 3               127                 14
 Maintenance and other...............................          108                60               236                197
                                                        ----------        ----------         ----------        ----------
     Total cost of sales.............................          226               154               601                430
                                                        ----------        ----------         ----------        ----------

     Gross profit....................................        2,384             3,050             6,284              8,306
                                                        ----------        ----------         ----------        ----------

Operating expenses:
 Sales and marketing.................................          978             1,186             2,878              3,442
 Research and development............................          968             1,195             2,972              3,410
 General and administrative..........................          480               507             1,874              1,460
                                                        ----------        ----------         ----------        ----------
     Total operating expenses........................        2,426             2,888             7,724              8,312
                                                        ----------        ----------         ----------        ----------

     Earnings (loss) from operations.................          (42)              162            (1,440)                (6)

Other income (expense):
 Interest income.....................................           89                59               296                188
 Interest expense....................................           (1)               (1)               (2)                (1)
 Other, net..........................................            1                (2)               (1)                (5)
                                                        ----------        ----------         ----------        ----------
     Total other income..............................           89                56               293                182
                                                        ----------        ----------         ----------        ----------

     Earnings (loss) before income taxes.............           47               218            (1,147)               176

Income tax expense...................................           37                53                58                169
                                                        ----------        ----------         ----------        ----------

     Net earnings (loss).............................       $   10            $  165           $(1,205)            $    7
                                                        ==========        ==========         =========         ==========


Earnings (loss) per common share:
  Basic..............................................       $ 0.00            $ 0.02           $ (0.16)            $ 0.00
  Diluted............................................       $ 0.00            $ 0.02           $ (0.16)            $ 0.00

Shares outstanding:
  Basic..............................................        7,460             7,812             7,435              7,786
  Diluted............................................        7,517             7,906             7,435              7,866

          See accompanying notes to consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                        -------------------------------------------------

                                                                                  1997                       1998
                                                                        ----------------------     ----------------------

Cash flows from operating activities:
 Net income (loss)......................................................               $(1,205)                   $     7
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Provision for impairment of purchased computer software...............                   200                          -
  Depreciation and amortization.........................................                   234                        385
  Changes in operating assets and liabilities:
   Accounts receivable..................................................                (1,040)                    (1,297)
   Prepaid expenses and other...........................................                    69                        (49)
   Accounts payable.....................................................                   (69)                       129
   Accrued expenses.....................................................                   (18)                      (231)
   Deferred revenue.....................................................                   181                        281
                                                                               ---------------            ---------------
     Net cash used by operating activities..............................                (1,648)                      (775)
                                                                               ---------------            ---------------

Cash flows from investing activities:
 Additions to equipment.................................................                  (859)                      (310)
 Additions to purchased computer software...............................                     -                       (296)
                                                                               ---------------            ---------------
     Net cash used by investing activities..............................                  (859)                      (606)
                                                                               ---------------            ---------------

Cash flows from financing activities:
 Proceeds from issuance of stock........................................                   303                        180
                                                                               ---------------            ---------------
     Net cash provided by financing activities..........................                   303                        180
                                                                               ---------------            ---------------

Foreign currency translation adjustment affecting cash..................                    (9)                       (22)
                                                                               ---------------            ---------------

     Net decrease in cash and cash equivalents..........................                (2,213)                    (1,223)

Cash and cash equivalents at beginning of period........................                 8,407                      5,736
                                                                               ---------------            ---------------

Cash and cash equivalents at end of period..............................               $ 6,194                    $ 4,513
                                                                               ===============            ===============

Supplemental disclosures:
 Cash paid for interest.................................................               $     2                    $     1
                                                                               ===============            ===============

 Cash paid for income taxes.............................................               $    96                    $   139
                                                                               ===============            ===============

     See accompanying notes to condensed consolidated financial statements.

                            SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1998

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


B. EARNINGS (LOSS) PER SHARE

  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock. For the nine month period ended September 30, 1997, diluted loss per share is the same as basic loss per share, as the effect of potential common stock is antidilutive. The effect of potential common stock for the quarters ended September 30, 1997 and 1998, and the nine month period ended September 30, 1998 is not significant.

C.  ACCOUNTING PRONOUNCEMENTS

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

  The Company does not expect that the effect of adopting the remaining provisions of SOP 97-2 will have a material effect on the Company's financial statements given the Company's policy of utilizing standard contracts and allocating revenue to each element in a given contract based on an established price list.

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

RESULTS OF OPERATIONS

Revenue

  Total revenue for the quarter ended September 30, 1998 increased 23% to $3.2 million from $2.6 million reported for the quarter ended September 30, 1997, reflecting an increase in all revenue categories. License fees increased 21% to $1.5 million for the third quarter of 1998 from $1.2 million reported in the third quarter of 1997. Increased license fees in the third quarter of 1998 as compared to the same prior year quarter were primarily due to new license contracts in Europe and Japan, partially off set by fewer new license contracts in North America. While revenue from the ACIS(R) 3D Toolkit, the Company's principal product, has historically been the largest contributor to total revenue, for the quarter ended September 30, 1998 more than 50% of license fees were generated from products that were first introduced to the market during this fiscal year. Contracts from these products resulted in one materially large license agreement. Royalties increased 32%, to $900,000, for the third quarter of 1998 as compared to $680,000 reported for the same quarter in 1997. Increased royalties for the quarter ended September 30, 1998 as compared to the comparable quarter in 1997 were the result of an increase in the number of the Company's customers shipping ACIS(R)-enabled software applications. Maintenance and other revenue increased 16% to $840,000 for the quarter ended September 30, 1998 as compared to $722,000 reported for the quarter ended September 30, 1997. Total recurring revenue, which is comprised of royalty revenue and maintenance fees, increased 24% from the prior-year period and represented 54% of total revenue during the third quarter of 1998.

  For the nine month period ended September 30, 1998 total revenue increased 27% to $8.7 million as compared to $6.9 million reported for the same nine month period in 1997, resulting from increases in all three revenue categories. License fees increased 25% to $3.5 million in the nine month period ended September 30, 1998 as compared to $2.8 million reported for the comparable prior year period. The increase in license fees was primarily attributable to an increase in new license contracts in Europe in 1998 as compared to 1997. Royalties increased 42%, growing to $2.8 million for the nine month period ended September 30, 1998 versus $2.0 million reported for the nine month period ended September 30, 1997. Increased royalties for 1998 as compared to 1997 resulted from an increase in the number of the Company's customers shipping ACIS-enabled software applications. Maintenance and other revenue increased 16% to $2.5 million for the nine month period ended September 30, 1998 as compared to $2.1 million reported for the comparable period in 1997 resulting from an increase in renewed maintenance contracts and an increase in the customer base. The increased customer base is evidenced by an increase in the number of new license contracts executed in the first nine months of 1998 as compared to the comparable period in 1997.

  Geographically, international revenue increased 82% for the quarter ended September 30, 1998 and represented 64% of revenue as compared to 43% for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998 international revenue increased 42% and represented 52% of total revenue as compared to 46% for the comparable prior year period. The increase in the ratio of international revenue for all periods presented is a result of an increase in the number of license contracts in Europe.

Cost of Sales

  Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased 32% to $154,000 for the quarter ended September 30, 1998 from $226,000 reported for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998 cost of sales decreased 28% to $430,000 from $601,000 reported in the comparable prior year period. The decrease in cost of sales for all periods presented was primarily due to a decrease in royalty expenses to third party developers, partially offset by increased amortization of purchased computer software. Decreased royalty expense in 1998 as compared to 1997 was due to the acquisition of certain intellectual property rights in the fourth quarter of 1997, which resulted in the elimination of a royalty obligation of the Company. In connection with the acquisition of these intellectual property rights, the Company capitalized certain assets as purchased computer software and is amortizing these assets over a period of seven years, which resulted in an increase in amortization in 1998 as compared to 1997. The increase in amortization of purchased computer software in 1998 also reflects amortization of technology purchased in 1998. As a percent of total revenue, cost of sales decreased to 5% for the three and nine months ended September 30, 1998, as compared to 9% for the comparable periods in 1997.

Operating Expenses

  Sales and marketing expense increased 21% to $1.2 million for the quarter ended September 30, 1998 as compared to $978,000 reported in the quarter ended September 30, 1997. For the nine month period ended September 30, 1998 sales and marketing expense increased 20% to $3.4 million from $2.9 million reported for the nine month period ended September 30, 1997. Increased sales and marketing expense in 1998 as compared to 1997 was due to increased commissions and travel related costs associated with increased revenue, as well as increased spending for marketing programs, in particular for tradeshows and public relations. As a percent of total revenue, sales and marketing expense decreased to 36% and 39% for the three and nine month periods ended September 30, 1998, respectively, as compared to 37% and 42% for the comparable periods in 1997, respectively.

  Research and development expense increased 23% to $1.2 million for the quarter ended September 30, 1998 from $968,000 reported in the same prior year quarter. For the nine month period ended September 30, 1998 research and development expense increased 15% to $3.4 million from $3.0 million reported in the comparable prior year period. Increased research and development expense was due to increased staffing in support of increased development efforts for existing products, as well as for new product offerings, including the ACIS(R) 3D Open Viewer and the ACIS(R) Healing Husk. Further, research and development expense in the second quarter of 1997 included a $200,000 charge for a write-down of purchased computer software, which was due to a change in the Company's development strategy. Excluding this non-recurring charge of $200,000, research and development expense increased 23% for the nine month period ended September 30, 1998, as compared to the comparable period in 1997. As a percent of total revenue, research and development expense decreased slightly to 37% and 39% for the three and nine month periods ended September 30, 1998, respectively, from 37% and 43% for the comparable prior year periods, respectively. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

  General and administrative expense increased 6% to $507,000 for the quarter ended September 30, 1998 from $480,000 reported for the same quarter in 1997. For the nine month period ended September 30, 1998 general and administrative expense decreased 22% to $1.5 million from $1.9 million reported for the comparable prior year period. Decreased general and administrative expense was due to a decrease in staffing and lower professional fees in 1998 as compared to 1997. In addition, general and administrative expense in the second quarter of 1997 included a charge of approximately $198,000 in connection with expenses associated with the resignation of the former president of the Company. Excluding these non-recurring charges, general and administrative expense decreased 13% for the nine month period ended September 30, 1998 as compared to the comparable period in 1997. As a percent of total revenue, general and administrative expense decreased to 16% and 17% for the three and nine month periods ended

September 30, 1998, respectively, as compared to 18% and 27% for the comparable prior year periods, respectively.

Other Income (Expense), net

  Other income decreased to $56,000 for the third quarter of 1998 as compared to $89,000 reported for the third quarter of 1997 and to $182,000 for the nine month period ended September 30, 1998 from $293,000 for the comparable prior year period. Decreased other income reflects lower interest income, as a result of lower cash balances in 1998 as compared to 1997.

Income Tax Expense

  Income tax expense increased to $53,000 for the fiscal quarter ended September 30, 1998 as compared to $37,000 reported for the same quarter in 1997. For the nine month period ended September 30, 1998 income tax expense increased to $169,000 from $58,000 for the same period in 1997 due to income tax liabilities and increased withholding tax on sales in Japan. Historically, income tax expense included only withholding taxes on foreign sales. Beginning in 1998, the Company began incurring an income tax liability for its Japanese subsidiary.

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

  The Company has evaluated Year 2000 compliance issues and believes that with respect to the Company's products and internal management information systems it will not be materially adversely impacted by such issues. The Company's software products do not incorporate date-sensitive algorithms. Any date codes contained in the Company's software do not affect the functionality of the products. The Company also incorporates third party software with its core product. The Company has concluded that any date codes contained in such third party software will not materially adversely impact the Company's products. In addition, the Company has evaluated whether its management information systems are Year 2000 compliant and has concluded that they are substantially compliant and that the Company's business will not be materially adversely affected. Moreover, the number of transactions that the Company manages is relatively low because it depends on low volume, high value orders. As a result, the Company believes that any date-sensitive material contained in its software would not have a material adverse effect on the Company's management information systems software. However, to the extent that any of the Company's foregoing assessments are incorrect, there can be no assurance that the cost necessary to update the performance of software will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL EXPANSION

  The Company believes that international sales will continue to represent a significant portion of its total revenue, and that it will be subject to the inherent risks of conducting business internationally. Such risks include, but are not limited to, problems and delays in collecting accounts receivable, fluctuations in currency exchange rates and other uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia). Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets, or could delay collection of current or future accounts receivables. The Company has not engaged in any currency exchange hedging practices. As of September 30, 1998, the Company believes it has adequately reserved for risks associated with foreign currency transactions. However, there can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company had $4.5 million in cash and cash equivalents. Cash and cash equivalents decreased $1.2 million for the nine months ended September 30, 1998, as compared to $2.2 million for the comparable prior year period.

  Net cash used by operating activities was $775,000 for the nine month period ended September 30, 1998 as compared to $1.6 million for the comparable prior year period. Net cash used by operations in 1998 was primarily the result of increased accounts receivable, partially offset by increased deferred revenue. Cash used by operations in 1997 was primarily due a net loss, combined with an increase in accounts receivable, partially offset by the non-cash write-down of purchased computer software.

  Net cash used by investing activities totaling $606,000 for the nine month period ended September 30, 1998 reflected $310,000 used for equipment purchases and $296,000 used for purchased computer software, including technology included in products first introduced to the market during this fiscal year. Cash used for the comparable period in 1997 totaling $859,000 reflects furniture and equipment purchases.

  Net cash provided by financing activities was $180,000 for the nine months ended September 30, 1998, due to proceeds in connection with the Company's employee stock purchase plan. Net cash provided by financing activities in the comparable prior year period was $303,000 reflecting the issuance of stock in connection with the exercise of stock options, as well as the Company's employee stock purchase plan.

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




                             SPATIAL TECHNOLOGY INC.



Date November 13, 1998       /s/ R. Bruce Morgan
     -----------------      ---------------------------------------------------
                             R. Bruce Morgan
                             President, Chief Executive Officer, and Director
                             (Principal Financial and Accounting Officer)