Form 10KSB
period 1998-12-31
SPATIAL TECHNOLOGY INC
filed 1999-02-22
CIK 852437

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NUMBER  0-288-42

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
          For the transition period _______________to _______________.

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

                                 (303) 544-2900
                (Issuer's telephone number, including area code)

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

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              -----

         The Issuer's revenues for its most recent fiscal year were:
$14,350,000.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer was $14,333,000 as of January 29, 1999.*

         The number of shares of Common Stock outstanding was 9,252,291 as of January 29, 1999.

         Transitional Small Business Disclosure Format. Yes   No X
                                                           ---  ---

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the Issuer's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1998.

------------------------

* Excludes 5,430,251 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at January 29, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer, or that such person is controlled by or under common control with the Issuer.

                            SPATIAL TECHNOLOGY INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----

                                                           PART I

Item    1       Description of Business ........................................................................   1

Item    2       Description of Property ........................................................................   9

Item    3       Legal Proceedings ..............................................................................   9

Item    4       Submission of Matters to a Vote of Security Holders ............................................   9

                                                          PART II

Item    5       Market for Common Equity and Related Stockholder Matters .......................................  10

Item    6       Management's Discussion and Analysis of Financial Condition and Results of Operations ..........  11

Item    7       Financial Statements ...........................................................................  24

Item    8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ..........  38

                                                         PART III

Item    9       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act ..............................................  38

Item    10      Executive Compensation .........................................................................  38

Item    11      Security Ownership of Certain Beneficial Owners and Management .................................  38

Item    12      Certain Relationships and Related Transactions .................................................  38

Item    13      Exhibits, Lists and Reports on Form 8-K ........................................................  39

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        Spatial Technology Inc. ("Spatial" or the "Company") is a leading software developer for modeling, viewing and sharing high-fidelity three-dimensional ("3D") digital geometry. The Company operates predominantly in the manufacturing industry with special focus on the computer-aided design ("CAD"), manufacturing ("CAM"), engineering ("CAE") and architecture ("AEC") markets for 3D modeling software.

        The year 1998 involved important product transitions for Spatial. In addition to many product advancements made to the Company's flagship product, the ACIS(R) 3D Toolkit, the Company made a significant move to begin the development of software solutions for 3D model interoperability. This move was made to capitalize on the Company's perception that there is a rapidly emerging market for 3D CAD model interoperability, and to respond to the requests of many of the Company's traditional OEM customers to make it easier to import non-ACIS models into their ACIS-enabled applications. Spatial closed 1998 with the acquisition of InterData Access Inc. ("IDA") in order to broaden the Company's interoperability expertise and interoperability solutions.

        Entering 1999, the Company offers two families of 3D-enabled software products. These include Component Technologies that address 3D modeling, and Interoperability Solutions that address viewing, exchanging and sharing of 3D CAD models among ACIS-enabled and proprietary engineering applications.

        Spatial maintains its corporate office in Boulder, Colorado from which all executive, marketing, finance, administrative and most research and development functions are executed. The Company has four wholly-owned subsidiaries: Spatial Technology GmbH (Germany), Spatial Technology K.K. (Japan), and Spatial Technology Ltd. (England) each of which assist in regional sales and licensing of the Company's Component and Interoperability products, internationally. A fourth subsidiary, IDA, is also located in Boulder where it executes the Company's Interoperability Solutions strategy and business.

COMPONENT TECHNOLOGIES

        Since its inception in 1986, the Company has specialized in the design, development and marketing of the ACIS 3D modeling software and related component technology. Spatial licenses its 3D software products to OEMs for building commercially available 3D software products and to large manufacturing companies for building in-house proprietary 3D applications. The ACIS 3D modeling engine is also broadly licensed to leading universities and research institutions worldwide and is the foundation for many of the Company's other products.

        The Company licenses its Component Technologies to software developers using a direct sales force headquartered in Boulder, Colorado with sales offices in Monchengladbach, Germany and Tokyo, Japan. Development licenses for the ACIS 3D Software vary in price depending on the licensed functionality and distribution rights. Maintenance services, which include product updates, are available for an annual fee. Most licensees also pay royalties based on a percentage of net revenue received from applications incorporating the ACIS 3D Software.

        The ACIS 3D modeling software is an open, object-oriented technology that provides state-of-the-art modeling capabilities to numerous popular CAD/CAM/CAE software applications. The software has been developed in C++ and employs a modern "plug-in" architecture that lowers the cost for customer integration and for Spatial's in-house development. Spatial's software runs on Microsoft(R) Windows NT(TM), Windows(R) 98 and 95 and the major Unix(R) operating system platforms.

        In 1998, Spatial introduced five product releases of the ACIS 3D Toolkit and introduced several component software products, including IGES (Initial Graphics Exchange Standard), Model Healing, and Deformable Modeling that were well received in the market.

        Today, there are over 480 ACIS licensees worldwide and over 175 ACIS-enabled applications that serve more than 1.3 million end-users, making ACIS one of the most widely used 3D modeling kernels in the world. ACIS end-users can interchange models with other ACIS end-users via the ACIS SATT file format. The ACIS SAT file format is key to 3D model interoperability among ACIS-enabled applications, including ABAQUS/CAE by Hibbit, Karlsson & Sorensen, Inc., AutoCAD and Mechanical Desktop by Autodesk, Inc., CADKEY by Baystate Technologies, Inc., Grade/CUBE II by Hitachi Zosen Information Systems, GSCAD by Intergraph Corporation, IronCAD by Visionary Design Systems, Inc., Maxwell 3D Field Simulation by Ansoft Corporation, Working Model 3D by MacNeal-Schwendler, TurboCAD Solid Modeler by IMSI, and Vellum Solids by Ashlar Inc.

INTEROPERABILITY SOLUTIONS

        Interoperability of 3D models makes it possible for an end user to employ any 3D CAD model in a variety of design, analysis or manufacturing applications, regardless of which CAD system was used to create the model. Manufacturers throughout the world have 3D model interoperability requirements as they exchange models between departments, divisions and external suppliers. However, interchanging 3D models is significantly more difficult than interchanging different word processor documents because CAD/CAM/CAE suppliers often use different mathematical representations of geometry, operate at different levels of geometric accuracy, and have vastly different data representations. Inadequate interoperability capabilities in the industry have led to a pent-up demand for powerful 3D model interoperability solutions and have led industry analysts to tag interoperability as the most vexing and costly problem faced by the manufacturing industry today.

        Spatial developed a strategy for 3D model interoperability solutions in 1998 after having identified interoperability as a large market opportunity and after receiving requests from many of the Company's OEM and industrial customers for such solutions. Spatial believes that the advantage in solving model interoperability rests in the hands of a 3D modeling company. The Company further believes that its ACIS modeler, whose SAT file format incorporates the highest model precision and geometric coverage, is ideally suited to form the foundation for a broad-based set of interoperability solutions.

        The Company's product strategy identifies ACIS as the foundation technology and calls for three additional technologies: translation software for converting foreign models into ACIS SAT format; healing software to repair inaccurate models; and tolerant modeling extensions to the ACIS modeler to handle inaccurate models that can not be fully healed. These technologies were staffed and targeted for delivery together with ACIS 5.0. In addition, Spatial identified a need for expertise in data translation standards, product data management integration, and enterprise level information technology, all leading to the IDA acquisition in December 1998.

INTERDATA ACCESS, INC. ACQUISITION

        To strengthen Spatial's interoperability expertise and broaden the Company's interoperability solutions, Spatial acquired IDA in December 1998 by issuing 1.4 million shares of Spatial's common stock in exchange for all of the outstanding common stock of IDA. The acquisition has been accounted for as a pooling of interests.

        The IDA acquisition strengthened Spatial's interoperability solutions and expertise as IDA is recognized as a strategic provider of 3D product data viewing, exchange software, and consulting services to Fortune 500 industrial companies worldwide. IDA's most popular products include IntraVISIONT, Data Exchange Manager and IGES Quality Control & Development tools to enhance the implementation of model translation support using the IGES standard. Customers of IDA's software solutions and consulting services include BMW AG, The Boeing Company, Harley-Davidson Motor Company, Motorola, Inc., Hitachi, Ltd., Bombardier Inc., Caterpillar Inc., Diebold Incorporated, Northrop Grumman Corporation, Silicon Graphics, Inc., and General Electric Company.

        The Company's Interoperability Solutions are marketed to both its traditional OEMs and to large manufacturing enterprises for use by engineers and other corporate users to access, view, manipulate and exchange 3D model data as it moves through the product engineering process. The product engineering process involves moving products from initial concept to a manufactured product. Interoperability Solutions are targeted toward users and applications throughout this process.

        Spatial's Interoperability Solutions may be used as stand-alone products, or "clients", often connected through the Internet, corporate intranet or world-wide web to in-house interoperability applications, or "servers." These interoperability tools can be combined with other Spatial component technologies and integrated with corporate data repositories such as Product Data Management
(PDM) or Manufacturing Resource Planning (MRP) systems to form total interoperability solutions. As such, the Company's Interoperability Solutions and Component Technologies work together to provide efficient methods of sharing and accessing product data throughout the engineering and manufacturing processes, helping companies reduce cost and improve time to market.

THREE-DIMENSIONAL MODELING OVERVIEW

        3D modeling refers to the ability to create, modify and manipulate 3D objects digitally on a computer. The data used to describe a 3D model can vary dramatically from system to system. The shape of a 3D object (geometry) is usually described using mathematical definitions of curves and surfaces which includes their position in space. Visual attributes such as color, material, textures and light reflectance can be attached to curves and surfaces of a model to further describe an object when it is rendered on a computer display monitor. General purpose attributes such as cost, supplier, and density are also often attached to models to more fully describe a product's characteristics. With 3D solid modeling, rigorous definitions of volumes are maintained in addition to the mathematical definition of curves and surfaces, thereby enabling the modeling of form features, dimensions and constraints, plus the automatic calculation of mass, moments, weights, interference and other physical properties. As a result, 3D applications employing solid models can incorporate more accurate, lifelike and intuitive modeling capabilities than other modeling technologies. The Company's ACIS 3D modeling software enables all of the above in that it supports the modeling of curves, surfaces and solids and general purpose attributes in one unified environment.

        Historically, CAD has been the primary market for 3D modeling software, and the use of 3D modeling for CAD applications has become widespread. Today, 3D modeling software is extending beyond the CAD market and is increasingly affecting the way people communicate, work, learn and play. 3D modeling software is already playing a key role in product engineering and manufacturing process improvements worldwide, and product data interoperability, and related technologies, are emerging as a key growth area throughout the industry.

PRODUCT DATA INTEROPERABILITY

        Nearly all manufacturing organizations in both the public and private sector use multiple CAD/CAM/CAE (CAx) software products and multiple data formats to model product designs. Each of these systems produces 3D model assets that are unique to each combination of product, application and user. Problems are caused when a user or division wants to share product model information with another, because each CAx system provides a different set of modeling capabilities, and operates at a different level of geometric accuracy and model integrity. These problems are compounded as enterprise manufacturers distribute their development worldwide and outsource more work to suppliers of various size and capability, each of whom has yet another combination of CAx systems. The larger the enterprise, the larger and more costly the problem - more combinations of CAx systems, larger dependence on external suppliers and global distribution of manufacturing facilities, some of which had been acquired at some time with their own set of CAx systems.

        Interoperability is the ability for a product model to be shared amongst different CAx systems from different vendors, regardless of which CAx system created it. Interoperability requires that the underlying data model sufficiently span the combined requirements of each of the systems and processes that will interact with the product model. Providing mission-critical technologies that enable enterprise manufacturers to exchange these valuable manufacturing assets between and among their various operations and suppliers will be beneficial throughout the manufacturing and defense sectors of the world, leading to cost savings and other derivative benefits.

        The Company sees convergence between the requirements for this enterprise interoperability market and its current and planned products, sales channel and customer base. Many of Spatial's OEM customers have identified an improved capability to import and manage 3D models from a wider variety of sources as one of their most important business requirements. These customers believe that such "interoperability" technology would enhance their ability to sell their ACIS-enabled products to the world's manufacturing industry. In addition, the Company believes the rapid growth of powerful personal computers with advanced 3D graphics capabilities, coupled with strong demand for solutions to these interoperability problems, will open significantly broader markets for its software products. Thus, as a complementary target market, the Company also plans to leverage the strengths of its products and business model to target this new business opportunity.

PRODUCTS AND TECHNOLOGY

        Spatial develops 3D modeling software, complementary products and consulting services. Spatial's products and services help optimize engineering processes in companies by enabling commercial software companies to create more advanced, less expensive product modeling software products, and by enabling cost-effective access, exchange and sharing of product data throughout the manufacturing enterprise.

        The Company's principal products include the ACIS 3D modeling engine and associated optional component extensions. The ACIS 3D modeling engine, often referred to as the ACIS "Kernel", is used for the creation, definition and manipulation of 3D shapes. ACIS component extensions, also called "Husks", enhance the modeling engine by providing optional, more advanced or targeted functionality. The ACIS 3D Toolkit provides a suite of component extensions packaged with the modeling engine. This packaging allows developers to shorten the overall development process for 3D software applications, reducing their development costs and time to market.

        The Company's ACIS 3D modeling software is designed as an open, component-based software technology that is compatible with the most popular computing platforms. Open architecture allows commercial or corporate software developers to integrate the ACIS 3D modeling engine and component extensions with other "best of breed" applications and tools. This allows these developers to better address the requirements of specific markets, products and applications. In addition, the ACIS SAT data format has become established as a de-facto industry standard that allows end-users to share 3D models created with different ACIS-enabled applications.

        The Company's Interoperability Solutions provide product data viewing and exchange software for end-users in large manufacturing companies. Interoperability Solutions and consulting services enable customers to optimize engineering processes by providing efficient methods of sharing and accessing product data throughout the design and manufacturing process.

        In addition, the Company provides consulting services to assist software developers in the effective use, implementation and deployment of products based on their enabling products.

        ACIS 3D MODELING ENGINE

        The ACIS 3D modeling engine is the Company's flagship product and provides the foundation for many of the Company's other products. ACIS enables solid, surface and wire-frame modeling in a single modeling environment. The ACIS 3D modeling engine uses a boundary-representation data format to accurately represent the volume of a 3D model and uses a mathematical definitions of curves and surfaces to model the shape of a model. This technique offers greater precision than other 3D modeling techniques, such as wire-frame, planar-facet and surface modeling techniques, and is better at producing complex objects with smooth flowing lines, resulting in richer, more physically realistic models.

        The informational completeness of ACIS models allows software applications to calculate many other physical properties such as strength, center of gravity, mass, flexibility and momentum. As a result, 3D applications employing ACIS 3D models can incorporate many operations for building, manipulating and analyzing 3D shapes.

        ACIS COMPONENT TOOLKITS

ACIS 3D Toolkit

        The ACIS 3D Toolkit has been designed for rapid, low cost development of 3D software applications. The ACIS 3D Toolkit consists of the ACIS 3D modeling engine and a suite of component extensions to prototype and/or develop applications that make it easy to create, manipulate, visualize and interact with 3D models. Component extensions internal to the 3D Toolkit include geometry construction, which facilitates the creation of geometric shapes, graphical interaction, a graphical user interface for modeling, and basic rendering, which applies shading, coloring and other visual features to the model. The ACIS 3D Toolkit provides a powerful LISP- based scripting language allowing the Company's customers to quickly prototype ACIS-enabled 3D applications. Applications developers may also utilize an Applications Procedural Interface and direct C++ access to tightly integrate the functionality of the ACIS 3D modeling software into their 3D applications.

        The Company offers its customers development licenses for the ACIS 3D Toolkit which range in price depending on the licensed functionality and distribution rights. Optional maintenance services, including product updates, are available for an annual fee. In addition, most licensees are required by their license agreements to pay royalties typically based on a percentage of the net revenue generated by their sales of applications incorporating the ACIS 3D Toolkit.

Optional Component Extensions ("Husks")

        In addition to the component extensions packaged with the ACIS 3D Toolkit, the Company offers a series of optional component extensions, or "Husks", that provide more advanced and specifically targeted functionality for the ACIS 3D Toolkit. The introduction of new component extensions also enables the Company to market new products to new and existing customers. Optional component extensions are priced separately from the ACIS 3D Toolkit. Examples of component extensions include:

        o ADVANCED BLENDING. Advanced Blending allows users to seamlessly connect or "blend" especially complex combinations of two or more curves or surfaces. This component extension was developed to meet the advanced design requirements necessary for consumer product, automotive and aerospace design, where smooth, flowing surfaces are critical.

        o DEFORMABLE MODELING. Deformable Modeling is an interactive sculpting tool for creating and manipulating free-form curves and surfaces using forces, pressures and constraints. Its local and global editing features allow natural manipulation of B-spline and NURB curves and surfaces to achieve a high level of artistic design while retaining the ability to generate a precise machinable surface.

        o LOCAL OPERATIONS. Local Operations are an advanced editing tool enabling developers to easily modify features of a model after it has been constructed. For example, features such as holes can be resized or relocated on a model or removed completely. This component extension has broad application throughout the mechanical marketplace, particularly in manufacturing design.

        o SHELLING. Shelling offers the ability to convert a solid volume to a thin-walled volume by "shelling" out the inside of an object. Since it is usually faster to model an object as a solid volume and then remove the interior contents, shelling reduces design time. For example, this component extension can be used to design thin-walled plastic parts, such as a computer monitor casing or a telephone handset.

        o MODEL HEALING. Many 3D models from legacy systems and models that have been transferred through neutral file formats can have varying levels of precision. These models can be inaccurate and, consequently, unusable in many high-performance modeling applications. ACIS Healing Husk provides the ability to "heal" (repair) these models. The Husk detects and corrects a large percentage of tolerance inaccuracies in a model's geometry. Healing allows users to turn inaccurate models into precise ACIS models that can easily be shared between different design environments or with downstream applications that require exact models, such as computer-aided manufacturing (CAM).

        o IGES TRANSLATION. IGES Translation provides the functionality for exchanging geometric data in IGES format, between proprietary applications and precision ACIS-enabled applications. This component also performs limited cleanup and repair of models and compensates for some of the subtle differences between IGES implementations. It also provides user-controlled options to tune the import and export of IGES files.

        o VDA-FS TRANSLATION (standard for the transfer of surface data defined by the German Automotive Manufacturers Association). VDA-FS Translation provides the functionality for exchanging geometric data in VDA-FS file format between proprietary applications and precision ACIS-enabled applications. This component performs limited cleanup and repair of the model and compensates for some of the subtle differences between VDA-FS implementations. It also provides user-controlled options to tune the import and export of VDA-FS files.

        ACIS INTEROPERABILITY SOLUTIONS

In 1998, the Company undertook the development and marketing of interoperability solutions to both its traditional OEM's and to large manufacturing organizations. These Interoperability Solutions are designed to help customers use and share 3D content in different areas of an organization. In addition, Interoperability Solutions create demand for ACIS-enabled applications and ACIS 3D content, thus driving sales of the Company's ACIS 3D Toolkit and generating royalty revenues for the Company.

IntraVISION

IntraVISION provides users with a single tool to access various forms of product data (legacy information, plot files, documents and CAD models) produced from a variety of different applications, enabling them to share, communicate and review data used in the creation, support and maintenance of manufactured products. IntraVISION preserves the intelligence found in the native CAD/CAM file. This enables users the ability to view, measure, markup and manipulate the accurate data of original designs and concurrent engineering processes.

IGES Quality Control and Development Tools

Composed of three products, the IGES Toolkit provides tools for developing high-level IGES engineering applications. These components are IGESVIEW, IGES Parser/Verifier, and IGESXpert. IGESVIEW is a graphics viewer for the display, interrogation and manipulation of IGES files in their graphical form. The IGES Parser/Verifier is a detailed analysis utility for checking conformance of an IGES file to the IGES specification and to the CALS and JAMA subsets. IGESXpert is a powerful IGES file browser and editor for the examination, flavoring, and repair of IGES files.

ACIS 3D Open Viewer

In 1997, the Company introduced the ACIS 3D Open Viewer. The Viewer is an end-user application that allows users to view models created by any ACIS-enabled application. ACIS 3D Open Viewer provides basic visualization functions for 3D CAD models and serves as a "bridge" to Microsoft Office applications, allowing users to embed 3D content within their documents and presentations.

        DEVELOPMENT CONSULTING SERVICES

        Spatial provides consulting services to both Toolkit and Interoperability products customers to help the full spectrum of Spatial customers integrate Spatial's products into their enterprise or customize Spatial's products to address their unique requirements.

        TRAINING

Spatial offers comprehensive basic and advanced training classes in the use of OEM and interoperability products. Seminars and focused training materials are being developed for component extensions (Husks) to the ACIS 3D toolkit.

        OEM CONSULTING

Expert consultants are available to further accelerate the delivery of ACIS-enabled applications to market by our OEM customers. These services include assistance with application design, prototype product and code reviews, and shared development.

        PRODUCT DATA CONSULTING

Interoperability customers can avail themselves of our extensive background in developing and providing a variety of custom solutions to product data integration problems. Coupled with our Interoperability solutions, Spatial offerings include:

        o Data exchange services
        o Viewing and PDM integration
        o Enterprise data modeling
        o Development and implementation of data sharing environments

CUSTOMERS

     The Company's customer base of over 2200 licensees generally falls into one of four categories:

          (i) software developers who create commercial ACIS-enabled products for resale

          (ii) large enterprise manufacturing companies who use the Company's Component Toolkits for internal development of interoperability or 3D modeling applications

          (iii) large enterprise manufacturing companies who use the Company's Interoperability Solutions to access, exchange and share product data throughout their engineering and manufacturing processes, to reduce their cost of innovation and product development

          (iv)  leading universities and research institutions.

        Software application developers represent the majority of the Company's current customer base and revenue from Component Toolkits. The Company's Component Toolkit sales to enterprise developers are important because they create demand for ACIS 3D modeling technology by encouraging additional commercial software developers to produce more ACIS-enabled applications. In addition, sales to universities and research institutions have served valuable roles as (i) a training ground for future software developers for both the commercial software and enterprise manufacturing industries, (ii) a "global incubator" for design ideas incorporated by the Company, and (iii) a useful mechanism to educate staff and students in ACIS 3D modeling technology and motivate its use in academic research.

        In order to encourage the adoption of the ACIS 3D modeling technology by the CAD market, in June 1991 the Company entered into a strategic relationship with Autodesk Inc. Pursuant to the Company's agreements with Autodesk, the Company granted a perpetual nonexclusive license of the ACIS 3D modeling engine for use in Autodesk's family of products. Autodesk paid the Company an initial license fee and is required to pay the Company royalties on a quarterly basis for products sold which incorporate the Company's ACIS 3D modeling software. In addition, Autodesk is required to pay maintenance fees which entitle Autodesk to license product upgrades as they are released. Either party may terminate upon material breach of the agreement. During 1996, 1997 and 1997 Autodesk accounted for 10%, 11%, and 11% of total revenue, respectively.

        Spatial acquired IDA in December 1998 to help accelerate its ability to deliver interoperability solutions, and to create demand for ACIS-enabled applications and ACIS 3D content within manufacturing companies, thus driving sales of the Company's ACIS 3D Toolkit and generating royalty revenues for the Company. IDA's customer base of over 1800 industrial manufacturing companies provide a significant realizable market for Spatial's Component Toolkit and Interoperability Solutions.

RESEARCH AND PRODUCT DEVELOPMENT

        The Company believes that its continued growth will depend in large part on its ability to maintain and enhance its current products, develop new products and maintain technological competitiveness. The Company has built a development group with specialized expertise in geometric modeling techniques, advanced mathematics and C++ programming techniques. Spatial finished 1998 with 64 people in software development, including third party developers, 22 of whom have doctorates. The development organization is recognized as one of the technology centers of excellence for 3D modeling worldwide. During 1996, 1997, and 1998 research and development expenses were $4.2 million, $4.6 million, and $5.7 million, respectively.

        To maintain and improve its competitive position, the Company is committed to providing its customers technological innovations and product upgrades. In April 1998, the Company released ACIS 4.0, which dramatically improved the performance of the product, providing customers with additional competitive advantages in the 3D marketplace. The Company has since executed an aggressive schedule of follow-up releases approximately every two to three months, to extend it's leading position in the marketplace. In January 1999, the Company released version 5.0 of the ACIS 3D Toolkit, again extending the functionality and performance of its flagship product. The Company identifies customer requirements for product enhancements and new products through an analysis of current customer requests communicated through the Technical Support Department and new customer requests communicated through the Sales and Marketing Department. In order to enhance the level of communication with its customers, the Company holds an annual developer conference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors - We Depend on Swift and Timely Introductions of New Products, - Our Products May Contain Undetected Errors."

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

SALES, MARKETING AND DISTRIBUTION

        To date, the Company has focused its sales, marketing and distribution efforts primarily on the CAD software market. The Company has also marketed and sold its 3D modeling software to emerging 3D markets including multimedia, technical documentation, architecture, virtual reality, animation, and professional filmmaking. Beginning in late-1998, with the emergence of new products that address interoperability problems in manufacturing companies, and with the acquisition of IDA and its products that target these same companies, the Company expects to expand its sales, marketing and distribution to include large discrete manufacturing companies worldwide.

        The Company markets its Component Toolkits to software developers worldwide through a direct sales force serviced by the Company's Boulder, Colorado facility and its sales offices in Monchengladbach, Germany and Tokyo, Japan.

        The Company's sales cycle for new customers of its Component Toolkits is generally three to nine months. Following identification of a prospect, the Company trains prospects in design and programming techniques. The sales cycle then entails a preliminary agreement that, for a fee, entitles the customer to a one to three month limited license primarily for product evaluation. Following a satisfactory evaluation, the Company typically licenses the ACIS 3D modeling software and other components on a non-exclusive, perpetual use basis. The Company generally ships products as orders are received and, therefore, has little or no backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-Our Operating Results Fluctuate Substantially."

        The market for the Company's ACIS Interoperability Solutions has significantly different characteristics than the Component Toolkits. In addition, the Company anticipates a much broader market base for ACIS Interoperability Solutions. Thus Spatial expects to use a multi-channel distribution model for Interoperability Solutions, employing a combination of the Company's existing direct sales force and value-added resellers who provide local sales and support, worldwide.

        The Company's sales cycle for Interoperability Solutions is generally shorter than for Component Toolkits. Smaller unit purchases are often made in a few weeks, while larger purchases are generally more "corporate" in nature and often follow the implementation of database, product data management (PDM) and related software purchases. These large corporate agreements often take many months to unfold but are typically large in scale and scope.

        For its Interoperability Solutions, the Company uses all common merchandising techniques, such as advertising, direct mail and trade shows, with good return on marketing investments. The Company also uses extensively a web-based distribution model for demonstration versions of its Interoperability Solutions. A typical prospect contacts Spatial either by responding to its direct marketing, or personally accesses and downloads demonstration versions of one or more products, after which contact is made to the Company's sales force or VAR channel.

        In addition, the Company believes that users targeted for ACIS Interoperability Solutions will purchase substantial numbers of products over the Internet. Accordingly, the Company anticipates marketing ACIS Interoperability Solutions through the Internet, leading electronic catalogs, feature story writing for visual programming trade publications, and attendance at key conferences. Furthermore, the Company expects to provide add-on Component Products ("plug-ins") through its web site for purchase and download directly by prospects with little or no intervention.

CUSTOMER SERVICE AND SUPPORT

        The Company believes that customer service and support is critical to the success of its products. Customer phone calls or e-mails are answered and managed by support professionals who review customer communications with the appropriate development group and coordinate the response to the customer.

        As part of its licensing arrangements for all products, the Company offers maintenance services including technical updates and product support. To date, a majority of customers have purchased these maintenance services which are offered on a renewable basis for an annual fee. These services allow customers full access to the products they have licensed, including all new releases, telephone support and other support required to utilize the Company's products effectively.

COMPETITION

        The markets for the Company's products are highly competitive, subject to rapid change and characterized by constant demand for new product features and pressure to accelerate the release of new products and product enhancements and to reduce prices.

        COMPONENT TOOLKIT COMPETITION

        A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include, among others, Shape Data, Ltd. (a subsidiary of Unigraphics.) and Ricoh Corp. In addition, the Company also competes with in-house proprietary development programs producing modeling tools and 3D products. While the Company is not aware of any competitor providing solid modeling tools to the visual programming market, other companies may have introduced other modeling technologies to this market. Many of the Company's competitors or potential competitors have or may have significantly greater financial, management, technical and marketing resources than the Company. A variety of potential actions by any of the Company's competitors, including announcement or accelerated introduction of new or enhanced products or features, increased promotion or a reduction of product prices could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's present and future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving market requirements. The Company believes that the primary competitive factors affecting the market for the Company's products include performance, features, quality, name recognition, reputation, access to channels of distribution, the quality of documentation, customer support and price. Although the Company believes that it competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to compete effectively with respect to these or any other competitive factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-Competition In Our Industry Is Intense."

INTELLECTUAL PROPERTY

        The Company regards its technology as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its products and technology. The Company has no patents with respect to its ACIS 3D modeling technology. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses portions of the technology used in the ACIS 3D modeling engine and component extensions. See "Business- Research and Product Development." The Company also resells certain component extensions of third party software developers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-We Are Dependent on Third Party Developers" and "-We May Be Exposed To Risks of Intellectual Property and Proprietary Rights Infringement."

        While the Company is not aware that any of its products infringe the proprietary rights of any third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that it could increasingly be subject to such claims as the number of products and competitors in the 3D modeling software market grows and the functionality of such products overlaps with other industry segments. See "Risk Factors-- We May Be Exposed To Risks of Intellectual Property and Proprietary Rights Infringement."

EMPLOYEES

        As of December 31, 1998, the Company had 102 full-time employees, including 54 in product development, quality assurance and technical support, 34 in sales and marketing and 14 in administration. The Company's employees are not subject to any collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2.      DESCRIPTION OF PROPERTY

        The Company's principal executive office is located at 2425 55th Street, Suite 100, Boulder, Colorado 80301, where the Company leases approximately 23,500 square feet of office space. Monthly lease payments for this facility are approximately $29,000. The lease for this facility expires in September 2000. As a result of the acquisition of IDA in December 1998, the Company leases approximately 3,700 square feet of office space in Westchester, Illinois at a monthly rate of approximately $3,000. In addition, the Company leases international sales offices in Monchengladbach, Germany and Tokyo, Japan. The Company believes that its facilities are adequate for its current needs and its needs for the foreseeable future.

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


                                  1997                 1998
                            ----------------     ----------------
                             HIGH      LOW        HIGH       LOW
                            ------    ------     ------    ------
        First Quarter       $ 6.13    $ 2.75     $ 2.63    $ 1.25
        Second Quarter      $ 3.13    $ 2.00     $ 2.63    $ 1.88
        Third Quarter       $ 2.75    $ 1.56     $ 2.63    $ 1.88
        Fourth Quarter      $ 2.44    $ 1.25     $ 3.56    $ 1.44


        As of January 29, 1999 there were approximately 90 holders of record of the Common Stock.

        The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In 1996, prior to being acquired by the Company, IDA declared dividends in the amount of $235,000.

        (b) On December 23, 1998, the Company issued an aggregate of 1,400,000 shares of Common Stock (the "Shares") in connection with the acquisition of all the outstanding capital stock of IDA. The Shares were issued to the stockholders of IDA pursuant to the Stock Purchase Agreement, by and among the Company, IDA and IDA stockholders, dated December 23, 1998. Pursuant to the Stock Purchase Agreement, the Company agreed to use its reasonable best efforts to file with the Securities and Exchange Commission a registration statement on Form S-3 with respect to the Shares on or prior to February 22, 1999. The sale and issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The recipients represented their intention to acquire the securities for investment only. Appropriate legends are affixed to the stock certificates issued in such transaction. All recipients either received adequate information about the Company or had access to such information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected financial data of the Company. All periods reflect combined results for Spatial and IDA. IDA was acquired in December 1998 and the merger was accounted for as a pooling of interests. Accordingly, the financial statements for prior periods have been restated to include the results of IDA. The selected financial data as of December 31, 1998 and for the three-year period ended December 31, 1998 have been derived from the Company's consolidated financial statements which have been audited by KPMG LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes included in Item 7 hereof (in thousands except per share data):

STATEMENT OF OPERATIONS DATA:                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  1994       1995        1996        1997         1998
                                                -------     -------     -------     -------      -------
Revenue:
    License fees.............................   $ 3,579     $ 5,318     $ 5,308     $ 4,854      $ 6,253
    Royalties................................     1,472       1,341       2,243       2,866        3,922
    Maintenance and other....................     2,259       2,687       3,079       3,164        4,175
                                                -------     -------     -------     -------      -------
Total revenue................................     7,310       9,346      10,630      10,884       14,350

Gross profit.................................     6,575       8,397       9,612      10,059       13,586

Operating expenses:
    Sales and marketing......................     2,918       3,168       3,840       4,477        5,213
    Research and development.................     3,506       3,248       4,167       4,619        5,678
    General and administrative...............     1,018       1,284       1,457       2,393        2,097
    Acquired in-process research and
    development..............................        --          --          --         621           --
    Merger costs.............................        --          --          --          --          319
                                                -------     -------     -------     -------      -------
Total operating expenses.....................     7,442       7,700       9,464      12,110       13,307

Earnings (loss) from operations..............      (867)        697         148      (2,051)         279

Earnings (loss) before extraordinary item....    (1,042)        414          11      (1,820)         201
Extraordinary item (1).......................       298          --          --          --           --
                                                -------     -------     -------     -------      -------
Net earnings (loss)..........................   $  (744)    $   414     $    11     $(1,820)     $   201
                                                =======     =======     =======     =======      =======

Earnings (loss) per common share (2):
    Basic
     Continuing operations...................   $ (0.24)    $  0.09     $  0.00     $ (0.21)     $  0.02
     Extraordinary item......................      0.07          --          --          --           --
                                                -------     -------     -------     -------      -------
     Earnings (loss) per common share........   $ (0.17)    $  0.09     $  0.00     $ (0.21)     $  0.02
                                                =======     =======     =======     =======      =======

    Diluted
     Continuing operations...................   $ (0.24)    $  0.05     $  0.00     $ (0.21)     $  0.02
     Extraordinary item......................      0.07          --          --          --           --
                                                -------     -------     -------     -------      -------
     Earnings (loss) per common share........   $ (0.17)    $  0.05     $  0.00     $ (0.21)     $  0.02
                                                =======     =======     =======     =======      =======

Weighted average number of common shares
 outstanding (2)
     Basic...................................     4,402       4,419       3,411       8,849        9,199
     Diluted.................................     4,402       8,595       6,781       8,849        9,307

BALANCE SHEET DATA:                                                     DECEMBER 31,
                                                   --------------------------------------------------------
                                                    1994        1995        1996        1997         1998
                                                   -------     -------     -------     -------      -------

Cash and cash equivalents.......................   $   427     $   225     $ 8,441     $ 5,795      $ 4,534
Working capital (deficit).......................      (992)     (1,187)      7,545       5,703        5,349
Total assets....................................     2,993       3,083      11,468      10,751       11,589
Long-term debt and capital lease obligation.....       500          --         451         249           79
Redeemable preferred stock (3)..................    14,155      14,155          --          --           --
Total stockholders' equity (deficit)............   (15,088)    (14,714)      7,890       7,269        7,802


(1) The extraordinary item represents a gain on the early extinguishment of debt.
(2) Diluted earnings per share and weighted average common shares outstanding for 1995 and 1996 gives effect to the conversion of all outstanding shares of mandatory redeemable preferred stock into 4,099,598 shares of common stock pursuant to the Company's initial public offering ("IPO") in October 1996 as described in Note 5 of Notes to Consolidated Financial Statements. The effect of conversion in 1994 is antidilutive. As a result of the IPO in 1996, conversion of preferred stock is not applicable for 1997 and 1998.
(3) Converted to common stock in 1996. See Note 5 of Notes to Consolidated Financial Statements

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

        Financial results for all periods presented in this document, including the consolidated financial statements, as well as all related discussion and analysis reflect combined results for Spatial. and IDA. IDA was acquired in December 1998 and the merger was accounted for as a pooling of interests. Accordingly, the financial statements for prior periods have been restated to include the results of IDA. (See Note 1 of Notes to Consolidated Financial Statements)

        The Company has three sources of revenue: license fees, royalties, and services, which include maintenance, training and consulting. License fees consist of fees paid by customers to license the Company's products for use in customers' product development efforts. Revenue from license fees is recognized upon completion of a signed contract and shipment of product. Most licensees also pay royalties based on a percentage of net revenue received form applications incorporating the ACIS 3D software. Royalty revenue is generally recognized upon receipt of payment or according to the payment terms specified in the contract. Maintenance revenue, consisting of fees received by the Company for customer support and product upgrades, is generally based on annual contracts recognized ratably over the period of the contract. Other revenue consists of training and consulting fees, which is recognized upon completion of a training class or performance of services, respectively.

        For the year ended December 31, 1998, the Company earned a profit of $201,000 (or $0.02 per share) on total revenue of $14.4 million, as compared to a net loss of $1.8 million (or $0.21 per share) on total revenue of $10.9 million reported for 1997. In connection with the December 1998 acquisition of IDA the Company recognized charges associated with the transaction of approximately $319,000, primarily for legal, accounting and other costs associated with the integration of the two companies. Additionally, results for 1997 include a $621,000 charge for acquired in-process research and development in connection with the purchase of certain technology. Excluding merger costs in 1998 and acquired in-process research and development costs in 1997, pro forma earnings in 1998 of $520,000 reflect a $1.7 million improvement over a $1.2 million loss reported for the year ended December 31, 1997. The improvement in 1998 as compared to 1997 was due to revenue growth of 32%, while operating expenses increased 10%. Decreased cost of sales also contributed to the improved performance in 1998 as compared to 1997. Cost of sales decreased 7% to $764,000 and represented 5% of total revenue in 1998, as compared to $825,000, representing 8% of total revenue, reported in 1997.

        From the middle of 1996 through the second quarter of 1997 the Company allocated resources to the development and marketing of products outside of its core market segment. Shipments of ACIS 3D Building Blox, which was targeted at the visual programming development market, fell below expectations due primarily to two factors: 1) the Company overestimated the market demand for ACIS 3D Building Blox, and 2) the Company underestimated the requisite functionality for a 3D modeling software toolkit targeted at visual programming developers. In the second half of 1997 the Company changed its strategy and refocused the Company's resources on its core market segments, including mechanical computer-aided design (MCAD), manufacturing (CAM), engineering (CAE), and architecture (AEC). In the third quarter of 1997 the Company returned to profitability by developing products with functionality and performance in demand by its existing customer base and market segments. Between September 1997 and January 1999 the Company released three major product updates, which incorporated significant new functionality and performance enhancements. In addition, the Company released three new products during 1998, which contributed over 40% of the Company's new license revenue in 1998.

        During 1998, having returned to profitability while rebuilding credibility with customers and leading industry analysts, Spatial formed its Interoperability Solutions Division. The mission of the Interoperability Solutions Division is to develop and market software tools for engineers and other corporate end users at large manufacturing enterprises which enables them to access, view, manipulate and share product data as it moves through the product engineering process. The Company's interoperability strategy is to become the leading supplier of production-proven technology for 3D model interoperability. Many of today's industrial design software programs create 3D models of vastly divergent qualities and accuracy levels. This lack of model interoperability is one of the most vexing and costly problems the manufacturing industry currently faces. To address this problem, Spatial has developed software tools to address the three key elements of model interoperability: data translation, model healing , and model tolerance. (See Description of Business - Interoperability Solutions).

        The Company has experienced in the past, and expects to continue to experience in the future significant fluctuations in quarterly operating results due to factors within and outside the Company's control. Because the Company's operating expenses to a large extent are fixed and are based in part on anticipated revenues, a substantial portion of which may not be generated until near the end of each quarter, the Company may be unable to adjust spending in time to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have a material adverse impact on the Company's operating results. Additionally, the Company's revenues are historically based on low volume, high value orders. Software license fees from a single contract are often in excess of $100,000; therefore, the receipt, delay or cancellation of a minimal number of customer orders can have a dramatic impact on license fee revenues in any given period. See "Risk Factors-Our Operating Results Fluctuate Substantially."

        As of December 31, 1998, the Company had net operating loss carryforwards totaling $13.7 million, which may be used to reduce future income taxes. Utilization of these net operating loss carryforwards may be limited under certain circumstances. See Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain statements of operations data expressed as a percentage of total revenue:



                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1996          1997         1998
                                                          ------        ------       ------
Revenue:
    License fees.......................................       50%           45%          44%
    Royalties..........................................       21            26           27
    Maintenance and other..............................       29            29           29
                                                          ------        ------       ------
Total revenue..........................................      100           100          100

Gross profit...........................................       90            92           95

Operating expenses:
    Sales and marketing................................       36            41           36
    Research and development...........................       39            42           40
    General and administrative.........................       14            22           15
    Acquired in-process research and development.......       --             6           --
    Merger costs.......................................       --            --            2
                                                          ------        ------       ------
Total operating expenses...............................       89           111           93

Earnings (loss) from operations........................        1%          (19)%          2%

Net earnings (loss)....................................        0%          (17)%          1%

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

        Revenue. For the year ended December 31, 1998, total revenue increased 32% to $14.4 million from $10.9 million reported for 1997, reflecting increases in all revenue categories. License fees increased 29% to $6.3 million in 1998 as compared to $4.9 million for 1997, as the Company's component and interoperability product lines both contributed to increased license fees. Increased license fees were primarily due to an increase in the number of contracts executed in 1998 as compared to 1997. Additionally, new product introductions were a driving factor in increased license fees for the component business during 1998, accounting for more than 40% of new license revenue. Royalties increased 37% to $3.9 million from $2.9 million reported in 1997, reflecting an increase in the number of the Company's customers shipping ACIS-based software applications. Maintenance and other revenue increased 32% to $4.2 million for 1998 as compared to $3.2 million reported in 1997. Maintenance and other revenue includes maintenance, training and consulting fees, all of which increased in 1998 as compared to 1997. Revenue from the Company's OEM product line increased 28% to $12.4 million as compared to $9.7 million reported in 1997. Revenue derived from interoperability products and services increased 68% to $2.0 million from $1.2 million in 1997.

        Geographically, revenue increased in the United States and Europe during 1998, while Japan was substantially unchanged from the prior year. Domestic revenue represented 51% of total revenue in 1998, a decrease from the 54% reported for 1997. However, domestic revenue increased 24% to $7.3 million in 1998 as compared to $5.9 million reported in 1997. International revenue increased 41%, growing to $7.0 million in 1998 from $5.0 reported in the prior year due to increased revenue in Europe. Revenue reported for Europe in 1998 increased 61% to $4.4 million from $2.7 million reported in 1997. Revenue reported for Japan was unchanged at $2.0 million for 1998 and 1997. Revenue for other geographic regions, including other parts of Asia and Canada, increased 92% to $641,000 for 1998 from $333,000 reported for 1997 due to increased revenue in Canada.

        Cost of Sales. Total cost of sales decreased 7% to $764,000 for 1998, as compared to $825,000 reported in 1997. Cost of sales consists of royalty payments by the Company to third party developers, customer support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased due to lower royalty and other manufacturing costs. Royalty expense decreased $92,000 in 1998 as compared to the prior year due to the acquisition of certain intellectual property rights from Three-Space Limited ("TSL") in December 1997. As part of this transaction, the Company's royalty obligation to TSL was eliminated. (See Note 2 of Notes to Consolidated Financial Statements). Manufacturing costs decreased $61,000 (or 44%) in 1998 as compared to 1997, reflecting cost savings derived from the Company's transition to the use of on-line documentation and use of the internet to deliver certain product releases to its customers. As a percent of total revenue, cost of sales decreased to 5% in 1998 from 8% in 1997.

        Sales and Marketing Expense. For the year ended December 31, 1998, sales and marketing expense increased 16% to $5.2 million from $4.5 million reported in 1997. Increased sales and marketing expense for 1998 as compared to 1997 was due to higher commission and travel related costs associated with increased revenue. As a percent of revenue, sales and marketing expense decreased from 41% in 1997 to 36% in 1998.

        Research and Development Expense. Research and development expense increased 23% to $5.7 million for 1998 as compared to $4.6 million reported in 1997. Research and development expense was higher in 1998 as compared to 1997 due to increased staffing in support of increased development efforts for existing products, as well as for new product offerings, including the ACIS(R) 3D Open Viewer, the ACIS(R) Healing Husk and the ACIS(R) IGES Translator Husk. Increased development efforts, on existing products during 1998 produced significantly enhanced functionality and performance, including new bending functionality, and enhanced blending capabilities. As a percent of revenue, research and development expense decreased from 42% in 1997 to 40% in 1998. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

        General and Administrative Expense. General and administrative expense decreased 12% to $2.1 million in 1998 from $2.4 million reported in 1997. Decreased general and administrative expense for 1998 as compared to 1997 reflected lower payroll related expenses as a result of a decrease in staffing levels in 1998 as compared to 1997. As a percent of revenue, general and administrative expense decreased from 22% in 1997 to 15% in 1997.

        Acquired In-process Research and Development and Merger Costs. Charges associated with the December 1998 acquisition of IDA were approximately $319,000 and represent legal, accounting and other costs associated with the integration of the two companies. All of these costs were charged to operations in December 1998. Acquired in-process research and development expense of $621,000 in 1997 relates to the acquisition of certain intellectual property rights from TSL. Specifically included in this expense were amounts allocated to projects, which had not reached technological feasibility and had no probable alternative future uses. (See Note 1 and 2 of Notes to Consolidated Financial Statements.)

        Other Income (Expense), Net. Other income reported in 1998 was $238,000 as compared to $341,000 in 1997, reflecting lower interest income, as a result of lower cash balances in 1998 as compared to 1997.

        Income Tax Expense. The Company's income tax expense increased to $316,000 for 1998 from $110,000 for 1997. Income tax expense for 1998 includes approximately $100,000 related to earnings by IDA prior to the December 1998 acquisition. The Company's net operating loss carry forwards are not available to offset IDA's taxable income. The remaining amount expensed in 1998, as well as the 1997 expense includes only withholding taxes on foreign sales. (See Note 6 of Notes to Consolidated Financial Statements.)

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

        Revenue. Total revenue increased slightly to $10.9 million for 1997 from $10.6 million in 1996, reflecting increased royalties partially offset by decreased license fees. License fees decreased 9% to $4.9 million for 1997, as compared to $5.3 million reported for 1996. The decline was attributable to both fewer and lower value contracts executed in 1997 as compared to 1996 for the Company's component product line, partially offset by a 16% increase in the interoperability product line. Royalties increased 28%, growing from $2.2 million in 1996 to $2.9 million reported in 1997. Two factors contributed to increased royalties in 1997 as compared to 1996: 1) an increase in the number of the Company's customers shipping ACIS-based software applications, and 2) two customers shipped a product release update during 1997 resulting in approximately $250,000 of royalties. Maintenance and other revenue increased slightly to $3.2 million for 1997 from $3.1 million reported in 1996. This modest increase in maintenance and other revenue is a result of a lower growth rate in the customer base during 1997 as compared to prior periods. This trend is evidenced by the decrease in the number of contracts executed in 1997 as compared to 1996.

        Geographically, increased revenue in the United States, Europe and Japan, was partially offset by decreased revenue in Canada. Domestic revenue represented 54% of total revenue in 1997 and 1996, and increased 3% to $5.9 million from $5.7 million reported in 1996. International revenue increased modestly to $5.0 million in 1997 as compared to $4.9 million reported for 1996. Revenue reported for Europe in 1997 increased 18% to $2.7 million from $2.3 million reported in 1996. Revenue reported for Japan increased 6% to $2.0 million for 1997 from $1.8 million reported for 1996. Revenue for other geographic regions, including other parts of Asia and Canada, decreased 58% to $333,000 for 1997 from $793,000 reported for 1996 due to decreased revenue in Canada.

        Cost of Sales. Total cost of sales decreased 19% to $825,000 for 1997, as compared to $1,018,000 reported in 1996. Cost of sales consists of royalty payments by the Company to third party developers, customer support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales decreased due to lower royalty and other manufacturing costs. Royalty expense decreased $106,000 in 1997 as compared to prior year due to the acquisition of certain intellectual property rights from TSL in December 1997. As part of this transaction, effective October 1997, the Company's royalty obligation to TSL was eliminated. (See Note 2 of Notes to Consolidated Financial Statements). Also contributing to decreased royalty expense was a change in the Company's product mix toward lower royalty bearing products. Manufacturing costs decreased 36% to $77,000 in 1997 as compared to 1996, reflecting cost savings derived from the Company's transition to CD-ROM based media as its primary media format and to the use of on-line documentation. As a percent of total revenue, cost of sales decreased to 8% in 1997 from 10% in 1996.

        Sales and Marketing Expense. For the year ended December 31, 1997, sales and marketing expense increased 17% to $4.5 million from $3.8 million reported in 1996. Increased sales and marketing expense for 1997 as compared to 1996 was due to higher spending on marketing, including increased staffing in support of increased marketing activities in 1997 as compared to 1996. Marketing program expenses also increased in 1997 as compared to 1996 for public relations, advertising campaigns, and sales collateral. As a percent of revenue, sales and marketing expense increased from 36% in 1996 to 41% in 1997.

        Research and Development Expense. Research and development expense increased 11% to $4.6 million for 1997 as compared to $4.2 million reported in 1996. Increased research and development expense includes a $200,000 charge for the write-down of purchased computer software in 1997. As a percent of revenue, research and development expense increased from 39% in 1996 to 42% in 1997. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

        General and Administrative Expense. General and administrative expense increased 64% to $2.4 million in 1997 from $1.5 million reported in 1996. Included in this increase was a charge in June 1997 of approximately $198,000 in connection with expenses associated with the resignation of the former president of the Company. Additional increases to general and administrative expense for 1997 as compared to 1996 were due to increased spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. As a percent of revenue, general and administrative expense increased from 14% in 1996 to 22% in 1997.

        Acquired In-process Research and Development. Acquired in-process research and development expense was $621,000 in 1997 and relates to the acquisition of certain intellectual property rights from TSL. Specifically included in this expense were amounts allocated to projects which had not reached technological feasibility and had no probable alternative future uses. (See Note 2 of Notes to Consolidated Financial Statements.)

        Other Income (Expense), Net. Other income reported in 1997 was $341,000 as compared to $16,000 in 1996, reflecting interest income earned on proceeds from the Company's initial public offering completed in 1996.

        Income Tax Expense. The Company's income tax expense decreased 28% to $110,000 for 1997 from $153,000 for 1996. Income tax expense for these periods included only withholding taxes on foreign sales. (See Note 6 of Notes to Consolidated Financial Statements.)

QUARTERLY RESULTS

        The following table sets forth certain quarterly financial data for the periods indicated. All periods reflect combined results for Spatial and IDA. IDA was acquired in December 1998 and the merger was accounted for as a pooling of interests. Accordingly, the financial statements for prior periods have been restated to include the results of IDA. This quarterly information is unaudited. In the opinion of management, such unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands)
Three months ended

(In thousands)                                                             THREE MONTHS ENDED
                                              ----------------------------------------------------------------------------
                                               MAR. 31   JUN. 30  SEP. 30   DEC. 31   MAR. 31  JUN. 30   SEP. 30   DEC. 31
                                                 1997     1997     1997      1997      1998     1998      1998      1998
                                               -------   -------  -------   -------   -------  -------   -------   -------
Revenue:
     License fees.......................       $   782   $ 1,065  $ 1,429   $ 1,578   $   936  $ 1,759   $ 1,760   $ 1,798
     Royalties..........................           786       553      706       821     1,002      932       919     1,069
     Maintenance and other..............           752       727      778       907       954      972       933     1,316
                                               -------   -------  -------   -------   -------  -------   -------   -------
Total revenue...........................         2,320     2,345    2,913     3,306     2,892    3,663     3,612     4,183

Gross profit............................         2,116     2,158    2,679     3,106     2,736    3,512     3,446     3,892

Operating expenses:
     Sales and marketing................         1,008     1,073    1,074     1,322     1,241    1,242     1,351     1,379
     Research and development...........         1,026     1,273    1,125     1,195     1,210    1,376     1,464     1,628
     General and administrative.........           602       852      512       427       434      594       561       508
     Acquired in-process research and
      development.......................            --        --       --       621        --       --        --        --
     Merger costs.......................            --        --       --        --        --       --        --       319
                                               -------   -------  -------   -------   -------  -------   -------   -------
Total operating expenses................         2,636     3,198    2,711     3,565     2,885    3,212     3,376     3,834

Earnings (loss) from operations.........          (520)   (1,040)     (32)     (459)     (149)     300        70        58

Net earnings (loss).....................       $  (465)  $  (938) $    13   $  (430)  $  (192) $   244   $    90   $    59

        For five consecutive quarters, beginning with the quarter ended March 31, 1997, through the quarter ended March 31, 1998, the Company incurred operating losses. The operating losses for these periods were primarily due to a shortfall in revenue, in particular license fees, as well as higher operating expenses due to increased marketing activities, and increased general and administrative expenses related to spending on insurance, professional fees and other costs associated with the Company's reporting obligations as a public company. During the quarter ended June 30, 1997, the Company charged approximately $398,000 to operations related to two separate events, a $200,000 charge to research and development expense for a write-down of purchased computer software, which was due to a change in the Company's development strategy, and a charge of approximately $198,000 to general and administrative expense in connection with the resignation of the former president of the Company. In addition, for the quarter ended December 31, 1997 the Company charged $621,000 to operations for acquired in- process research and development in connection with the acquisition of certain technology (See Note 2 from Notes to Consolidated Financial Statements). Excluding the charge for acquired in-process research and development in the fourth quarter of 1997, the Company had pro forma earnings from operations of $162,000. For the quarter ended March 31, 1998 the Company incurred a loss from operations of $149,000 due to a decrease in license fee revenue from the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1998, the Company had $4.5 million in cash and cash equivalents, reflecting a decrease of $1.3 million from 1997. The decrease in cash and cash equivalents during 1998 is primarily due to cash used in investing activities. Cash decreased $2.6 million to $5.8 million as of December 31, 1997 due to cash used by operating and investing activities.

        Net cash used by operating activities in 1998 was $150,000. Net income of $201,000 and cash provided by increased deferred revenue and accounts payable was offset by increased accounts receivable and decreased accrued expenses. Net cash used by operating activities was $1.2 million in 1997, reflecting the net loss, offset by non-cash and other adjusting items in operating activities including, depreciation, amortization, acquired in-process research and development, and write-down of purchased computer software. Additionally, increased accounts receivable were partially offset by increased accrued expenses. Net cash provided by operating activities was $30,000 in 1996.

        Cash used by investing activities was $1.1 million, $1.8 million, and $464,000, for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 the Company used $629,000 to purchase capital equipment, primarily personal computers and networking equipment. In addition the Company used $446,000 to purchase certain technologies that are included in purchased computer software. Net cash used by investing activities in 1997 includes $910,000 used for capital equipment purchases, including, furniture, personal computers and networking equipment to upgrade the Company's infrastructure. Additionally, the Company used $851,000 during 1997 in connection with the acquisition of TSL. (See Note 2 of Notes to Consolidated Financial Statements.) Net cash used by investing activities in 1996 reflects $264,000 for equipment purchases and $200,000 for additions to purchased computer software.

        Net cash used by financing activities was $7,000 during 1998 as compared to cash provided by financing activities of $391,000 in 1997 and $8.7 million in 1996. Net cash used by financing activities in 1998 includes principal payments on debt partially offset by proceeds from the issuance of common stock pursuant to the Company's employee stock purchase plan. Net cash provided by financing activities in 1997 reflects, $525,000 from the issuance of common stock for cash by IDA and $319,000 in proceeds from exercise of common stock options and common stock issued under the employee stock purchase plan. Financing cash proceeds during 1997 were partially offset by cash used for principal payments on debt of $268,000 and dividend payments of $185,000. Net cash provided by financing activities in 1996 reflects $8.7 million in proceeds from the Company's initial public offering, $525,000 provided from the exercise of common stock warrants and options and $547,000 provided from issuance of notes payable. Financing proceeds in 1996 were partially offset by $560,000 used to repurchase common stock by IDA, $500,000 used for payments on debt and dividend payments by IDA of $50,000.

        As of December 31, 1998, the Company had accounts receivable of approximately $4.0 million for license fees and maintenance and other fees. Typically, the Company's terms for payment on its accounts receivable are net 30 days from invoicing and shipment, and the Company typically experiences collection cycles of 30 to 60 days domestically, and longer periods for international accounts. The Company generally recognizes a substantial portion of its revenue near the end of each quarter and, as a result, the accounts receivable outstanding at the end of each quarter have averaged more than 30 days.

        As of December 31, 1998, the Company's principal source of liquidity was cash and cash equivalents totaling $4.5 million. The Company also has a revolving line of credit with a bank providing for maximum borrowings of $1,500,000. The line of credit bears interest at the bank's prime rate and matures in August 1999. As of January 31, 1999, the Company had no outstanding borrowings under this line of credit.

        The Company believes that existing cash, together with existing credit facilities and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when evidence of an arrangement exists, delivery of the product has occurred, collectibility of the related receivable is assured and the vendor's fee is fixed or determinable. In addition, revenue is recognized for the multiple elements of software arrangements based upon the fair value of each element. The effect of adopting SOP 97-2 was not material given the Company's existing policy of utilizing standard contracts and allocating revenue to each element in a given contract based on an established price list.

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) was issued by the Financial Accounting Standards Board (FASB) in June 1997 and was adopted by the Company in 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general- purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

        Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," (SFAS 131) was issued by the FASB in June 1997, and requires the reporting of operating segments, major customers, and geographic financial information. Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," (SFAS 132) was issued by the FASB in February 1998, and enhances the disclosure requirements for pensions and other postretirement benefits. SFAS 131 and SFAS 132 have been adopted by the Company for 1998 and had no effect on the Company's consolidated financial statements.

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) was issued by the FASB in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires all derivatives to be recognized as either assets or liabilities in the consolidated balance sheet, measured at fair value. The corresponding change in fair value of the derivative will be recorded in the earnings of the Company, net of related change in fair value of the hedged item, or as a component of comprehensive income depending upon the intended use and designation. The Company does not anticipate the impact of adopting SFAS No. 133 will have a material effect on the Company's consolidated financial statements.

RISK FACTORS

OUR OPERATING RESULTS FLUCTUATE SUBSTANTIALLY

        Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate due to factors that affect two of Spatial's principal sources of revenue: license fees and royalties.

        Quarterly revenues from royalties may fluctuate significantly. Revenues from royalties are based on sales by our customers of products incorporating the ACIS 3D modeling software and, therefore, our customers' sales fluctuations are reflected in our royalty revenue stream.

        Quarterly revenues from license fees may be affected by a number of factors, including:

        o the volume of orders received within a quarter;

        o demand for our products and the product mix purchased by our customers;

        o competing capital budget considerations of our customers;

        o introduction and enhancement of products by us and our competitors;

        o market acceptance of new products;

        o reviews in the industry press concerning our products or those of our competitors;

        o seasonal factors, such as the timing of new product release, year-end purchasing and trade shows;

        o delays in the introduction or availability of hardware and software products from third parties;

        o changes or anticipated changes in our pricing or that of our competitors; and

        o general economic conditions.

        In addition, the timing of our license fees fluctuates quarterly because we generally ship products as we receive orders and, therefore, we have little or no backlog. Additionally, we have generally shipped products and recognized most of our license fee revenues near the end of each quarter, thus recognizing the majority of license fee revenue in the last few days of the quarter. Our operating expenses are to a large extent fixed and are based in part on anticipated revenues. As a result, it is difficult for us to reduce expenses in time to compensate for any unexpected revenue shortfall. Accordingly, any significant unanticipated shortfall in sales could materially adversely affect operating results.

        Many of these factors are described in more detail in this "Risk Factors" section.

WE OFFER AN UNDIVERSIFIED PRODUCT LINE TO A CONCENTRATED CUSTOMER BASE

        We generate substantially all of our revenues from license fees, royalties and maintenance and training contracts relating to the ACIS 3D modeling software. Any decline in demand for the ACIS 3D modeling software could materially adversely affect our business, operating results and financial condition. Any of the following factors could cause such a decline in demand:

        o failure to achieve market acceptance of any new version of ACIS 3D;

        o increased competition;

        o technological superiority of a competitor; or

        o our failure to release new versions of ACIS 3D modeling software on a timely basis.

        Historically, most of our revenues have come from sales to a few large CAD software developers such as Autodesk, Baystate Technologies, Inc. and Visionary Design Systems, Inc. Our growth strategy is to target smaller 3D applications software developers. This new market segment may have lower profit margins and higher credit risks than we have experienced previously. Revenues from our current customers may decline, or we may be unable to expand our customer base profitably.

WE DEPEND ON SWIFT AND TIMELY INTRODUCTIONS OF NEW PRODUCTS

        We compete in an industry faced with evolving standards and rapid technological developments. New products are introduced frequently and customer requirements change with technology developments. Our success will depend upon our ability to anticipate evolving standards, technological developments and customer requirements and enhance existing products accordingly.

        Software development is inherently uncertain. We cannot predict the exact timing of a new product shipment or version release on any particular platform; we have experienced delays in the development of certain new products and product versions. Additionally, we utilize third party development partners to facilitate the development of product enhancements and new component extensions. Factors beyond our control may affect our partners' ability to timely deliver product enhancements and new component extensions. Delays in product development may adversely affect our business, financial condition and operating results. Negative reviews of new products or product versions could also materially adversely affect market acceptance.

OUR PRODUCTS MAY CONTAIN UNDETECTED ERRORS

        Our software products may contain undetected errors when first introduced or as new versions are released. In the past, we have discovered software errors in some new products and enhancements after their introduction. We may find errors in current or future new products or releases after commencement of commercial shipments. Any errors, whether we discover them before or after shipment, may result in delay, which could materially adversely affect our business, operating results and financial condition. Although we have not experienced product liability claims by customers in the past as a result of product errors, such claims might be brought against Spatial in the future.

COMPETITION IN OUR INDUSTRY IS INTENSE

        The markets for our products are highly competitive, rapidly changing and subject to constant technological innovation. Participants in these markets face constant pressure to accelerate the release of new products, enhance existing products, introduce new product features and reduce prices. Many of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than us. Actions by our competitors which could materially adversely affect our business, financial condition and results of operations include:

        o a reduction in product prices;

        o increased promotion;

        o accelerated introduction of, or the announcement of, new or enhanced products or features;

        o acquisitions of software applications or technologies from third parties; or

        o product giveaways or product bundling.

        In addition, our present and future competitors may be able to develop comparable or superior products or respond more quickly to new technologies or evolving standards. Accordingly, we may be unable to consistently compete effectively in our markets, competition might intensify or future competition may develop, all of which could materially adversely affect our business, financial condition or results of operations.

WE ARE DEPENDENT UPON KEY PERSONNEL AND THE ABILITY TO HIRE ADDITIONAL PERSONNEL

        Our executive officers and key employees are vital assets. We do not have employment agreements with any of our executive officers, except for the president and chief executive officer.

        We also depend on our ability to attract, retain and motivate high quality personnel, especially management, skilled development personnel and sales personnel. Competition for skilled development personnel with specialized experience and training relevant to 3D modeling software is intense. There are a limited number of skilled people in the United States with the skills and training we require. As our sales force has grown, we have suffered turnover among our United States sales force that has, in some cases, delayed sales.

        The loss of any of our executive officers or other key employees could materially adversely affect our business, financial condition or operating results. A failure to recruit executive officers or key sales, management or development personnel would similarly harm our growth and competitiveness.

WE ARE DEPENDENT UPON THIRD PARTY DEVELOPERS

        We rely on a number of development partners and third party licensors for the development and enhancement of portions of the ACIS 3D modeling software. Our plans for the future development of the ACIS 3D modeling technology continue to rely on these development partners and third party licensors for further product enhancements and extensions. We share ownership of, or rights to, the technology developed with certain development partners. In certain limited circumstances, these partners may use this technology to compete with us.

        All of our development partners and third party licensors may terminate these agreements under certain circumstances. We may not be able to continue to use the services of our development partners to augment our development capabilities or the technologies of third party licensors in our products, and we may not be able to replace those services or technologies in a timely manner, if necessary. The loss of any third party licensees could also result in delays or cancellations in product shipments until equivalent software can be identified, licensed or developed and integrated with our products.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH

        The growth in our operations has placed substantial demands on our managerial, operational and financial resources. Our future success will depend upon our ability to

        o continue to enhance our core 3D modeling technologies and commercialize products using such technologies;

        o respond to competitive developments;

        o expand our sales and marketing efforts, and

        o attract, train, motivate and retain qualified management and engineering personnel.

        Although we believe that our systems and controls are adequate for the current level of our operations, we anticipate that we may need to add additional personnel and expand and upgrade our systems and controls to manage possible future growth. The failure to do so could have a material adverse effect upon our business, financial condition and results of operations.

        In the future, we may acquire additional complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks. These risks include the difficulty in assimilating acquired operations, diversion of management's attention and the potential loss of key employees or customers of acquired operations. We may not be able to achieve or effectively manage growth, and failure to do so could materially adversely affect our operating results.

WE MAY BE EXPOSED TO RISKS OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS INFRINGEMENT

        Our proprietary technologies are crucial to our success and ability to compete. We rely on trade secret and copyright laws to protect our proprietary technologies, including our source code, but our efforts may be inadequate to protect our proprietary rights or to prevent others from claiming violations of their proprietary rights. We have no patents with respect to the ACIS 3D modeling technology. Further, effective trade secret and copyright protection may not be available in all foreign countries.

        We generally enter into confidentiality or license agreements with employees, consultants and customers. Additionally, we generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult.

        The unauthorized misappropriation of our technology could have a material adverse effect on our business, financial condition and results of operations. If we resort to legal proceedings to enforce our proprietary rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

        We may also be subject to claims alleging infringement by us of third party proprietary rights. Litigating such claims, whether meritorious or not, could be costly. These claims might require us to enter into royalty or license agreements, the terms of which may be unfavorable to us. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on our business, financial condition or results of operations.

A SUBSTANTIAL PORTION OF OUR SALES ARE SUBJECT TO RISKS OF THE INTERNATIONAL MARKET

        International sales represented a substantial portion of our total revenues in 1998. We believe that international sales will continue to represent a significant portion of our total revenues. Inherent risks of conducting business internationally include:

        o unexpected changes in regulatory requirements;

        o problems and delays in collecting accounts receivable;

        o export license requirements, tariffs and other trade barriers;

        o difficulties in staffing and managing foreign operations;

        o political instability;

        o fluctuations in currency exchange rates;

        o seasonal reductions in business activity; and

        o potentially adverse tax consequences.

        This reliance on international sales makes our business results particularly vulnerable to changes in overseas markets. These changes are difficult to anticipate and react to and, therefore, may affect us disproportionately.

        Sales of our products currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in our principal overseas markets would increase the foreign currency-denominated cost of our products, which may decrease our sales in those markets. We have not engaged in any currency exchange hedging practices.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

        Additionally, immediately following the filing of this Annual Report on Form 10-KSB, we intend to file a Registration Statement on Form S-3 in order to register an aggregate of 1,850,000 shares of our common stock. After such registration statement becomes effective, the shares registered thereunder will be eligible for resale in the market without restriction. Sales of any substantial number of shares of our common stock in the public market may have an adverse effect on the market price of our common stock. The average daily trading volume of our common stock has been very low. Any sustained sales of shares by our existing or future stockholders or any increase in the average volume of shares traded in the public market may adversely affect the market price of our common stock.

OUR STOCK PRICE IS HIGHLY VOLATILE

        The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price may include: fluctuations in our operating results, announcements of technological innovations or new software standards by us or competitors, published reports of securities analysts, developments in patent or other proprietary rights, changes in our relationships with development partners and general market conditions, especially regarding the general performance of comparable technology stocks. Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

OUR SYSTEMS AND THOSE OF OUR CUSTOMERS MAY NOT BE YEAR 2000 COMPLIANT

        Many currently installed computer systems and software products accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, by the end of this year computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

        We have evaluated Year 2000 compliance issues and believe that such issues will not materially adversely impact our products and internal management information systems. Our software products do not incorporate date-sensitive algorithms. Any date codes contained in our software do not affect the functionality of our products. We also incorporate third party software with ACIS 3D, our core product. We have concluded that any date codes contained in such third party software will not materially adversely impact our products.

        In addition, we have evaluated our management information systems and have concluded that they are Year 2000 compliant. Moreover, we manage a low number of transactions because we depend on low volume, high value orders. As a result, we believe that any date-sensitive material contained in our software would not materially adversely affect our management information systems software. However, to the extent that any of our foregoing assessments are incorrect, the cost of updating the performance of software might materially adversely affect our business, financial condition and results of operations.

        Moreover, Year 2000 compliance issues affecting our customers' products and internal management information systems might have a material adverse effect on our business, financial condition and results of operations. Our customers' Year 2000 compliance is beyond our control. As an OEM provider, our products may be incorporated directly into customers' products. Any Year 2000 issues affecting our customers might, therefore, also affect our sales.

ITEM 7.      FINANCIAL STATEMENTS

                            SPATIAL TECHNOLOGY INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Independent Auditors' Report......................................................................... 25

Financial Statements:

     Consolidated Balance Sheets, as of December 31, 1997 and 1998................................... 26

     Consolidated Statements of Operations, years ended December 31, 1996, 1997 and 1998............. 27

     Consolidated Statements of Stockholders' Equity (Deficit), years ended December 31,
          1996, 1997 and 1998........................................................................ 28

     Consolidated Statements of Cash Flows, years ended December 31, 1996, 1997 and 1998............. 29

     Notes to Consolidated Financial Statements...................................................... 30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spatial Technology Inc.:

        We have audited the accompanying consolidated balance sheets of Spatial Technology Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatial Technology Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            KPMG LLP

Boulder, Colorado
January 22, 1999

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                                               December 31,
                                                                          ----------------------
                                                                            1997          1998
                                                                          --------      --------
Current Assets:
   Cash and cash equivalents ........................................     $  5,795      $  4,534
   Accounts receivable, net of allowance of $82 and $100 in 1997
     and 1998, respectively .........................................        2,732         3,981
   Prepaid expenses and other .......................................          409           542
                                                                          --------      --------
       Total current assets .........................................        8,936         9,057

Equipment, net (note 3) .............................................        1,145         1,392
Purchased computer software, net (note 2) ...........................          670         1,140
                                                                          --------      --------
         Total Assets ...............................................     $ 10,751      $ 11,589
                                                                          ========      ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt (note 4) ....................     $     30      $     10
   Accounts payable .................................................          244           626
   Accrued royalties payable ........................................          317            41
   Other accrued expenses ...........................................        1,172         1,162
   Deferred revenue .................................................        1,470         1,869
                                                                          --------      --------
       Total current liabilities ....................................        3,233         3,708
                                                                          --------      --------

Long-term debt, less current maturities (note 4) ....................          249            79
                                                                          --------      --------

Stockholders' Equity (note 5):
   Common stock, $.01 par value; 22,500,000 shares authorized:
    9,141,348 and 9,239,791, shares outstanding in 1997 and 1998,
     respectively ...................................................           91            92
   Additional paid-in capital .......................................       24,569        24,929
   Accumulated deficit ..............................................      (17,276)      (17,075)
   Other comprehensive loss .........................................         (115)         (144)
                                                                          --------      --------
       Total stockholders' equity ...................................        7,269         7,802
Commitments and contingencies (note 7)
                                                                          --------      --------
         Total Liabilities and Stockholders' Equity .................     $ 10,751      $ 11,589
                                                                          ========      ========


See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Year ended December 31,
                                                                  ------------------------------------
                                                                    1996          1997          1998
                                                                  --------      --------      --------
Revenue:
   License fees .............................................     $  5,308      $  4,854      $  6,253
   Royalties ................................................        2,243         2,866         3,922
   Maintenance and other ....................................        3,079         3,164         4,175
                                                                  --------      --------      --------
         Total revenue ......................................       10,630        10,884        14,350
                                                                  --------      --------      --------

Cost of sales:
   License fees .............................................          384           319           461
   Royalties ................................................          198           163            39
   Maintenance and other ....................................          436           343           264
                                                                  --------      --------      --------
         Total cost of sales ................................        1,018           825           764
                                                                  --------      --------      --------

Gross profit ................................................        9,612        10,059        13,586
                                                                  --------      --------      --------

Operating expenses:
   Sales and marketing ......................................        3,840         4,477         5,213
   Research and development .................................        4,167         4,619         5,678
   General and administrative ...............................        1,457         2,393         2,097
   Acquired in-process research and development (note 2) ....           --           621            --
   Merger costs (note 1) ....................................           --            --           319
                                                                  --------      --------      --------
         Total operating expenses ...........................        9,464        12,110        13,307
                                                                  --------      --------      --------

         Earnings (loss) from operations ....................          148        (2,051)          279

Other income (expense):
   Interest income ..........................................           96           382           255
   Interest expense .........................................          (98)          (32)          (27)
   Other, net ...............................................           18            (9)           10
                                                                  --------      --------      --------
         Total other income .................................           16           341           238
                                                                  --------      --------      --------

         Earnings (loss) before income taxes ................          164        (1,710)          517
Income tax expense (note 6) .................................          153           110           316

                                                                  --------      --------      --------
         Net earnings (loss) ................................     $     11      $ (1,820)     $    201
                                                                  ========      ========      ========


Earnings (loss) per common share:
     Basic ..................................................     $   0.00      $  (0.21)     $   0.02
     Diluted ................................................     $   0.00      $  (0.21)     $   0.02

Weighted average number of common shares outstanding:
     Basic ..................................................        3,411         8,849         9,199
     Diluted ................................................        6,781         8,849         9,307


See accompanying notes to consolidated financial statements

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                       Common Stock               Additional
                                                   --------------------------      paid-in-     Accumulated      Treasury
                                                     Shares          Amount        capital        deficit          stock
                                                   -----------     ----------     ----------     ----------     ----------
Balances at January  1, 1996 ...................     4,446,112     $       44     $      151     $  (14,672)    $     (176)

Common stock issued in initial public offering,
  net of offering costs (note 5) ...............     2,100,000             21          8,629             --             --
Conversion of preferred stock (note 5) .........     4,099,598             41         14,114             --             --
Exercise of common stock warrants for cash .....       155,821              2            503             --             --
Exercise of common stock options for cash ......        13,678             --             20             --             --
Common stock issued for services ...............         8,333             --             20             --             --
Common stock issued for cash ...................        15,000             --             57             --             --
Retirement of  treasury stock ..................       (83,333)            (1)          (175)            --            176
Purchase and retirement of  treasury stock by
  pooled company ...............................    (2,369,725)           (23)            23           (560)            --
Dividends declared .............................            --             --             --           (235)            --
Net earnings ...................................            --             --             --             11             --
Foreign currency translation adjustment ........            --             --             --             --             --
                                                   -----------     ----------     ----------     ----------     ----------
Balances at December 31, 1996 ..................     8,385,484     $       84     $   23,342     $  (15,456)    $       --

Exercise of common stock options for cash ......        64,496              1            168             --             --
Common stock issued under employee stock
  purchase plan ................................        56,964              1            149             --             --
Common stock issued for purchased computer
  software (note 2) ............................       250,000              2            388             --             --
Common stock issued for cash by pooled
  company ......................................       435,183              4            521             --             --
Purchase and retirement of treasury stock by
  pooled company ...............................       (50,779)            (1)             1             --             --
Net loss .......................................            --             --             --         (1,820)            --
Foreign currency translation adjustment ........            --             --             --             --             --
                                                   -----------     ----------     ----------     ----------     ----------
Balances at December 31, 1997 ..................     9,141,348     $       91     $   24,569     $  (17,276)    $       --

Exercise of common stock options for cash ......         1,625             --              3             --             --
Common stock issued under employee stock
  purchase plan ................................        96,818              1            179             --             --
Common stock options issued for purchased
  computer software and services ...............            --             --            178             --             --
Net earnings ...................................            --             --             --            201             --
Foreign currency translation adjustment ........            --             --             --             --             --
                                                   -----------     ----------     ----------     ----------     ----------
Balances at December 31, 1998 ..................     9,239,791     $       92     $   24,929     $  (17,075)    $       --
                                                   ===========     ==========     ==========     ==========     ==========


                                                        Other          Total
                                                    comprehensive   stockholders'
                                                        loss       equity (deficit)
                                                    -------------  ---------------
Balances at January  1, 1996 ...................     $      (61)    $  (14,714)

Common stock issued in initial public offering,
  net of offering costs (note 5) ...............             --          8,650
Conversion of preferred stock (note 5) .........             --         14,155
Exercise of common stock warrants for cash .....             --            505
Exercise of common stock options for cash ......             --             20
Common stock issued for services ...............             --             20
Common stock issued for cash ...................             --             57
Retirement of  treasury stock ..................             --             --
Purchase and retirement of  treasury stock by
  pooled company ...............................             --           (560)

Dividends declared .............................             --           (235)
Net earnings ...................................             --             11
Foreign currency translation adjustment ........            (19)           (19)
                                                     ----------     ----------
Balances at December 31, 1996 ..................     $      (80)    $    7,890

Exercise of common stock options for cash ......             --            169
Common stock issued under employee stock
  purchase plan ................................             --            150
Common stock issued for purchased computer
  software (note 2) ............................             --            390
Common stock issued for cash by pooled
  company ......................................             --            525
Purchase and retirement of treasury stock by
  pooled company ...............................             --             --

Net loss .......................................             --         (1,820)
Foreign currency translation adjustment ........            (35)           (35)
                                                     ----------     ----------
Balances at December 31, 1997 ..................     $     (115)    $   7, 269

Exercise of common stock options for cash ......             --              3
Common stock issued under employee stock
  purchase plan ................................             --            180
Common stock options issued for purchased
  computer software and services ...............             --            178
Net earnings ...................................             --            201
Foreign currency translation adjustment ........            (29)           (29)
                                                     ----------     ----------
Balances at December 31, 1998 ..................     $     (144)    $    7,802
                                                     ==========     ==========


See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           Year ended December 31,
                                                                      -------------------------------
                                                                        1996        1997       1998
                                                                      -------     -------     -------
Cash flows from operating activities:
   Net earnings (loss) ...........................................    $    11     $(1,820)    $   201
   Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
     Depreciation and amortization ...............................        296         312         584
     Common stock issued for services ............................         20          --          --
     Common stock options issued for services ....................         --          --          14
     Acquired in-process research and development ................         --         621          --
     Write-down of purchased computer software ...................         --         200          --
     Changes in operating assets and liabilities:
       Accounts receivable .......................................        156        (858)     (1,249)
       Prepaid expenses and other ................................       (157)        (52)       (133)
       Accounts payable ..........................................       (220)       (155)        320
       Accrued expenses ..........................................       (181)        367        (286)
       Deferred revenue ..........................................        105         145         399
                                                                      -------     -------     -------
         Net cash provided (used) by operating activities ........         30      (1,240)       (150)
                                                                      -------     -------     -------
Cash flows from investing activities:
   Additions to equipment ........................................       (264)       (911)       (629)
   Additions to purchased computer software ......................       (200)       (851)       (446)
                                                                      -------     -------     -------
         Net cash used by investing activities ...................       (464)     (1,762)     (1,075)
                                                                      -------     -------     -------
Cash flows from financing activities:
   Principal payments on debt ....................................       (500)       (268)       (190)
   Dividends paid ................................................        (50)       (185)         --
   Purchase and retirement of treasury stock .....................       (560)         --          --
   Proceeds from issuance of common stock, net ...................      8,707         525          --
   Proceeds from exercise of common stock options and
     warrants and purchase of common stock for cash ..............        525         319         183
   Proceeds from notes payable ...................................        547          --          --
                                                                      -------     -------     -------
         Net cash provided (used) by financing activities ........      8,669         391          (7)
                                                                      -------     -------     -------

Foreign currency translation adjustment affecting cash ...........        (19)        (35)        (29)
                                                                      -------     -------     -------

         Net increase (decrease) in cash and cash equivalents ....      8,216      (2,646)     (1,261)

Cash and cash equivalents at beginning of period .................        225       8,441       5,795
                                                                      -------     -------     -------

Cash and cash equivalents at end of period .......................    $ 8,441     $ 5,795     $ 4,534
                                                                      =======     =======     =======
Supplemental cash flow information:
   Cash paid for interest ........................................    $    53     $    27     $    29
                                                                      =======     =======     =======
   Cash paid for income taxes ....................................    $    91     $   145     $   229
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

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

        Spatial Technology Inc. (Spatial or the Company) was incorporated under the laws of the State of Delaware on July 7, 1986 to design, develop, and market 3D modeling software. Spatial has three wholly owned subsidiaries that assist in the sales and licensing of the Company's products, including, Spatial Technology Ltd., Spatial Technology GmbH, and Spatial Technology K.K. located in England, Germany, and Japan, respectively. In addition, the Company operates InterData Access, Inc. (IDA), a wholly owned subsidiary from its Boulder, Colorado headquarters. The Company and the subsidiaries operate in one single business segment.

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

        (b)  ACQUISITION

        In December 1998, the Company acquired all of the outstanding common stock of IDA in exchange for 1,400,000 shares of the Company's common stock. Established in 1983, IDA develops and markets software for the sharing, access and exchange of electronic product data throughout the manufacturing process. The merger was accounted for as a pooling of interest and, accordingly, the financial statements for all periods presented have been restated to include the assets, liabilities and operations of IDA.

        There were no transactions between Spatial and IDA prior to the business combination, and immaterial adjustments were recorded to conform IDA's accounting policies to those of the Company.

        A reconciliation of the accompanying statements of operations to previously reported operating information of the Company is presented below:


                                Year Ended December 31,
                            ----------------------------------
                              1996         1997        1998
                            --------     --------     --------
Revenue:
       Spatial .........    $  9,573     $  9,711     $ 12,382
       IDA .............       1,057        1,173        1,968
                            --------     --------     --------
           Combined ....    $ 10,630     $ 10,884     $ 14,350
                            ========     ========     ========

Net income (loss):
       Spatial .........    $   (162)    $ (1,818)    $     23
       IDA .............         173           (2)         178
                            --------     --------     --------
           Combined ....    $     11     $ (1,820)    $    201
                            ========     ========     ========


        Total charges associated with the merger were approximately $319,000 and represent legal, accounting and other costs associated with the integration of the two companies. These costs were charged to operations in December 1998.

        (c)  EARNINGS PER SHARE

        Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock, consisting only of common stock warrants and options. For the year ended December 31, 1997, diluted loss per share is the same as basic loss per share, as the effect of potential common stock is antidilutive.

        (d)  CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

        (e)  OTHER COMPREHENSIVE INCOME OR LOSS

        Assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated using a weighted average exchange rate during the period. Net exchange gains and losses resulting from such translation are included as a separate component of stockholders' equity (deficit) as other comprehensive income or loss. Gains and losses from foreign currency transactions, when applicable, are included in other income (expense). There were no significant gains or losses on foreign currency transactions during the years ended December 31, 1996, 1997 and 1998.

        (f)  REVENUE RECOGNITION

        Effective January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when evidence of an arrangement exists, delivery of the product has occurred, collectibility of the related receivable is assured and the vendor's fee is fixed or determinable. In addition, revenue is recognized for the multiple elements of software arrangements based upon the fair value of each element. Accordingly, revenue from products or services is recognized based upon shipment of products or performance of services. License fee revenue is recognized upon completion of a signed contract and shipment of the software. Revenue from royalties is recognized upon receipt of payment or according to the payment terms specified in the contract. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Training and consulting revenue is recognized upon completion of the training and course or performance of services, respectively.

        (g)  EQUIPMENT AND PURCHASED COMPUTER SOFTWARE

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

        (h)  STOCK-BASED COMPENSATION

        The Company accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (APB 25). The Company has provided pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value based method of accounting for these plans, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. See note 5.

        (i)  IMPAIRMENT OF LONG-LIVED ASSETS

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

        (j)  RESEARCH AND DEVELOPMENT COSTS

        Costs to establish the technological feasibility of computer software products are expensed as incurred. Generally, products are ready for sale upon establishment of technological feasibility. Accordingly, no software development costs have been capitalized by the Company in 1996, 1997 and 1998.

        (k)  INCOME TAXES

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

        (l)  RECLASSIFICATION

        Certain 1996 and 1997 amounts items have been reclassified to conform to the 1998 presentation.

(2)     ACQUISITION OF COMPUTER SOFTWARE AND IN-PROCESS RESEARCH AND DEVELOPMENT

        In December 1997, the Company purchased certain intellectual property rights from Three-Space Limited (TSL) for $1,241,000, consisting of $851,000 in cash and 250,000 shares of common stock. The transaction eliminated TSL's joint ownership rights in ACIS, including the Company's royalty obligation to TSL. The purchase price was allocated to the technology acquired based on their estimated fair values, including $620,000 of purchased computer software and $621,000 of in-process research and development projects. The purchased computer software will be amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition, as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

(3)     EQUIPMENT

        Equipment consists of the following (in thousands):

                                          DECEMBER 31,
                                       -------------------
                                        1997        1998
                                       -------     -------
Computer equipment ................    $ 2,400     $ 2,949
Furniture and office equipment ....        749         813
Leasehold improvements ............        181         197
                                       -------     -------
                                         3,330       3,959
Less accumulated depreciation .....     (2,185)     (2,567)
                                       -------     -------
                                       $ 1,145     $ 1,392
                                       =======     =======

(4)     NOTES PAYABLE

        In August 1998 the Company amended its revolving line of credit with a bank. The amended line of credit provides for maximum borrowings of $1,500,000 through August 2, 1999. The line of credit bears interest at the bank's prime rate. As of January 31, 1999, the Company had no borrowings under the line of credit

        IDA has issued subordinated promissory notes to two stockholders. Each promissory note bears interest at 10% per annum, and requires monthly payments of $760 through 2005. The total amount outstanding at December 31, 1998 was approximately $89,000. Annual principal maturities total approximately $13,000 through 2005.

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

        In June 1996, the Board of Directors of the Company authorized, at their discretion, the issuance of up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges of such series. As of December 31, 1998, no shares of preferred stock were outstanding.

        STOCK OPTIONS

        In July 1998, the Board of Directors of the Company approved the 1998 Non-officer Stock Option Plan (1998 Plan). Up to 225,000 shares of Common Stock may be issued pursuant to the 1998 Plan. Under the 1998 Plan, the Company may issue nonqualified stock options. Nonqualified stock options are granted at an exercise price not less than eighty-five percent (85%) of the fair market value of the stock on the date of grant. Vesting and option term, which may not exceed ten (10) years from the date of grant, are determined by the Board of Directors at the time of grant. As of December 31, 1998 options to purchase 141,000 shares of common stock under the 1998 Plan were outstanding at a weighted average exercise price of $2.33.

        In June 1996, the Board of Directors of the Company approved the 1996 Equity Incentive Plan (1996 Plan). Up to 1,125,000 shares of Common Stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may issue incentive stock options and nonqualified stock options. Incentive stock options are granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over a maximum ten-year employment period. The Company also grants nonqualified stock options under the 1996 Plan that vest over a four-year period or upon specific performance objectives, and are exercisable over a maximum ten-year period or upon completion of such objectives. As of December 31, 1998 options to purchase 862,423 shares of common stock under the 1996 Plan were outstanding at a weighted average exercise price of $2.67.

        In June 1996, the Board of Directors approved the 1996 Non-Employee Directors' Stock Option Plan (Directors' Plan). Up to 250,000 shares of Common Stock may be issued pursuant to the Directors' Plan. Stock options granted under the Directors' Plan are granted at not less than the fair market value of the stock on the date of grant, are immediately exercisable, are subject to repurchase by the Company, vest in four equal annual installments, and are exercisable over a ten-year period from date of grant. As of December 31, 1998 options to purchase 111,000 shares of common stock under the Directors' Plan were outstanding at a weighted average exercise price of $3.55.

        In August 1996, the Company's Board of Directors approved the termination, effective upon the initial public offering described above, of the Amended and Restated 1987 Stock Option Plan (1987 Plan). Under the 1987 Plan the Company issued incentive stock options and nonqualified stock options. Incentive stock options were granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over either a five-year or ten-year employment period. The Company also granted nonqualified stock options under the 1987 Plan that vest over a four-year period or upon specific performance objectives, and are exercisable over a five-year period or upon completion of such objectives. As a result of such termination, no additional options may be issued under the 1987 Plan. The options to purchase 93,507 shares of Common Stock at a weighted average exercise price of $3.64 outstanding as of December 31, 1998 will remain exercisable until they expire or terminate pursuant to their terms.

        A summary of the status of the Company's fixed option plans as of December 31, 1996, 1997 and 1998 and changes during the years then ended is presented below:

                                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1996                         1997                         1998
                                           -----------------------  ------------------------  ------------------------
                                                          WEIGHTED                  WEIGHTED                  WEIGHTED
                                                          AVERAGE                   AVERAGE                   AVERAGE
                                                          EXERCISE                  EXERCISE                  EXERCISE
                                             SHARES        PRICES      SHARES        PRICES      SHARES        PRICES
                                           ----------     --------  -----------     --------  -----------     --------
Outstanding at beginning of year ....         329,505     $   2.81      889,809     $   4.29    1,170,649     $   3.18
Granted .............................         657,872         4.81      606,825         1.97      416,800         2.12
Exercised ...........................         (13,678)        1.57      (64,496)        2.55       (1,625)        1.88
Forfeited ...........................         (83,890)        3.06     (261,489)        4.32     (377,894)        3.28
                                           ----------               -----------               -----------
Outstanding at end of year ..........         889,809         4.29    1,170,649         3.18    1,207,930         2.78
                                           ==========               ===========               ===========
Weighted-average fair value of
  options granted during the year
  at exercise prices equal to
  market price at grant date ........      $     2.56               $      1.18               $      1.33
                                           ==========               ===========               ===========

        The following table summarizes information about fixed stock options outstanding as of December 31, 1998:


                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
            --------------------------------------------------  ---------------------------------
                NUMBER      WEIGHTED-AVERAGE                        NUMBER
 RANGE OF   OUTSTANDING AT     REMAINING                        EXERCISABLE AT
 EXERCISE    DECEMBER 31,     CONTRACTUAL     WEIGHTED-AVERAGE    DECEMBER 31,   WEIGHTED-AVERAGE
  PRICES        1998             LIFE          EXERCISE PRICE        1998         EXERCISE PRICE
----------  --------------  ----------------  ----------------  --------------   ----------------
$1.63-1.75         268,366         8.6 years       $1.74               109,011        $1.75
$1.88-2.00         336,565         9.0              1.92               148,292         1.91
$2.13-3.00         290,324         7.7              2.49               120,573         2.62
$3.84-5.00         312,675         7.7              4.88               240,579         4.87
            --------------                                      --------------
                 1,207,930         8.3              2.78               618,455         3.17
            ==============                                      ==============


        The fair value of options granted during 1996, 1997 and 1998 was estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998:

                                             1996          1997          1998
                                          ---------     ---------     ---------
Risk free interest rate ..............        5.875%        5.750%        5.190%
Expected life ........................      3 years       4 years       4 years
Volatility ...........................           58%           55%           68%

        Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:

                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1996          1997          1998
                                          ---------     ---------     ---------
Net earnings (loss):
     As reported .....................    $      11     $  (1,820)    $     201
     Adjusted pro forma ..............         (310)       (2,419)         (219)
Basic earnings (loss) per share:
     As reported .....................    $    0.00     $   (0.21)    $    0.02
     Adjusted pro forma ..............        (0.09)        (0.27)        (0.02)
Diluted earnings (loss) per share:
     As reported .....................    $    0.00     $   (0.21)    $    0.02
     Adjusted pro forma ..............        (0.05)        (0.27)        (0.02)


        EMPLOYEE STOCK PURCHASE PLAN

        In June 1996, the Board of Directors approved the Employee Stock Purchase Plan. Up to 175,000 shares of common stock may be issued pursuant to the plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of shares. During 1997 and 1998 the Company issued an aggregate of 153,782 shares at an average price of $2.15.

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

        During 1993, in connection with the issuance of preferred stock, the Company issued warrants to purchase 42,915 shares of common stock at $.03 per share. These warrants were exercisable at the holders' option from February 2, 1993 through their expiration in February 1999. During 1994, a warrant for 3,435 shares of common stock, held by an existing stockholder, was exercised at $.03 per share. During 1996, two warrants for 4,091 and 19,741 shares of common stock, held by existing stockholders, were exercised at $.03 per share. In February 1999 a warrant for 15,648 shares of common stock held by an existing stockholder, was exercised at $.03 per shares.

(6) INCOME TAXES

        Tax expense for 1996 and 1997 is comprised solely of withholding taxes on foreign sales. Tax expense for 1998 consists of foreign withholding taxes for Spatial and federal and state income tax expense for IDA

        Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) before income taxes and extraordinary item as follows (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                     1996      1997     1998
                                                    -----     -----     -----
Expected income tax expense (benefit) ..........    $  56     $(581)    $ 176
Non deductible expenses, net ...................        7        11        94
Change in deferred tax valuation allowance .....       --       750        89
Withholding taxes on foreign sales .............      140        96        95
State taxes, net of federal benefit ............       --        --        38
Research and development tax credit ............      (50)     (174)     (206)
Other, net .....................................       --         8        30
                                                    -----     -----     -----
Income tax expense .............................    $ 153     $ 110     $ 316
                                                    =====     =====     =====

        The tax effects of significant temporary differences that result in deferred tax assets and liabilities are as follows (in thousands):

                                                                                DECEMBER 31,
                                                                            -------------------
                                                                              1997       1998
                                                                            -------     -------
Accounts receivable, primarily due to differences in accounting for
   bad debts ...........................................................         30          37
Property and equipment, primarily due to differences in
   Depreciation ........................................................        (24)        (51)
Deferred revenue, due to differences in revenue recognition for
   financial statement and income tax purposes .........................         19          22
Accrued expenses, primarily due to difference in the period of
   recognition for financial statement and income tax purposes .........        101         122
Purchased software, primarily due to differences in carrying values
   for financial statement and income tax purposes .....................        (37)        (94)
Research and development  and other tax credit carryforwards ...........      1,117       1,307
Net operating loss carryforwards .......................................      5,543       5,495
                                                                            -------     -------
     Total deferred tax assets .........................................      6,749       6,838
Less valuation allowance ...............................................     (6,749)     (6,838)
                                                                            =======     =======
     Net deferred tax assets ...........................................    $    --     $    --
                                                                            =======     =======


        At December 31, 1998, the Company had net operating loss carryforwards for regular income tax purposes of approximately $13,687,000, which if not utilized, expire in the years 2003 through 2012. The net operating loss carryforward at December 31, 1998 is subject to limitation under Section 382 of the Internal Revenue Code. The Company has provided a valuation allowance for the entire deferred tax balance due to uncertainty of the realization of the asset.

        The Company also has research and development credit carryforwards for income tax purposes available totaling approximately $1,295,000, which if not utilized, expire in the years 2003 through 2018. Approximately $284,000 of the total credit carryforward is also subject to limitation under Section 382 of the Internal Revenue Code.

(7)     COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

        1999...................... $  434
        2000......................    356
        2001......................     54
        2002......................      9
                                   ------
                                   $  853
                                   ======


        Rent expense was approximately $438,000, $487,000 and $528,000 in 1996, 1997 and 1998, respectively.

        The Company executed a long-term development agreement with Three-Space Limited, a United Kingdom corporation (TSL), in 1989 (the 1989 Development Agreement) obligating the Company to pay approximately $30,000 per month for specified research and marketing activities. In connection with the acquisition discussed in Note 2, the Company terminated the 1989 Development Agreement and entered into a Software Consulting Agreement with substantially the same financial obligation to the Company. Expenses under the 1989 Development Agreement were approximately $408,000, $327,000 and $400,000 in 1996, 1997 and 1998, respectively.

        The Company has entered into various licensing agreements, which require the Company to pay royalties on each sale of the licensed software products. Royalty expense under these agreements is included in costs of sales and totaled approximately $489,000, $383,000 and $291,000 in 1996, 1997 and 1998,
respectively.

        In December 1998 the Company settled a dispute with a Software Developer who, in 1995, asserted a claim for additional royalties in the amount of $551,000 based on its interpretation of the terms of its license agreement with the Company. The settlement agreement satisfied all outstanding and past royalty obligation, and extinguished all future royalties owed by the Company in connection with the technology licensed from the Software Developer.

(8)     REVENUE, SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

        Revenue by geographic area is summarized as follows (in thousands):

                                           YEARS ENDED DECEMBER 31,
                                       -----------------------------
                                         1996       1997       1998
                                       -------    -------    -------
United States .....................    $ 5,711    $ 5,893    $ 7,331
Europe ............................      2,278      2,699      4,355
Japan .............................      1,848      1,959      2,023
Other .............................        793        333        641
                                       -------    -------    -------
         Total ....................    $10,630    $10,884    $14,350
                                       =======    =======    =======


        Earnings (loss) from operations by geographic area is summarized as follows (in thousands):

                                           YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1996        1997       1998
                                       -------    --------     -------
United States .....................    $ 4,003     $ 4,209     $ 5,369
Europe ............................      1,196       1,457       2,771
Japan .............................        692         894         960
Other .............................        491         255         533
                                       -------     -------     -------
                                         6,382       6,815       9,633
Unallocated corporate expenses ....     (6,234)     (8,866)     (9,354)
                                       -------     -------     -------
         Total ....................    $   148     $(2,051)    $   279
                                       =======     =======     =======


Substantially all of the company's identifiable assets relate to domestic operations.

During 1996, 1997 and 1998 one customer accounted for 10%, 11% and 11% of the Company's revenue in each year, respectively.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information concerning directors and executive officers is set forth in the Proxy Statement under the headings "Proposal 1 - Election of Directors" and "Management", which information is incorporated herein by reference.

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

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)    Exhibits

        Exhibit
        Number          Description
        --------        -----------

        3(i).1*     --  Restated Certificate of Incorporation.
        3(i).2*     --  [Intentionally Omitted]
        3(i).2(a)*  --  Certificate of Correction to the Restated Certificate of
                        Incorporation.
        3(i).2(b)*  --  Certificate of Amendment to the Restated Certificate of
                        Incorporation.
        3(i).2(c)*  --  Certificate of Amendment to the Restated Certificate of
                        Incorporation.
        3(i).2(d)*  --  Certificate of Amendment to the Restated Certificate of
                        Incorporation.
        3(i).3*     --  Form of Restated Certificate of Incorporation to be
                        effective upon the closing of this offering to which
                        this Registration Statement relates.
        3(ii).4*    --  By-laws of the Registrant, as amended.
        3(ii).5*    --  Form of By-laws to be effective upon the closing of this offering to which this Registration Statement relates.
        4.1*        --  Reference is made to Exhibits 3(i).1 through 3(ii).2.
        4.2         --  [Intentionally Omitted]
        10.1*       --  Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with
                        related schedule.
        10.2*       --  Investment Agreement, dated as of August 12, 1986.
        10.3*       --  Investors' Rights Agreement, dated as of
                        February 4, 1993.
        10.4*       --  1996 Amended and Restated 1987 Stock Option Plan of the
                        Registrant (the "Restated Plan"), including form of
                        Incentive Stock Option and Nonstatutory Stock Option
                        under the Restated Plan.
        10.5*       --  1996 Equity Incentive Plan (the "Incentive Plan"),
                        including form of Incentive Stock Option and
                        Nonstatutory Stock Option under the Incentive Plan of
                        the Registrant.
        10.6*       --  1996 Non-Employee Directors' Stock Option Plan of the
                        Registrant (the "Directors' Plan"), including form of
                        Nonstatutory Stock Option under the Directors' Plan.
        10.7*       --  Employee Stock Purchase Plan of the Registrant and
                        related offering document.
        10.8*       --  Employment Agreement between the Registrant and
                        Karlheinz Peters, dated as of May 5, 1993.
        10.9        --  [Intentionally omitted]
        10.10*      --  Lease Agreement between the Registrant and Cottonwood
                        Development Partners, dated June 29, 1990, as amended.
        10.11       --  [Intentionally omitted]
        10.12       --  [Intentionally omitted]
        10.13*      --  Warrant to Purchase 15,648 shares of Common Stock issued by the Registrant to New York Life Insurance Company.
        10.14       --  [Intentionally omitted]
        10.15*      --  Warrant to Purchase 100,000 shares of Next Preferred
                        Stock issued by the Registrant to New York Life
                        Insurance Company.
        10.16*      --  Warrant to Purchase 200,000 shares of Next Preferred
                        Stock issued by the Registrant to Nazem & Company II,
                        L.P.
        10.17*      --  Warrant to Purchase 200,000 shares of Next Preferred
                        Stock issued by the Registrant to Benefit Capital
                        Management Corporation.
        10.18*      --  Warrant to Purchase 20,000 shares of Next Preferred
                        Stock issued by the Registrant to Silicon Valley Bank.
        10.19*      --  Warrant to Purchase 37,500 shares of Next Preferred
                        Stock issued by the Registrant to Benefit Capital
                        Management Corporation.
        10.20*      --  Warrant to Purchase 30,000 shares of Next Preferred
                        Stock issued by the Registrant to New York Life
                        Insurance Company.
        10.21*      --  Development Agreement between the Registrant and
                        Three-Space Limited, dated June 26, 1987, as amended.
        10.22*      --  Marketing Agreement between the Registrant and
                        Three-Space Limited, dated May 31, 1989, as amended.
        10.23*      --  Consultancy Agreement between the Registrant and D-Cubed
                        Ltd., dated June 19, 1991, as amended.
        10.24*      --  Technology Development and Royalty Agreement between the
                        Registrant and Autodesk, Inc., dated June 27, 1991, as amended.

        10.25*      --  Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                        August 15, 1995, as amended.
        10.26*      --  Ninth Amendment to the Development Agreement between the
                        Registrant and Three-Space Limited, dated June 26, 1987,
                        as theretofore amended (Exhibit 10.21 to this
                        Registration Statement) dated September 11, 1996.
        10.27**     --  Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                        August 15, 1995, as amended.
        10.28**     --  Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
        10.29**     --  Employment Agreement between the Registrant and R. Bruce
                        Morgan, dated as of July 1, 1997.
        10.30***    --  Technology Purchase Agreement, by and between the
                        Registrant and TSL, dated as of December 31, 1997.
        10.30a****  --  Amendment to Loan and Security Agreement between the
                        Registrant and Silicon Valley Bank, dated as of
                        August 15, 1995, as amended.
        10.31***    --  Registration Rights Agreement, by and between the
                        Registrant and TSL, dated as of December 31, 1997.
        10.32***    --  Software Consulting Agreement, by and between the
                        Registrant and TSL, dated December 31, 1997.
        10.33*****  --  Stock Purchase Agreement, by and among the Registrant,
                        InterData Access, Inc., and Shareholders of InterData
                        Access, Inc., dated December 23, 1998.
        10.34*****  --  Escrow Agreement, by and among the Registrant, InterData
                        Access, Inc., and Shareholders of InterData Access,
                        Inc., dated December 23, 1998.
        21.1*       --  List of Subsidiaries of the Registrant.
        23.1        --  Consent of KPMG LLP.
        27          --  Financial Data Schedule

* Incorporated by reference to the Issuer's Registration Statement on Form SB-2, File No. 333-5416-D, as amended.

** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

*** Incorporated by reference to the Issuer's Report on Form 8-K dated December 31, 1997.

**** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

***** Incorporated by reference to the Issuer's Report on Form 8-K dated
      December 23, 1998.


                (b)     REPORTS ON FORM 8-K

                        A Report on Form 8-K was filed with the Securities and Exchange Commission on January 7, 1999 in connection with the acquisition of IDA pursuant to the terms of the Stock Purchase Agreement (Exhibit 10.33), by and among the Company, IDA and IDA shareholders, dated as of December 23, 1998. In accordance with the terms of the Stock Purchase Agreement, the Company acquired all outstanding capital stock of IDA, totaling 827.1 shares of Common Stock, in consideration for the issuance of 1,400,000 shares of the Company's Common Stock ("Company Shares"). In connection with the Stock Purchase Agreement, the parties also executed an Escrow Agreement (Exhibit 10.34), pursuant to which ten percent (10%) of the Company Shares issued in the transaction are being held in escrow for one (1) year following the closing for the purpose of securing the indemnification obligations of the IDA stockholders.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SPATIAL TECHNOLOGY INC.


                             By: /s/ R. Bruce Morgan
                                -----------------------------------------------
                                R. Bruce Morgan
                                President, Chief Executive Officer and Director (Principal Executive and Financial Officer)


                             By: /s/ Todd S. Londa
                                -----------------------------------------------
                                Todd S. Londa
                                Vice President, Administration and
                                Corporate Controller
                                (Principal Accounting Officer)
February 22,1999

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


SIGNATURE                TITLE                                DATE
---------                -----                                ----
  /s/  Richard M. Sowar  Chairman, Director and Chief         February 22, 1999
-----------------------  Technology Officer
  Richard M. Sowar


  /s/  R. Bruce Morgan   President, Chief Executive Officer   February 22, 1999
-----------------------  and Director (Principal Executive
  R. Bruce Morgan        and Financial Officer)


  /s/  Philip E. Barak   Director                             February 22, 1999
-----------------------
  Philip E. Barak


  /s/  H. Robert Gill    Director                             February 22, 1999
-----------------------
  H. Robert Gill


  /s/  M. Thomas Hull    Director                             February 22, 1999
-----------------------
  M. Thomas Hull


  /s/  Fred F. Nazem     Director                             February 22, 1999
-----------------------
  Fred F. Nazem

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER          DESCRIPTION
        -------         -----------
        3(i).1*     --  Restated Certificate of Incorporation.
        3(i).2*     --  [Intentionally Omitted]
        3(i).2(a)*  --  Certificate of Correction to the Restated Certificate of
                        Incorporation.
        3(i).2(b)*  --  Certificate of Amendment to the Restated Certificate of
                        Incorporation.
        3(i).2(c)*  --  Certificate of Amendment to the Restated Certificate of
                        Incorporation.
        3(i).2(d)*  --  Certificate of Amendment to the Restated Certificate of
                        Incorporation.
        3(i).3*     --  Form of Restated Certificate of Incorporation to be
                        effective upon the closing of this offering to which
                        this Registration Statement relates.
        3(ii).4*    --  By-laws of the Registrant, as amended.
        3(ii).5*    --  Form of By-laws to be effective upon the closing of this offering to which this Registration Statement relates.
        4.1*        --  Reference is made to Exhibits 3(i).1 through 3(ii).2.
        4.2         --  [Intentionally Omitted]
        10.1*       --  Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with
                        related schedule.
        10.2*       --  Investment Agreement, dated as of August 12, 1986.
        10.3*       --  Investors' Rights Agreement, dated as of
                        February 4, 1993.
        10.4*       --  1996 Amended and Restated 1987 Stock Option Plan of the
                        Registrant (the "Restated Plan"), including form of
                        Incentive Stock Option and Nonstatutory Stock Option
                        under the Restated Plan.
        10.5*       --  1996 Equity Incentive Plan (the "Incentive Plan"),
                        including form of Incentive Stock Option and
                        Nonstatutory Stock Option under the Incentive Plan of
                        the Registrant.
        10.6*       --  1996 Non-Employee Directors' Stock Option Plan of the
                        Registrant (the "Directors' Plan"), including form of
                        Nonstatutory Stock Option under the Directors' Plan.
        10.7*       --  Employee Stock Purchase Plan of the Registrant and
                        related offering document.
        10.8*       --  Employment Agreement between the Registrant and
                        Karlheinz Peters, dated as of May 5, 1993.
        10.9        --  [Intentionally omitted]
        10.10*      --  Lease Agreement between the Registrant and Cottonwood
                        Development Partners, dated June 29, 1990, as amended.
        10.11       --  [Intentionally omitted]
        10.12       --  [Intentionally omitted]
        10.13*      --  Warrant to Purchase 15,648 shares of Common Stock issued by the Registrant to New York Life Insurance Company.
        10.14       --  [Intentionally omitted]
        10.15*      --  Warrant to Purchase 100,000 shares of Next Preferred
                        Stock issued by the Registrant to New York Life
                        Insurance Company.
        10.16*      --  Warrant to Purchase 200,000 shares of Next Preferred
                        Stock issued by the Registrant to Nazem & Company II,
                        L.P.
        10.17*      --  Warrant to Purchase 200,000 shares of Next Preferred
                        Stock issued by the Registrant to Benefit Capital
                        Management Corporation.
        10.18*      --  Warrant to Purchase 20,000 shares of Next Preferred
                        Stock issued by the Registrant to Silicon Valley Bank.
        10.19*      --  Warrant to Purchase 37,500 shares of Next Preferred
                        Stock issued by the Registrant to Benefit Capital
                        Management Corporation.
        10.20*      --  Warrant to Purchase 30,000 shares of Next Preferred
                        Stock issued by the Registrant to New York Life
                        Insurance Company.
        10.21*      --  Development Agreement between the Registrant and
                        Three-Space Limited, dated June 26, 1987, as amended.
        10.22*      --  Marketing Agreement between the Registrant and
                        Three-Space Limited, dated May 31, 1989, as amended.
        10.23*      --  Consultancy Agreement between the Registrant and D-Cubed
                        Ltd., dated June 19, 1991, as amended.
        10.24*      --  Technology Development and Royalty Agreement between the
                        Registrant and Autodesk, Inc., dated June 27, 1991,
                        as amended.

        EXHIBIT
        NUMBER          DESCRIPTION
        -------         -----------
        10.25*      --  Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                        August 15, 1995, as amended.
        10.26*      --  Ninth Amendment to the Development Agreement between the
                        Registrant and Three-Space Limited, dated June 26, 1987,
                        as theretofore amended (Exhibit 10.21 to this
                        Registration Statement) dated September 11, 1996.
        10.27**     --  Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                        August 15, 1995, as amended.
        10.28**     --  Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
        10.29**     --  Employment Agreement between the Registrant and R. Bruce
                        Morgan, dated as of July 1, 1997.
        10.30***    --  Technology Purchase Agreement, by and between the
                        Registrant and TSL, dated as of December 31, 1997.
        10.30a****  --  Amendment to Loan and Security Agreement between the
                        Registrant and Silicon Valley Bank, dated as of
                        August 15, 1995, as amended.
        10.31***    --  Registration Rights Agreement, by and between the
                        Registrant and TSL, dated as of December 31, 1997.
        10.32***    --  Software Consulting Agreement, by and between the
                        Registrant and TSL, dated December 31, 1997.
        10.33*****  --  Stock Purchase Agreement, by and among the Registrant,
                        InterData Access, Inc., and Shareholders of InterData
                        Access, Inc., dated December 23, 1998.
        10.34*****  --  Escrow Agreement, by and among the Registrant, InterData
                        Access, Inc., and Shareholders of InterData Access,
                        Inc., dated December 23, 1998.
        21.1*       --  List of Subsidiaries of the Registrant.
        23.1        --  Consent of KPMG LLP.
        27          --  Financial Data Schedule

* Incorporated by reference to the Issuer's Registration Statement on Form SB-2, File No. 333-5416-D, as amended.

** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

*** Incorporated by reference to the Issuer's Report on Form 8-K dated December 31, 1997.

**** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

***** Incorporated by reference to the Issuer's Report on Form 8-K dated
      December 23, 1998.