Form 10QSB
period 1999-03-31
SPATIAL TECHNOLOGY INC
filed 1999-05-14
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

Yes [X]   No [ ]

     As of April 1, 1999, there were outstanding 9,291,770 shares of the Registrant's Common Stock (par value $0.01 per share).

       Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                             SPATIAL TECHNOLOGY INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1998
              and March 31, 1999.....................................................................    3

         Condensed Consolidated Statements of Operations, three
              months ended March 31, 1998 and 1999...................................................    4

         Condensed Consolidated Statements of Cash Flows, three
              months ended March 31, 1998 and 1999...................................................    5

         Notes to Condensed Consolidated Financial Statements........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    7

PART II.  OTHER INFORMATION..........................................................................   10

Signatures...........................................................................................   11

                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (Amounts in thousands, except shares)


                                     ASSETS

                                                                                 December 31,      March 31,
                                                                                     1998            1999
                                                                                 ------------    ------------
                                                                                                  (Unaudited)
Current Assets:
     Cash and cash equivalents ...............................................   $      4,534    $      3,519
     Accounts receivable, net of allowance of $100
         and $120 in 1998 and 1999 ...........................................          3,981           5,166
     Prepaid expenses and other ..............................................            542             617
                                                                                 ------------    ------------
         Total current assets ................................................          9,057           9,302
Equipment, net ...............................................................          1,392           1,402
Purchased computer software, net .............................................          1,140           1,214
                                                                                 ------------    ------------

                                                                                 $     11,589    $     11,918
                                                                                 ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt ....................................   $         10    $          7
     Accounts payable ........................................................            626             522
     Accrued expenses ........................................................          1,203           1,297
     Deferred revenue ........................................................          1,869           2,067
                                                                                 ------------    ------------
         Total current liabilities ...........................................          3,708           3,893
                                                                                 ------------    ------------

Long-term debt, less current maturities ......................................             79              79
                                                                                 ------------    ------------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized; 9,239,791 and
         9,291,770 shares issued in 1998 and 1999, respectively...............             92              93
     Additional paid-in capital ..............................................         24,929          25,005
     Accumulated deficit .....................................................        (17,075)        (17,015)
     Other comprehensive loss ................................................           (144)           (137)
                                                                                 ------------    ------------
         Total stockholders' equity ..........................................          7,802           7,946
                                                                                 ------------    ------------

                                                                                 $     11,589    $     11,918
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

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1998            1999
                                                                    ------------    ------------
Revenue:
     License fees ...............................................   $        936    $      1,670
     Royalties ..................................................          1,002           1,277
     Maintenance and other ......................................            954           1,104
                                                                    ------------    ------------
         Total revenue ..........................................          2,892           4,051
                                                                    ------------    ------------

Cost of sales:
     License fees ...............................................             74             120
     Royalties ..................................................              7            --
     Maintenance and other ......................................             75             104
                                                                    ------------    ------------
         Total cost of sales ....................................            156             224
                                                                    ------------    ------------

Gross profit ....................................................          2,736           3,827
                                                                    ------------    ------------

Operating expenses:
     Sales and marketing ........................................          1,241           1,433
     Research and development ...................................          1,210           1,766
     General and administrative .................................            434             475
                                                                    ------------    ------------
         Total operating expenses ...............................          2,885           3,674
                                                                    ------------    ------------

         Earnings (loss) from operations ........................           (149)            153

Other income (expense):
     Interest income ............................................             65              45
     Interest expense ...........................................             (2)             (2)
     Other, net .................................................             (1)           --
                                                                    ------------    ------------
         Total other income .....................................             62              43
                                                                    ------------    ------------

         Earnings (loss) before income taxes ....................            (87)            196

Income tax expense ..............................................            105             136
                                                                    ------------    ------------

         Net earnings (loss) ....................................   $       (192)   $         60
                                                                    ============    ============



Earnings (loss) per common share:
    Basic .......................................................   $      (0.02)   $       0.01
    Diluted .....................................................   $      (0.02)   $       0.01
Weighted average number of common shares outstanding:
    Basic .......................................................          9,163           9,274
    Diluted .....................................................          9,163           9,654


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        1998            1999
                                                                    ------------    ------------
Cash flows from operating activities:
   Net earnings (loss) ..........................................   $       (192)   $         60
   Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities:
     Depreciation and amortization ..............................            111             188
     Changes in operating assets and liabilities:
       Accounts receivable ......................................           (326)         (1,185)
       Prepaid expenses and other ...............................            (32)            (75)
       Accounts payable .........................................            212            (104)
       Accrued expenses .........................................           (445)             94
       Deferred revenue .........................................            279             198
                                                                    ------------    ------------
         Net cash used by operating activities ..................           (393)           (824)
                                                                    ------------    ------------

Cash flows from investing activities:
   Additions to purchased computer software .....................           --              (150)
   Additions to equipment .......................................           (111)           (122)
                                                                    ------------    ------------
         Net cash used by investing activities ..................           (111)           (272)
                                                                    ------------    ------------

Cash flows from financing activities:
   Principal payments on debt ...................................             (5)             (3)
   Proceeds from issuance of common stock .......................             70              77
                                                                    ------------    ------------
         Net cash provided by financing activities ..............             65              74
                                                                    ------------    ------------

Foreign currency translation adjustment affecting cash ..........             (3)              7
                                                                    ------------    ------------

         Net decrease in cash and cash equivalents ..............           (442)         (1,015)

Cash and cash equivalents at beginning of period ................          5,795           4,534
                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................   $      5,353    $      3,519
                                                                    ============    ============


Supplemental disclosures:
   Cash paid for interest .......................................   $          5    $          2
                                                                    ============    ============

   Cash paid for income taxes ...................................   $        118    $         15
                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999

A. FINANCIAL STATEMENT PRESENTATION

     The accompanying audited and unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the condensed consolidated financial statements, when read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, are adequate to make the information presented not misleading.


B. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock. For the quarter ended March 31, 1998 diluted loss per share is the same as basic loss per share, as the effect of potential common stock is antidilutive.

C.       ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-KSB for the year ended December 31, 1998, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

Revenue

     Total revenue for the quarter ended March 31, 1999 increased 40% to $4.1 million from $2.9 million reported for the quarter ended March 31, 1998, reflecting an increase in all revenue categories. License fees increased 78% to $1.7 million for the first quarter of 1999 from $936,000 reported in the first quarter of 1998. Increased license fees in the first quarter of 1999 as compared to the same prior year quarter is attributed to growth in new license contracts in all sales geographies, the most significant occurring in the Company's Japanese operations. By product line, the Company's interoperability solutions products and deformable modeling technology contributed more than 50% of license fees during the first quarter of 1999, whereas traditionally the majority of the Company's license fees came from the ACIS(R) 3D toolkit, its principal product. Royalties increased 27%, growing to $1.3 million for the first quarter of 1999 from $1.0 million reported for the same quarter in 1998. Increased royalties for the quarter ended March 31, 1999 as compared to the same quarter in 1998 resulted from an increase in the number of the Company's customers shipping ACIS(R) -enabled software applications. Maintenance and other revenue increased 16% to $1.1 million for the quarter ended March 31, 1999 as compared to $954,000 reported for the quarter ended March 31, 1998. Total recurring revenue, which is comprised of royalty revenue and maintenance fees, increased 18% from the prior year period and represented 52% of total revenue during the first quarter of 1999.
     Geographically, international revenue increased 79% for the quarter ended March 31, 1999 and represented 48% of total revenue as compared to 38% for the quarter ended March 31, 1998. Increased international revenue for the quarter ended March 31, 1999 reflects an increase in the value of license contracts in Japan.

Cost of Sales

     Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales increased 44% to $224,000 for the quarter ended March 31, 1999 from $156,000 reported in the comparable prior year period. The increase in total cost of sales primarily reflects increased amortization of purchased computer software and manufacturing costs. Increased amortization of purchased computer software in the quarter ended March 31, 1999 reflects amortization of technology purchased in 1998. Increased manufacturing costs are a direct result of the Company's release and shipment of ACIS(R) 5.0 in January 1999. As a percent of total revenue, cost of sales increased to 6%, as compared to 5% for the quarter ended March 31, 1998.

Operating Expenses

     Sales and marketing expense increased 15% to $1.4 million for the quarter ended March 31, 1999 as compared to $1.2 million reported in the quarter ended March 31, 1998. Increased sales and marketing expense for the first quarter of 1999 as compared to the first quarter of 1998 is due to increased commission costs in support of revenue growth, as well as increased travel costs associated with expanded sales activity in 1999 as compared to 1998. As a percent of total revenue, sales and marketing expense decreased to 35% for the quarter ended March 31, 1999 as compared to 43% for the comparable prior year period.

     Research and development expense increased 46% to $1.8 million for the quarter ended March 31, 1999 from $1.2 million reported in the same prior year quarter. Increased research and development expense is due to increased staffing in support of increased development efforts for the Company's component product line, as well as for new product offerings developed as part of the Company's interoperability strategy, including the ACIS(R) IGES translator husk, the ACIS(R) STEP translator husk and the ACIS(R) VDA-FS translator husk. As a percent of total revenue, research and development expense increased slightly to 44% for the quarter ended March 31, 1999 from 42% for the comparable prior year quarter. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and administrative expense increased 9% to $475,000 for the quarter ended March 31, 1999 as compared to $434,000 reported for the same prior year quarter. Increased general and administrative expense is primarily due to increased professional fees in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. As a percent of total revenue, general and administrative expense decreased to 12% for the first quarter of 1999 from 15% for the first quarter of 1998.

Other Income (Expense), net

     Other income decreased $19,000 to $43,000 for the quarter ended March 31, 1999 as compared to $62,000 reported for the quarter ended March 31, 1998. Decreased other income reflects lower interest income, as a result of lower cash balances and a decrease in the interest rate in 1999 as compared to 1998.

Income Tax Expense

     Income tax expense increased $31,000 to $136,000 for the fiscal quarter ended March 31, 1999 from $105,000 reported for the same quarter in 1998 due primarily to increased withholding tax as a result of increased sales in Japan.

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

INTERNATIONAL EXPANSION

     The Company believes that international sales will continue to represent a significant portion of its total revenue, and that it will be subject to the inherent risks of conducting business internationally. Such risks include, but are not limited to, problems and delays in collecting accounts receivable, fluctuations in currency exchange rates and other uncertainties relative to regional economic circumstances. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets, or could delay collection of current or future accounts receivables. The Company has not engaged in any currency exchange hedging practices. As of March 31, 1999, the Company believes it has adequately reserved for risks associated with foreign currency transactions. However, there can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $3.5 million in cash and cash equivalents. Cash and cash equivalents decreased $1 million for the three months ended March 31, 1999, as compared to $442,000 for the comparable prior year period.

     Net cash used by operating activities was $824,000 for the three month period ended March 31, 1999 as compared to $393,000 for the three month period ended March 31, 1998. Net cash used by operations in 1999 was primarily the result of increased accounts receivable, partially offset by increased deferred revenue as well as non-cash operating items. Cash used by operations in the period ended March 31, 1998 was primarily due to decreased accrued expenses and increased accounts receivable.

     Net cash used by investing activities totaling $272,000 for the quarter ended March 31, 1999 results from $122,000 used for equipment purchases and $150,000 used for purchased computer software. Cash used for the comparable period in 1998 totaling $111,000 reflects equipment purchases.

     Net cash provided by financing activities was $74,000 for the three months ended March 31, 1999, due to proceeds in connection with the Company's employee stock purchase plan and the issuance of common stock in conjunction with the exercise of stock options.

     The Company has a revolving line of credit with a bank providing for maximum borrowings of $1,500,000. The line of credit bears interest at the bank's prime rate and matures in August of 1999. As of March 31, 1999, the Company had no borrowings under this line of credit.

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





                                       SPATIAL TECHNOLOGY INC.



Date May 14, 1999                      /s/ R. Bruce Morgan
                                       ---------------------------------------
                                       R. Bruce Morgan
                                       President, Chief Executive Officer, and
                                       Director (Principal Executive and
                                       Financial Officer)

                                       /s/ Todd S. Londa
                                       ---------------------------------------
                                       Todd S. Londa
                                       Vice President, Administration and
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
     NO.            DESCRIPTION
     -------        -----------
       27           Financial Data Schedule