Form 10QSB
period 1999-06-30
SPATIAL TECHNOLOGY INC
filed 1999-08-16
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

     As of July 1, 1999, there were outstanding 9,388,701 shares of the Registrant's Common Stock (par value $0.01 per share).

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                             SPATIAL TECHNOLOGY INC.

                                      INDEX


                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1998
              and June 30, 1999......................................................................   3

         Condensed Consolidated Statements of Operations, three and six
              months ended June 30, 1998 and 1999....................................................   4

         Condensed Consolidated Statements of Cash Flows, six
              months ended June 30, 1998 and 1999....................................................   5

         Notes to Condensed Consolidated Financial Statements........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   7

PART II.  OTHER INFORMATION..........................................................................  12

Signatures...........................................................................................  14

                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (In thousands, except shares)


                                     ASSETS

                                                                                December 31,        June 30,
                                                                                    1998              1999
                                                                                ------------      ------------
                                                                                                   (Unaudited)

Current Assets:
     Cash and cash equivalents.............................................     $      4,534      $      4,032
     Accounts receivable, net of allowance of $100 and $149 in 1998 and
         1999, respectively................................................            3,981             4,121
     Prepaid expenses and other............................................              542               495
                                                                                ------------      ------------
         Total current assets..............................................            9,057             8,648
Equipment, net.............................................................            1,392             1,436
Purchased computer software, net...........................................            1,140             1,665
                                                                                ------------      ------------

                                                                                $     11,589      $     11,749
                                                                                ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt..................................     $         10      $        --
     Accounts payable......................................................              626               351
     Accrued expenses......................................................            1,203             1,806
     Deferred revenue......................................................            1,869             1,911
                                                                                ------------      ------------
         Total current liabilities.........................................            3,708             4,068
                                                                                ------------      ------------

Long-term debt, less current maturities....................................               79                --
                                                                                ------------      ------------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized;
         9,239,791 and 9,388,701 shares issued in 1998 and 1999,
         respectively......................................................               92                94
     Additional paid-in capital............................................           24,929            25,342
     Accumulated deficit...................................................          (17,075)          (17,620)
     Other comprehensive loss..............................................             (144)             (135)
                                                                                ------------      ------------
         Total stockholders' equity........................................            7,802             7,681
                                                                                ------------      ------------

                                                                                $     11,589      $     11,749
                                                                                ============      ============


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                           ------------------------     ------------------------

                                                             1998           1999          1998           1999
                                                           ---------     ----------     ---------     ----------
Revenue:
   License fees......................................      $   1,759     $    1,286     $   2,695     $    2,956
   Royalties.........................................            932          1,082         1,934          2,359
   Services..........................................            972          1,235         1,926          2,339
                                                           ---------     ----------     ---------     ----------
         Total revenue...............................          3,663          3,603         6,555          7,654
                                                           ---------     ----------     ---------     ----------

Cost of sales:
   License fees......................................             85            163           159            283
   Royalties.........................................              4              9            11              9
   Services..........................................             62            139           137            243
                                                           ---------     ----------     ---------     ----------
         Total cost of sales.........................            151            311           307            535
                                                           ---------     ----------     ---------     ----------

Gross profit.........................................          3,512          3,292         6,248          7,119
                                                           ---------     ----------     ---------     ----------

Operating expenses:
   Sales and marketing...............................          1,242          1,242         2,483          2,675
   Research and development..........................          1,376          1,664         2,586          3,430
   General and administrative........................            594            491         1,028            966
   Acquired in-process research and development......             --            500            --            500
                                                           ---------     ----------     ---------     ----------
         Total operating expenses....................          3,212          3,897         6,097          7,571
                                                           ---------     ----------     ---------     ----------

         Earnings (loss) from operations.............            300          (605)           151          (452)

Other income (expense)
   Interest income...................................             64             43           129             88
   Interest expense..................................            (6)            (3)           (8)            (5)
   Other, net........................................            (2)            (1)           (3)            (1)
                                                           ---------     ----------     ---------     ----------
         Total other income (expense)................             56             39           118             82
                                                           ---------     ----------     ---------     ----------

         Earnings (loss) before income taxes.........            356          (566)           269          (370)

Income tax expense...................................            112             39           217            175
                                                           ---------     ----------     ---------     ----------

         Net earnings (loss).........................      $     244     $     (605)    $       52    $     (545)
                                                           =========     ==========     ==========    ==========


Earnings (loss) per common share
     Basic...........................................      $    0.03     $    (0.07)    $     0.01    $    (0.06)
     Diluted.........................................      $    0.03     $    (0.07)    $     0.01    $    (0.06)

Weighted average number of shares outstanding
     Basic...........................................          9,183          9,294          9,173         9,284
     Diluted.........................................          9,277          9,294          9,274         9,284


          See accompanying notes to consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     -----------------------------
                                                                                       1998                 1999
                                                                                     ---------            --------

Cash flows from operating activities:
   Net earnings (loss)..........................................................     $      52            $   (545)
   Adjustments to reconcile net earnings (loss) to net cash provided (used)
     by operating activities excluding affects of business combination:
     Depreciation and amortization.........................................                236                 361
     Acquired in-process research and development..........................                 --                 500
     Changes in operating assets and liabilities:
       Accounts receivable.................................................               (860)               (140)
       Prepaid expenses and other..........................................                (11)                 (9)
       Accounts payable....................................................                 82                (275)
       Accrued expenses....................................................               (131)                489
       Deferred revenue....................................................                236                  42
                                                                                     ---------            --------
         Net cash provided (used) by operating activities..................               (396)                423
                                                                                     ---------            --------

Cash flows from investing activities:
   Additions to equipment..................................................               (193)               (272)
   Additions to purchased computer software................................               (101)               (650)
                                                                                     ---------            --------
         Net cash used by investing activities.............................               (294)               (922)
                                                                                     ---------            --------

Cash flows from financing activities:
   Principal payments on debt..............................................                (14)                (89)
   Proceeds from issuance of stock.........................................                 83                  77
                                                                                     ---------            --------
         Net cash provided (used) by financing activities..................                 69                 (12)
                                                                                     ---------            --------

Foreign currency translation adjustment affecting cash.....................                (12)                  9
                                                                                     ---------            --------

         Net decrease in cash and cash equivalents.........................               (633)               (502)

Cash and cash equivalents at beginning of period...........................              5,795               4,534
                                                                                     ---------            --------

Cash and cash equivalents at end of period.................................          $   5,162            $  4,032
                                                                                     =========            ========

Supplemental disclosures:
   Cash paid for interest..................................................          $      13            $      5
                                                                                     =========            ========

   Cash paid for income taxes..............................................          $     121            $     77
                                                                                     =========            ========


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

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


B.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock. For the three and six month periods ended June 30, 1999, diluted loss per share is the same as basic loss per share, as the effect of potential common stock is antidilutive. The effect of potential common stock for the three and six month periods ended June 30, 1998 is not significant.


C.   ACQUISITION

     In June 1999 the Company acquired certain assets and liabilities of Sven Technologies, Inc. ("Sven") for total consideration of $1.0 million, including $500,000 cash and 96,931 shares of common stock. In addition, the Company issued an additional 96,930 shares of common stock (the "Earnout Shares") and a warrant to purchase 250,000 shares of common stock at an exercise price of $12.50 per share (the "Warrant"). Pursuant to the purchase agreement, the Earnout Shares and Warrant are being held in escrow, and will be released to Sven upon attainment of certain performance objectives. The purchase price was allocated to the assets acquired based on their estimated fair values, including $500,000 of purchased computer software and $500,000 of in-process research and development projects. The purchased computer software will be amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

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

RESULTS OF OPERATIONS

Revenue

     Total revenue for the quarter ended June 30, 1999 decreased 2% to $3.6 million from $3.7 million reported for the quarter ended June 30, 1998. License fees decreased 27% to $1.3 million for the second quarter of 1999 from $1.8 million reported in the second quarter of 1998. The decrease in license fees for the quarter ended June 30, 1999 as compared to the comparable prior year quarter was attributable to a decrease in the number of new contracts executed for the Company's component product line, as well as a decrease in the number of orders for the Company's viewing products. Royalties increased 16% to $1.1 million for the second quarter of 1999 versus $932,000 reported for the same quarter in 1998. Increased royalties for the quarter ended June 30, 1999 as compared to the same quarter in 1998 resulted from an increase in the number of customers shipping ACIS(R)-enabled software applications, as well as increased non-refundable prepaid royalties. Service revenue, derived from the sale of maintenance contracts and the performance of training and consulting services, increased 27% to $1.2 million for the quarter ended June 30, 1999 as compared to $972,000 reported for the quarter ended June 30, 1998. The increase in service revenue resulted from the growth in the Company's installed customer base and increased training and consulting services performed for these customers.

     For the six month period ended June 30, 1999 total revenue increased 17% to $7.7 million as compared to $6.6 million reported for the same six month period in 1998, resulting from increases in all three revenue categories. License fees increased 10% to $3.0 million in the six month period ended June 30, 1999 as compared to $2.7 million reported for the comparable prior year period. The increase in license fees was primarily attributable to an increase in new license contracts in Japan in 1999 as compared to 1998. Royalties increased 22% to $2.4 million for the six month period ended June 30, 1999 as compared to $1.9 million reported for the six month period ended June 30, 1998. Increased royalties for 1999 as compared to 1998 resulted from an increase in the number of the Company's customers shipping ACIS(R)-enabled software applications as well as increased non-refundable prepaid royalties. Service revenue increased 21% to $2.3 million for the six month period ended June 30, 1999 as compared to $1.9 million reported for the comparable period in 1998, reflecting growth in the Company's installed customer base and increased services performed for these customers.

     Geographically, international revenue decreased 4% for the quarter ended June 30, 1999 and represented 48% of revenue as compared to 46% for the quarter ended June 30, 1998. Decreased international revenue for the second quarter of 1999 reflects a decrease in the number of license contracts in Europe. Domestic revenue decreased 6% for the quarter ended June 30, 1999 as compared to the same prior year quarter. For the six month period ended June 30, 1999 international revenue increased 33% and represented 48% of total revenue as compared to 42% for the comparable prior year period. The increase in the ratio of international revenue for this six month period is attributable to the growth in new license contracts in Japan. Domestic revenue increased 5% for the six month period ended June 30, 1999 as compared to the same prior year period.

Cost of  Sales

     Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales increased 106% to $311,000 for the quarter ended June 30, 1999 from $151,000 reported for the quarter ended June 30, 1998. For the six month period ended June 30, 1999 cost of sales increased 74% to $535,000 from $307,000 reported in the comparable prior year period. The increase in cost of sales for all periods presented was primarily due to increased royalty expenses to third party developers associated with certain component software translation tools, in addition to increased staffing costs associated with the Company's customer support efforts. As a percent of total revenue, cost of sales increased to 9% and 7% for the three and six months ended June 30, 1999, respectively, as compared to 4% and 5% for the comparable periods in 1998, respectively.

Operating Expenses

     Sales and marketing expense remained flat at $1.2 million for the quarters ended June 30, 1999 and 1998. For the six month period ended June 30, 1999 sales and marketing expense increased 8% to $2.7 million from $2.5 million reported for the six month period ended June 30, 1998. Increased sales and marketing expense in 1999 as compared to 1998 is due to increased commissions and travel related costs associated with increased revenue and expanded sales activities. As a percent of total revenue, sales and marketing expense increased slightly to 35% for the second quarter of 1999 as compared to 34% for the second quarter of 1998. For the six month period ended June 30, 1999 sales and marketing expense decreased as a percent of total revenue to 35% versus 38% for the same prior year period.

     Research and development expense increased 21% to $1.7 million for the quarter ended June 30, 1999 from $1.4 million reported in the same prior year quarter. For the six month period ended June 30, 1999 research and development expense increased 33% to $3.4 million from $2.6 million reported in the comparable prior year period. Increased research and development expense was due to increased staffing in support of increased development efforts for the Company's component product line, as well as for new product offerings developed as part of the Company's interoperability and internet based services strategies, including the ACIS(R) Step and Pro-E translator husks and the 3D Modelserver. As a percent of total revenue, research and development expense increased to 46% and 45% for the three and six month periods ended June 30, 1999, respectively, from 38% and 39% for the comparable prior year periods, respectively. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and administrative expense decreased 17% to $491,000 for the quarter ended June 30, 1999 from $594,000 reported for the same quarter in 1998. For the six month period ended June 30, 1999 general and administrative expense decreased 6% to $966,000 from $1.0 million reported for the comparable prior year period. Decreased general and administrative expense was primarily due to a decrease in variable compensation and travel related expenses in 1999 as compared to 1998. As a percent of total revenue, general and administrative expense decreased to 14% and 13% for the three and six month periods ended June 30, 1999, respectively, as compared to 16% for the comparable prior year periods, respectively.

Acquired In-process Research and Development

     Acquired in-process research and development expense of $500,000 in the quarter ended June 30, 1999 relates to the acquisition of certain assets and liabilities of Sven. Specifically included in this expense were amounts allocated to three separate projects which had not reached technological feasibility and had no probable alternative future uses (See Note C of Notes to Condensed Consolidated Financial Statements.) At the acquisition date each of these three projects were evaluated and it was determined that they were between 20% and 30% complete. The projects identified include development of two software components that would be sold as add-on extensions ("Husks") to the Company's ACIS 3D Toolkit and viewing product line, which are referred to as the Level of Detail Husk and Large Model Viewing Husk, respectively. The third project involves integration of the purchased technology, as well as the software components noted above, with products and internet based services the Company anticipates will be released in the second half of 1999. Taking into consideration the percentage of completion, the fair values of the Level of Detail Husk, Large Model Viewing Husk, and integration project were determined to be $130,000, $210,000 and $160,000, respectively. The method used to determine the fair values was a discounted cash flow model, that assumed a 3-5 year period of cash inflow and a 22.5% risk adjusted discount rate. The conclusion to expense the fair values of the identified projects at the date of acquisition was based on the Company's evaluation of the nature, timing and status of these projects. The Company, having substantial experience with the design, development and marketing of technical software products, concluded that the identified projects are complex, and the related technology is unique with respect to the computer engineering market segment in which it operates. Accordingly, the Company believes there are significant risks associated with completing development of the identified projects, and that failure to deliver the related products and services, and to do so according to an established schedule, may have an adverse affect on the Company's ability to execute current business strategies.

Other Income (Expense), net

     Other income decreased to $39,000 for the second quarter of 1999 as compared to $56,000 reported for the second quarter of 1998 and to $82,000 for the six month period ended June 30, 1999 from $118,000 for the comparable prior year period. Decreased other income for all periods presented reflect lower interest income, as a result of lower cash balances and a decrease in the interest rate in 1999 as compared to 1998.

Income Tax Expense

     Income tax expense decreased to $39,000 for the quarter ended June 30, 1999 as compared to $112,000 reported for the same quarter in 1998. For the six month period ended June 30, 1999 income tax expense decreased to $175,000 from $217,000 for the same period in 1998. Decreased income tax expense in 1999 as compared to 1998 is primarily due to income tax expenses incurred in the first half of 1998 of approximately $99,000 related to earnings by InterData Access, Inc. ("IDA"), whereas no such expense was incurred during the first half of 1999. In December 1998 the Company acquired all of the outstanding common stock of IDA, and accounted for the merger as a pooling of interest. Accordingly, the Company's net operating loss carry forwards were not available to offset IDA's taxable income for 1998. The remaining amount expensed in 1998, as well as the 1999 expense, includes an income tax liability for the Company's Japanese subsidiary in addition to withholding taxes on foreign sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had $4.0 million in cash and cash equivalents. Cash and cash equivalents decreased $502,000 for the six months ended June 30, 1999, as compared to $633,000 for the comparable prior year period.

     Net cash provided by operating activities was $423,000 for the six month period ended June 30, 1999 as compared to net cash used by operations of $396,000 for the six month period ended June 30, 1998. Net cash provided by operations in 1999 was primarily the result of increased accrued liabilities associated with cash payments to be made by the Company to Sven in the third and fourth quarters of 1999 in connection with the Sven acquisition, partially offset by increased accounts receivable and decreased accounts payable. Cash used by operations in the six month period ended June 30, 1998 was primarily due to an increase in accounts receivable, partially offset by increased deferred revenue.

     Net cash used by investing activities totaling $922,000 for the six month period ended June 30, 1999 reflects $272,000 used for equipment purchases and $650,000 used for purchased computer software, including $500,000 in connection with the Sven acquisition. Cash used by investing activities during the first half of 1998 includes $193,000 for equipment purchases and $101,000 for purchased computer software.

     Net cash used by financing activities was $12,000 for the six months ended June 30, 1999, reflecting cash used for principal payments on debt partially offset by proceeds from the issuance of common stock in connection with the exercise of employee stock options. Net cash provided by financing activities in the six month period ended June 30, 1998 was $69,000 reflecting the issuance of stock in connection with the Company's employee stock purchase plan, partially offset by principal payments on debt.

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

INTERNATIONAL EXPANSION

     The Company believes that international sales will continue to represent a significant portion of its total revenue, and that it will be subject to the inherent risks of conducting business internationally. Such risks include, but are not limited to, problems and delays in collecting accounts receivable, fluctuations in currency exchange rates and other uncertainties relative to regional economic circumstances. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets, or could delay collection of current or future accounts receivables. The Company has not engaged in any currency exchange hedging practices. As of June 30, 1999, the Company believes it has adequately reserved for risks associated with foreign currency transactions. However, there can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2.   Changes in Securities:

          On June 29, 1999, we sold 193,861 shares of Common Stock and warrants to purchase 250,000 shares of Common Stock in partial consideration for certain of the assets of Sven Technologies, Inc. to one accredited investor. The issuance of the shares was exempt from registration pursuant to Rule 506 under the Securities Act of 1933.

Item 3.   Defaults on Senior Securities:

          Not Applicable

Item 4.   Submission of Matters to Vote of Security Holders:

          The Annual Meeting of the Company's Stockholders was held on May 6, 1999 in Boulder, Colorado for the following purposes:

(a) To elect directors to serve for the ensuing year and until their successors are elected and qualified. The following votes were cast by the Company's stockholders with respect to each director:

        Director              Shares Voted For       Shares Voted Withheld
        --------              ----------------       ---------------------
     Richard M. Sowar            7,763,825                  76,750
     R. Bruce Morgan             7,763,825                  76,750
     Philip E. Barak             7,763,325                  75,250
     H. Robert Gill              7,763,325                  75,250
     M. Thomas Hull              7,763,325                  75,250
     Fred F. Nazem               7,763,325                  75,250

The foregoing votes resulted in the adoption of such proposal.

(b) To approve amendments to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized thereunder from 1,125,000 to 1,350,000. The following votes were cast by the Company's stockholders with respect to the amendment to the Equity Incentive Plan:

     Shares Voted For   Shares Voted Against   Shares Voted Withheld   Abstentions   Broker Non-Votes
     ----------------   --------------------   ---------------------   -----------   ----------------
        7,688,586             118,725                    0               33,264             0

The foregoing votes resulted in the adoption of such proposal.

(c) To approve an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder from 175,000 to 300,000. The following votes were cast by the Company's stockholders with respect to the amendment to the Employee Stock Purchase Plan.

     Shares Voted For   Shares Voted Against   Shares Voted Withheld   Abstentions   Broker Non-Votes
     ----------------   --------------------   ---------------------   -----------   ----------------
        7,765,300              56,250                    0               19,025             0

The foregoing votes resulted in the adoption of such proposal.

(d) To ratify the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The following votes were cast by the Company's stockholders with respect to the ratification of the Company's auditors:

     Shares Voted For   Shares Voted Against   Shares Voted Withheld   Abstentions   Broker Non-Votes
     ----------------   --------------------   ---------------------   -----------   ----------------
        7,791,225              41,250                     0               8,100             0

The foregoing votes resulted in the adoption of such proposal.

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          a)   Exhibits

                  27        Financial Data Schedule

          b)   Reports on Form 8-K

               A report on Form 8-K was filed with the Securities and Exchange Commission on July 14, 1999 in connection with the acquisition of Sven pursuant to the terms of the Purchase Agreement (Exhibit 10.35), between the Company and Sven, dated as of June 29, 1999. In accordance with the terms of the Purchase Agreement, the Company acquired certain assets and liabilities of Sven in consideration for $500,000 cash and the issuance of 96,931 shares of the Company's Common Stock ("Company Shares"). In addition, the Company issued an additional 96,930 shares of common stock (the "Earnout Shares") and a warrant to purchase 250,000 shares of common stock at an exercise price of $12.50 per share (the "Warrant"). Pursuant to the purchase agreement, the Earnout Shares and Warrant are being held in escrow, and will be released to Sven upon attainment of certain performance objectives.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPATIAL TECHNOLOGY INC.



Date August 16, 1999                /s/ R. Bruce Morgan
     ---------------                --------------------------------------------
                                    R. Bruce Morgan
                                    President, Chief Executive Officer, and
                                    Director
                                    (Principal Executive and Financial Officer)


                                    /s/ Todd S. Londa
                                    --------------------------------------------
                                    Todd S. Londa
                                    Vice President, Administration and Corporate
                                    Controller  (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27            Financial Data Schedule