Form 10QSB
period 1999-09-30
SPATIAL TECHNOLOGY INC
filed 1999-11-15
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURTIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                                  (303) 544-2900
                               (Registrant's telephone number, including area code)


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

     As of October 1, 1999, there were outstanding 9,404,596 shares of the Registrant's Common Stock (par value $0.01 per share).

   Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                 ------  -----

                             SPATIAL TECHNOLOGY INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets, December 31, 1998
              and September 30, 1999.................................................................   3

         Condensed Consolidated Statements of Operations, three and nine
              months ended September 30, 1998 and 1999...............................................   4

         Condensed Consolidated Statements of Cash Flows, nine
              months ended September 30, 1998 and 1999...............................................   5

         Notes to Condensed Consolidated Financial Statements........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   7

PART II.  OTHER INFORMATION..........................................................................  12

Signatures...........................................................................................  13

                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (In thousands, except shares)

                                     ASSETS

                                                                                December 31,       September 30,
                                                                                    1998                1999
                                                                              -----------------   -----------------
                                                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents.............................................           $  4,534            $  2,711
     Accounts receivable, net of allowance of $100 and $199 in 1998 and
         1999, respectively................................................              3,981               4,842
     Prepaid expenses and other............................................                542                 548
                                                                                   ------------         -----------
         Total current assets..............................................              9,057               8,101
Equipment, net.............................................................              1,392               1,549
Purchased computer software, net...........................................              1,140               1,636
                                                                                   ------------         -----------
                                                                                      $ 11,589            $ 11,286
                                                                                   ============         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt                                             $     10            $     --
     Accounts payable......................................................                626                 618
     Accrued expenses......................................................              1,203               1,380
     Deferred revenue......................................................              1,869               2,083
                                                                                   ------------         -----------
         Total current liabilities.........................................              3,708               4,081
                                                                                   ------------         -----------
Long-term debt, less current maturities....................................                 79                  --
                                                                                   ------------         -----------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized; 9,239,791 and
         9,404,596 shares issued in 1998 and 1999, respectively........

                                                                                            92                  94
     Additional paid-in capital............................................             24,929              25,388
     Accumulated deficit...................................................            (17,075)            (18,130)
     Other comprehensive loss..............................................               (144)               (147)
                                                                                   ------------         -----------
         Total stockholders' equity........................................              7,802               7,205
                                                                                   ------------         -----------
                                                                                      $ 11,589            $ 11,286
                                                                                   ============         ===========

     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                         -------------------------    -------------------------
                                                             1998          1999          1998           1999
                                                         ----------    -----------    ----------    -----------
Revenue:
   License fees......................................        $1,760         $1,552       $ 4,455        $ 4,508
   Royalties.........................................           919          1,046         2,853          3,405
   Services..........................................           933          1,177         2,859          3,516
                                                          ----------    -----------    ----------    -----------
         Total revenue...............................         3,612          3,775        10,167         11,429
                                                          ----------    -----------    ----------    -----------
Cost of sales:
   License fees......................................           103            144           262            427
   Royalties.........................................             3             --            14              9
   Services..........................................            60            161           197            404
                                                          ----------    -----------    ----------    -----------
         Total cost of sales.........................           166            305           473            840
                                                          ----------    -----------    ----------    -----------
         Gross profit................................         3,446          3,470         9,694         10,589
                                                          ----------    -----------    ----------    -----------
Operating expenses:
   Sales and marketing...............................         1,351          1,494         3,834          4,169
   Research and development..........................         1,464          2,043         4,050          5,473
   General and administrative........................           561            444         1,589          1,410
   Acquired in-process research and development......            --             --            --            500
                                                          ----------    -----------    ----------    -----------
         Total operating expenses....................         3,376          3,981         9,473         11,552
                                                          ----------    -----------    ----------    -----------
         Earnings (loss) from operations.............            70           (511)          221           (963)
Other income (expense):
   Interest income...................................            59             39           188            127
   Interest expense..................................            (4)            --           (12)            (5)
   Other, net........................................            (2)             1            (5)            --
                                                          ----------    -----------    ----------    -----------
         Total other income..........................            53             40           171            122
                                                          ----------    -----------    ----------    -----------
         Earnings (loss) before income taxes.........           123           (471)          392           (841)
Income tax expense...................................            33             39           250            214
                                                          ----------    -----------    ----------    -----------
         Net earnings (loss).........................        $   90         $ (510)      $   142        $(1,055)
                                                          ==========    ===========    ==========    ===========
Earnings (loss) per common share:
     Basic...........................................        $ 0.01         $(0.05)      $  0.02        $ (0.11)
     Diluted.........................................        $ 0.01         $(0.05)      $  0.02        $ (0.11)

Weighted average number of shares outstanding:
     Basic...........................................         9,212          9,400         9,186          9,323
     Diluted.........................................         9,306          9,400         9,266          9,323

          See accompanying notes to consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              -------------------------------------
                                                                                    1998                1999
                                                                              -----------------   -----------------
Cash flows from operating activities:
   Net income (loss)............................................................       $   142            $ (1,055)
   Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
     Acquired in-process research and development..........................                 --                 500
     Depreciation and amortization.........................................                385                 574
     Changes in operating assets and liabilities excluding affects of business combination:
       Accounts receivable.................................................             (1,085)               (861)
       Prepaid expenses and other..........................................                (90)                (62)
       Accounts payable....................................................                186                  (8)
       Accrued expenses....................................................                (46)                 63
       Deferred revenue....................................................                281                 214
                                                                                   ------------         -----------
         Net cash used by operating activities.............................               (227)               (635)
                                                                                   ------------         -----------
Cash flows from investing activities:
   Additions to equipment..................................................               (332)               (525)
   Additions to purchased computer software................................               (296)               (694)
                                                                                   ------------         -----------
         Net cash used by investing activities.............................               (628)             (1,219)
                                                                                   ------------         -----------
Cash flows from financing activities:
   Principal payments on debt..............................................                (21)                (89)
   Proceeds from issuance of stock.........................................                180                 123
                                                                                   ------------         -----------
         Net cash provided by financing activities.........................                159                  34
                                                                                   ------------         -----------
Foreign currency translation adjustment affecting cash.....................                (22)                 (3)
                                                                                   ------------         -----------
         Net decrease in cash and cash equivalents.........................               (718)             (1,823)
Cash and cash equivalents at beginning of period...........................              5,795               4,534
                                                                                   ------------         -----------
Cash and cash equivalents at end of period.................................            $ 5,077             $ 2,711
                                                                                   ============         ===========

Supplemental disclosures:
   Cash paid for interest..................................................            $    20             $     5
                                                                                   ============         ===========
   Cash paid for income taxes..............................................            $   128             $   150
                                                                                   ============         ===========

     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

A. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

B. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock. For the three and nine month periods ended September 30, 1999, diluted loss per share is the same as basic loss per share, as the effect of potential common stock, consisting of common stock options, is antidilutive. The effect of potential common stock for the three and nine month periods ended September 30, 1998 is not significant

C.  ACQUISITION

     In June 1999 the Company acquired certain assets and liabilities of Sven Technologies, Inc. ("Sven") for total consideration of $1.0 million, including $500,000 cash and 96,931 shares of common stock. In addition, the Company issued an additional 96,930 shares of common stock (the "Earnout Shares") and a warrant to purchase 250,000 shares of common stock at an exercise price of $12.50 per share (the "Warrant"). Pursuant to the purchase agreement, the Earnout Shares and Warrant are being held in escrow, and will be released to Sven upon attainment of certain performance objectives. The purchase price was allocated to the assets acquired based on their estimated fair values, including $500,000 of purchased computer software and $500,000 of in-process research and development projects. The purchased computer software is being amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

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

RESULTS OF OPERATIONS

Revenue

     Total revenue for the quarter ended September 30, 1999 increased 5% to $3.8 million from $3.6 million reported for the quarter ended September 30, 1998. License fees decreased 12% to $1.6 million for the third quarter of 1999 from $1.8 million reported in the third quarter of 1998 due to a decrease in the average license fees received by the Company per contract in 1999 as compared to 1998. Decreased average license fees is the result of competition and a trend in the high-end software market towards lower up front license fees. While the Company has been anticipating this trend, it has occurred sooner than expected, and the Company expects this trend to continue in the engineering software market segment in which it operates. Accordingly, the Company has implemented a new pricing strategy beginning in the fourth quarter of 1999 that requires lower up front license fees in favor of increased fees from services in future periods. Royalties increased 14% to $1.0 million for the third quarter of 1999 as compared to $919,000 reported for the same quarter in 1998, reflecting increases in North America and Japan, partially offset by a decline in Europe. Increased royalties for the quarter ended September 30, 1999 as compared to the same quarter in 1998 were the result of an increase in the number of the Company's customers shipping ACIS(R)-enabled software applications as well as increased non-refundable prepaid royalties. Service revenue, derived from the sale of maintenance contracts and the performance of training and consulting services, advanced 26% to $1.2 million for the quarter ended September 30, 1999 as compared to $933,000 for the quarter ended September 30, 1998. The increase in service revenue results from growth in the Company's installed customer base and increased training and consulting services performed for these customers.

     For the nine month period ended September 30, 1999 total revenue increased 12% to $11.4 million as compared to $10.2 million reported for the same nine month period in 1998, reflecting increases in royalty and service revenue. License fees remained flat at $4.5 million for the quarters ended September 30, 1999 and 1998 reflecting a decrease in license fees received from the ACIS 3D toolkit offset by revenue from products introduced during 1999. While revenue from the ACIS(R) 3D Toolkit, the Company's principal product, remains the single largest contributor to revenue, JetScream and interoperability products introduced in the past nine months represent 28% of license revenue year to date. Royalties increased 19% to $3.4 million as compared to $2.9 million in 1998. Increased royalties for 1999 as compared to 1998 resulted from an increase in the number of the Company's customers shipping an ACIS-enabled software applications, specifically in Japan, in addition to increased non-refundable prepaid royalties. Service revenue increased 23% to $3.5 million from $2.9 million reported for the same prior year period. The increase in service revenue reflects growth in the Company's installed customer base and increased training and consulting services performed for these customers.

     Geographically, international revenue accounted for 48% of revenue in the quarter ended September 30, 1999 as compared to 59% in the same prior year period. Decreased international revenue for the third quarter of 1999 primarily reflects a decrease in the number of license contracts executed in Europe partially offset by an increase in contracts executed in Japan and corresponding increased license activity in North America. For the nine month period ended September 30, 1999 and 1998 international revenue remained flat at 48% of revenue.

Cost of Sales

     Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales increased 84% to $305,000 for the quarter ended September 30, 1999 from $166,000 reported for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999 cost of sales increased 78% to $840,000 from $473,000 reported in the comparable prior year period. The increase in cost of sales for all periods presented was primarily due to an increase in royalty expenses to third party developers in addition to increased staffing in support of increased revenue. As a percent of total revenue, cost of sales increased to 8% and 7% for the three and nine month periods ended September 30, 1999, as compared to 5% for the comparable periods in 1998.

Operating Expenses

     Sales and marketing expense increased 11% to $1.5 million for the quarter ended September 30, 1999 as compared to $1.4 million reported in the quarter ended September 30, 1998. For the nine month period ended September 30, 1999 sales and marketing expense increased 9% to $4.2 million from $3.8 million reported for the nine month period ended September 30, 1998. Increased sales and marketing expense in 1999 as compared to 1998 was due to increased commissions and travel related costs associated with increased headcount in support of increased revenue. As a percent of total revenue, sales and marketing expense increased to 40% for the three month period ended September 30, 1999 as compared to 37% for the comparable prior year period. For the nine month period ended September 30, 1999 sales and marketing expense decreased as a percent of total revenue to 36% versus 38% for the same prior year period.

     Research and development, expense for the quarter ended September 30, 1999 increased 40% to $2.0 million, of which $415,000 was related to the costs associated with the development of 3Dmodelserver.com, as compared to $1.5 million reported in the same prior year quarter. For the nine month period ended September 30, 1999 research and development expense increased 35% to $5.5 million from $4.0 million reported for the nine month period ended September 30, 1998. In addition to incremental research and development expenses associated with the Company's 3Dmodelserver.com product, increased research and development expense in 1999 as compared to 1998 was attributable to increased headcount in support of new interoperability products introduced in 1999. The Company expects research and development expenses to continue to increase in the foreseeable future as the Company continues to invest in the development of 3Dmodelserver.com and related Internet based services. As a percent of total revenue, research and development expense increased to 54% and 48% for the three and nine month periods ended September 30, 1999, respectively, from 41% and 40% for the comparable prior year periods, respectively. The Company accounts for research and development expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and administrative expense decreased 21% to $444,000 for the quarter ended September 30, 1999 from $561,000 reported for the same quarter in 1998. For the nine month period ended September 30, 1999 general and administrative expense decreased 11% to $1.4 million from $1.6 million reported for the comparable prior year period. Decreased general and administrative expense was principally due to lower professional fees in 1999 as compared to 1998 and decreased variable compensation related to net losses incurred in 1999. As a percent of total revenue, general and administrative expense decreased to 12% for the three and nine month periods ended September 30, 1999, respectively, as compared to 16% for the comparable prior year periods, respectively.

Acquired In-process Research and Development

     Acquired in-process research and development expense of $500,000 for the nine month period ended September 30, 1999 relates to the acquisition of certain assets and liabilities of Sven. Specifically included in this expense were amounts allocated to three separate projects which had not reached technological feasibility and had no probable alternative future uses. At the acquisition date each of these three projects were evaluated and it was determined that they were between 20% and 30% complete. The projects identified include development of two software components that will be sold as add-on extensions

("Husks") to the Company's ACIS 3D Toolkit and viewing product line, which are referred to as the Level of Detail Husk and Large Model Viewing Husk, respectively. The third project involves integration of the purchased technology, as well as the software components noted above, with products and internet based services the Company anticipates will be released in the fourth quarter of 1999. Taking into consideration the percentage of completion, the fair values of the Level of Detail Husk, Large Model Viewing Husk, and integration project were determined to be $130,000, $210,000 and $160,000, respectively. The method used to determine the fair values was a discounted cash flow model, that assumed a 3-5 year period of cash inflow and a 22.5% risk adjusted discount rate. The conclusion to expense the fair values of the identified projects at the date of acquisition was based on the Company's evaluation of the nature, timing and status of these projects. The Company, having substantial experience with the design, development and marketing of technical software products, concluded that the identified projects are complex, and the related technology is unique with respect to the computer engineering market segment in which it operates. Accordingly, the Company believes there were significant risks associated with completing development of the identified projects, and that failure to deliver the related products and services, and to do so according to an established schedule, may have had an adverse affect on the Company's ability to execute current business strategies.

Other Income (Expense), net

     Other income decreased to $40,000 for the third quarter of 1999 as compared to $53,000 reported for the third quarter of 1998 and to $122,000 for the nine month period ended September 30, 1999 from $171,000 for the comparable prior year period. Decreased other income reflects lower interest income, as a result of lower cash balances in 1999 as compared to 1998.

Income Tax Expense

     Income tax expense increased to $39,000 for the quarter ended September 30, 1999 as compared to $33,000 reported for the same quarter in 1998, reflecting increased withholding taxes on sales in Japan. For the nine month period ended September 30, 1999 income tax expense decreased to $214,000 from $250,000 for the same period in 1998 due to income tax expense incurred in 1998 of approximately $99,000 related to earnings by InterData Access, Inc. ("IDA"), whereas no such expense was incurred during the nine month period ended September 30, 1999. In December 1998 the Company acquired all of the outstanding common stock of IDA, and accounted for the merger as a pooling of interests. Accordingly, the Company's net operating loss carry forwards were not available to offset IDA's taxable income for 1998. The remaining amount expensed in 1998, as well as the 1999 expense, includes an income tax liability for the Company's Japanese subsidiary in addition to withholding taxes on foreign sales.

Net Loss

     For the three and nine month periods ended September 30, 1999 the Company incurred a net loss of $510,000 and $1.1 million, respectively. These losses were primarily due to increased research and development investments in 3Dmodelserver.com and related Internet based services, which the Company expects to release in the fourth quarter of 1999, and the one time acquired in-process research and development charge of $500,000 associated with the acquisition of Sven in June 1999 discussed above. The Company expects to continue to incur net losses in the foreseeable future as it invests in 3Dmodelserver.com and related Internet based strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $2.7 million in cash and cash equivalents. Cash and cash equivalents decreased $1.8 million for the nine months ended September 30, 1999, as compared to $718,000 for the comparable prior year period.

     Net cash used by operating activities was $635,000 for the nine month period ended September 30, 1999 as compared to $227,000 for the nine month period ended September 30, 1998. Net cash used by operations in 1999 was primarily the result of the Company's net loss in addition to increased accounts receivable. Cash used by operations in the nine month period ended September 30, 1998 was primarily due to an increase in accounts receivable, partially offset by increased deferred revenue.

     Net cash used by investing activities totaling $1.2 million for the nine month period ended September 30, 1999 reflects $525,000 used for equipment purchases and $694,000 used for purchased computer software, including $500,000 in connection with the Sven acquisition. Cash used by investing activities during the same prior year period includes $332,000 for equipment purchases and $296,000 for purchased computer software.

     Net cash provided by financing activities was $34,000 for the nine months ended September 30, 1999, reflecting proceeds from the issuance of common stock in connection with the exercise of employee stock options in addition to the Company's employee stock purchase plan partially offset by principal payments on debt. Net cash provided by financing activities in the nine month period ended September 30, 1998 was $159,000 reflecting the issuance of stock in connection with the exercise of stock options, as well as the Company's employee stock purchase plan.

     The Company has allocated significant research and development resources to its Internet based business strategy. To capitalize on this market strategy, the Company will continue to invest in infrastructure, research and development and Marketing. As a result, the Company believes that spending will continue to outpace revenue for the foreseeable future. The Company will, therefore, be required to seek sources of funding for the execution of this business strategy. Such funding may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Should the Company not be able to raise additional capital, management believes it can scale back implementation of this internet based business strategy such that cash generated form operations, together with existing cash, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

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

     The Company has been obtaining information from major vendors and service providers to determine if their systems will be Year 2000 compliant. To date, no material year 2000 risks have been identified. To the extent the Company has identified such risks, the Company has work with the appropriate third parties to mitigate such risks. However, the disruption or failure at or after the year 2000 of the systems of key vendors or service providers, as well as the failure of any contingency plans, remains a possibility and could have a material adverse effect on the Company's results of operations or financial condition.

INTERNATIONAL EXPANSION

     The Company believes that international sales will continue to represent a significant portion of its total revenue, and that it will be subject to the inherent risks of conducting business internationally. Such risks include, but are not limited to, problems and delays in collecting accounts receivable, fluctuations in currency exchange rates and other uncertainties relative to regional economic circumstances. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets, or could delay collection of current or future accounts receivables. The Company has not engaged in any currency exchange hedging practices. As of September 30, 1999, the Company believes it has adequately reserved for risks associated with foreign currency transactions. However, there can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

         On August 31, 1999 the Company was sued by Bentley Systems, Incorporated in the United States District Court for the Eastern District of Pennsylvania (Case No. 99-4383). The suit alleges trademark infringement, trademark dilution and unfair competition based on the Company's use of the domain names "www.modelserver.com" and "www.3dmodelserver.com". In the complaint Bentley Systems has requested that the Company discontinue use of "modelserver" and "3dmodelserver" in its business activities and relinquish related domain names to Bentley Systems. Further, Bentley Systems is seeking damages incurred as a consequence of any trademark infringements. In a closely-related matter on August 5, 1999, the Company has filed a trademark cancellation action against Bentley Systems before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office, seeking to cancel Bentley's registrations for its "modelserver" marks.

Item 2.  Changes in Securities:

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

                                         SPATIAL TECHNOLOGY INC.

Date November 16, 1999                   /s/ R. Bruce Morgan
                                         ---------------------------------------
                                             R. Bruce Morgan
                                             President, Chief Executive Officer,
                                             and Director (Principal Executive
                                             and Financial Officer)


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