Form 10KSB
period 1999-12-31
SPATIAL TECHNOLOGY INC
filed 2000-03-29
CIK 852437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-KSB

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

      [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

               FOR THE TRANSITION PERIOD           TO           .

                        COMMISSION FILE NUMBER 0-288-42

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

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for its most recent fiscal year were: $14,900,000.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer was $53,944,000 as of March 1, 2000.*

     The number of shares of Common Stock outstanding was 11,443,823 as of March 1, 2000.

     Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the Issuer's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1999.
---------------

* Excludes 3,377,414 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 1, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer, or that such person is controlled by or under common control with the Issuer.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SPATIAL TECHNOLOGY INC.

                          ANNUAL REPORT ON FORM 10-KSB
                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1   Description of Business.....................................     1
Item 2   Description of Property.....................................    10
Item 3   Legal Proceedings...........................................    10
Item 4   Submission of Matters to a Vote of Security Holders.........    10

                                  PART II
Item 5   Market for Common Equity and Related Stockholder Matters....    11
Item 6   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    12
Item 7   Financial Statements........................................    25
Item 8   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures...................................    38

                                  PART III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act.........................................................    38
Item 10  Executive Compensation......................................    38
Item 11  Security Ownership of Certain Beneficial Owners and
         Management..................................................    38
Item 12  Certain Relationships and Related Transactions..............    38
Item 13  Exhibits, Lists and Reports on Form 8-K.....................    39

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Spatial Technology Inc. ("Spatial" or the "Company") develops, markets and supports Web-based, business-to-business ("B2B") application services for professional engineers and state-of-the-art component 3D modeling software for companies involved with 3D application development. The Company operates predominantly in the manufacturing industry with special focus on the computer-aided design ("CAD"), manufacturing ("CAM"), engineering ("CAE") and architecture ("AEC") markets for 3D modeling software and services.

     The year 1999 involved an important strategic transition for Spatial as the Company moved to capitalize on its wealth of proprietary 3D technology and offer 3D Web-based B2B application services in addition to the Company's traditional OEM business. Spatial successfully launched its first B2B application service, 3Dshare.com, for CAD model interoperability in October 1999 and became the manufacturing industry's first Web-based application service for professional engineers. Spatial's 3Dshare.com won several industry awards during the year by addressing the issue of interoperability of 3D models. Spatial created 3DShare.com as the first Application Service under the PlanetCAD umbrella and is planning other B2B application services as part of PlanetCAD.

     Spatial continued its aggressive development schedule for the Company's flagship product ACIS 3D Toolkit and related component technology throughout 1999 as evidenced by five significant releases: ACIS 5.0, ACIS 5.1, ACIS 5.2, ACIS 5.3, and ACIS 6.0. In addition, two releases of the IntraVision family of viewing products were shipped in 1999: IntraVision 4.0 and IntraVision 4.1. Through 1999, Spatial continues to lead the 3D modeling field with a total of 550 ACIS licensees, more than 210 ACIS-based applications and over 1.5 million end-user seats of ACIS-based products.

     Spatial also completed two significant acquisitions during the year that brought strategic products and talented people to the Company. In July, Spatial acquired Sven Technologies of Palo Alto, California ("Sven") to extend the Company's line of viewing related products and to secure significant Internet experience. In December, the Company acquired MetroCAD of Saarbrucken, Germany to gain expertise and products for creating 3D digital models from clouds of points gathered from hardware devices such as laser scanners.

     Entering 2000, the Company now operates two divisions, the PlanetCAD Division and the Component Technology Division. The PlanetCAD Division is focused on the development, marketing, sales, support and integration of 3D B2B application services and supporting technology. The Component Technology Division develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD Division.

     Spatial maintains its corporate office in Boulder, Colorado from which all executive, marketing, finance, administrative and most research and development functions are executed. The Company's PlanetCAD Division is based in San Francisco, California and Boulder, Colorado. The Company has four wholly-owned subsidiaries: Spatial Technology GmbH (Germany), Spatial Technology K.K. (Japan), and Spatial Technology Ltd. (England) each of which assist in regional sales and licensing of the Company's Component Products and PlanetCAD Enterprise Products, internationally, and InterData Access Inc., also located in Boulder.

PLANETCAD

     3DShare.com is the first application services to be marketed through PlanetCAD. 3Dshare.com is a 3D model healing and translation service which enables interoperability among various CAD/CAM/CAE software applications. As of March 2000, 3Dshare.com had more than 6,000 registered users. However, PlanetCAD is designed to become a vertical portal and application service provider (ASP) for manufacturing and design engineers who use mechanical engineering (CAD/CAM/CAE) software. PlanetCAD will provide a business-to-business (B2B) platform for delivering a broad set of Web-hosted software applications, e-commerce, content, and community services to the more than 10 million professional manufacturing and design engineers worldwide and throughout the digital manufacturing supply chain.

     PlanetCAD will target professional manufacturing and design engineers who use mechanical engineering software and their managers in the manufacturing supply chain. In addition to application services, PlanetCAD will generate revenue from a broad set of hardware, software, and manufacturing services e-commerce opportunities. PlanetCAD's e-commerce initiatives will target several multi-billion dollar market segments which are integral to the digital manufacturing supply chain.

     PlanetCAD will provide Web-based application and portal services to the professional manufacturing and design engineering community throughout the digital manufacturing supply chain. The division will initially focus in the area of mechanical engineering software, which is relevant to any engineer involved in the design or manufacturing of consumer and business products.

     PlanetCAD will leverage Spatial's existing base of over 550 component software licensees with an end-user installed base of over 1,500,000 users to market its portal site and Web application services. We anticipate PlanetCAD will generate revenue from four primary sources:

     - Application Services. The Company's first web-hosted application, 3DShare.com, was launched in the fourth quarter of 1999. It has won three industry awards and has registered over 6,000 users during the first three months in operation. The Company has identified several other manufacturing and design engineering software technologies and products which it intends to bring to the market via its ASP platform.

     - Enterprise Sales of its Application Services. PlanetCAD intends to embed its web-application services in an "enterprise wrapper" for intranet deployment at large customer sites. The Company will sell the enterprise version, through its own direct sales force, as well as value added resellers and integrators. Partnerships with first tier hardware companies like Hewlett Packard will be leveraged to accelerate sales of the enterprise package.

     - e-Commerce. The Company anticipates that its PlanetCAD portal will generate e-commerce revenues from sales, auctions and brokerage services of engineering-oriented hardware, software, publications, and services. PlanetCAD's e-commerce initiatives address several multi-billion dollar manufacturing market segments, including automobile, aircraft, computer storage devices and telephone apparatus.

     - Advertising. It is expected that PlanetCAD will provide an attractive targeted audience for advertisers seeking to sell products and services to manufacturing and design engineers.

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

     The ACIS 3D modeling software is an open, object-oriented technology that provides state-of-the-art modeling capabilities to numerous popular CAD/CAM/CAE software applications. The software has been developed in C++ and employs a modern "plug-in" architecture that lowers the cost for customer integration and for Spatial's in-house development. Spatial's software runs on Microsoft(R) Windows NT(TM), Windows(R) and the major Unix(R) operating system platforms.

     In 1999, Spatial introduced five product releases of the ACIS 3D Toolkit and introduced several component software products, including Pro/E(R) and Catia(R) data translators to ACIS SAT, and JetScream(TM) for client-based high quality visualization.

     Today, there are over 550 ACIS licensees worldwide and over 210 ACIS-enabled applications that serve more than 1.5 million end-users, making ACIS one of the most widely used 3D modeling kernels in the world. ACIS end-users can interchange models with other ACIS end-users via the ACIS SAT(TM) file format. The ACIS SAT file format is key to 3D model interoperability among ACIS-enabled applications, including ABAQUS/CAE by Hibbit, Karlsson & Sorensen, Inc., Alibre Design by Alibre Inc., AutoCAD, Inventor and Mechanical Desktop by Autodesk, Inc., CADKEY by Cadkey, Inc., Space-E by Hitachi Zosen Information Systems, GSCAD by Intergraph Corporation, IronCAD by Visionary Design Systems, Inc., Maxwell 3D Field Simulation by Ansoft Corporation, and Vellum Solids by Ashlar Inc.

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

  ACIS Component Toolkits

     ACIS 3D TOOLKIT

     The ACIS 3D Toolkit has been designed for rapid, low cost development of 3D software applications. The ACIS 3D Toolkit consists of the ACIS 3D modeling engine and a suite of component extensions to prototype and/or develop applications that make it easy to create, manipulate, visualize and interact with 3D models. Component extensions internal to the 3D Toolkit include geometry construction, which facilitates the creation of geometric shapes, graphical interaction, a graphical user interface for modeling, and basic rendering, which applies shading, coloring and other visual features to the model. The ACIS 3D Toolkit provides a powerful LISP-based scripting language allowing the Company's customers to quickly prototype ACIS-enabled 3D applications. Applications developers may also utilize an Applications Procedural Interface and direct C++ access to tightly integrate the functionality of the ACIS 3D modeling software into their 3D applications.

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

     OPTIONAL COMPONENT EXTENSIONS ("HUSKS")

     In addition to the component extensions packaged with the ACIS 3D Toolkit, the Company offers a series of optional component extensions, or "Husks", that provide more advanced and specifically targeted functionality for the ACIS 3D Toolkit. The introduction of new component extensions also enables the Company to market new products to new and existing customers. Optional component extensions are priced separately from the ACIS 3D Toolkit. Examples of component extensions include:

     - ACIS Advanced Blending Husk. ACIS Advanced Blending Husk extends the functionality of ACIS 3D Toolkit's standard blending capabilities by providing the functionality to perform a wide variety of complex blending operations. It supports a wider variety of blend types for models with increased topological and geometric complexity. The blend types include constant radius blends, edge blends, elliptical blends, fixed width blends, variable radius blends, rounded chamfer cross-sections, entity-entity blends, and more.

     - ACIS Advanced Rendering Husk. ACIS Advanced Rendering Husk is a powerful rendering and visualization tool. The Husk enables a high-degree of shading realism and functionality. It also permits more advanced manipulation of backgrounds, foregrounds, lights, materials, texture spaces, and shaders. This Husk is ideal for ACIS-enabled applications that are used to design products, cars, and aircraft; for virtual reality; and for many other 3D design and modeling applications.

     - ACIS Advanced Surfacing Husk. This Husk provides various techniques for fitting a surface through a set of curves. Skinning, lofting, and net surfaces are related techniques for creating a face from a wireframe or group of edges. Skinning passes a surface through a disjoint set of edges. Lofting starts with a surface and extends this surface to pass through a disjoint set of edges. Net surfaces stretches a surface across a set of bi-directional curves, and supports curve directional alignment and simplification to a plane, when appropriate.

     - ACIS AEC Husk. The ACIS AEC Husk provides a means to simplify the representation of a model in memory and in the SAT file format. This husk is intended strictly for architecture, engineering, and construction applications, where most of the data consists of points and straight line edges.

     - ACIS Cellular Topology Husk. The ACIS Cellular Topology Husk offers the functionality to decompose a model into smaller subregions or cells. The benefit of this is that unique information, such as material properties, can be associated with these cells. Then the material properties can be tracked as the model changes.

     - ACIS Deformable Modeling Husk. ACIS Deformable Modeling Husk brings powerful, easy-to-use deformable modeling functionality to ACIS-enabled applications. The Husk is an interactive sculpting tool for creating and manipulating free-form curves and surfaces. Its local and global editing features allow you to easily manipulate B-spline and NURB curves and surfaces to achieve a very high level of artistic design while retaining the ability to generate a precise machinable surface.

     - ACIS Healing Husk. Many 3D models from legacy systems and models that have been transferred through neutral file formats can have varying levels of precision. These models can be inaccurate and, consequently, unusable in many high-performance modeling applications. ACIS Healing Husk provides the ability to "heal" (correct) these models. The Husk detects and corrects a large percentage of tolerance inaccuracies in a model's geometry. Healing allows you to turn these inaccurate models into precise ACIS models that can easily be shared between different design environments or with downstream applications that require exact models, such as CAE and CAM.

     - ACIS JetScream Husk. The ACIS JetScream Husk delivers a continuous level of detail rendering acceleration technology for fast, high-level visual quality in 3D viewers, large CAD models, complex scenes, and more. By combining polygon decimation and adaptive polygon refinement, the ACIS JetScream Husk optimizes the number of polygons displayed, providing real-time speed and smooth, realistic 3D renderings.

     - ACIS Local Operations Husk. ACIS Local Operations Husk provides the functionality to locally manipulate the geometry of a face or a set of faces in a prescribed way, with minimal changes to model topology. The Husk supports moving faces, offsetting faces, rotating faces, tapering faces, tweaking faces, and offsetting bodies. Local operation results are fast, easy, accurate, and predictable.

     - ACIS Mesh Surfaces Husk. The Mesh Surface Husk provides a surface type capable of modeling large-scale surfaces without the performance overhead involved in solid modeling topology. By representing a surface as a network of planar polygonal elements that share vertices, the Mesh Surface Husk provides efficient representations of gridded data sets and large polygonal models for prototyping, geoscience surface modeling, and animation.

     - ACIS Precise Hidden Line Husk. ACIS Precise Hidden Line Husk detects and removes hidden lines in solids, surfaces, and wires modeled in ACIS-enabled applications, while maintaining the precision of underlying geometry. While ACIS 3D Toolkit includes the Faceted Hidden Line component for quick hidden-line representations, this optional Husk provides a very advanced degree of drawing precision for a variety of applications, such as dimensioning or drafting.

     - ACIS Shelling Husk. ACIS Shelling Husk is a special type of local operation that provides the means to create a shelled (thin walled) solid by offsetting the faces of a sheet or solid body. It defines a "thin walled" solid model by offsetting all of a solid model's faces by a specified distance. Adjacent faces, which when offset are no longer touching, are extended and re-intersected to define the boundary edges and vertices. Additionally, the Husk provides the functionality to thicken a single-sided sheet to form a 3D body. The shelling algorithm handles the disappearance of features that are no longer required, such as blends. Shelled models are used extensively in any industry manufacturing injection molded parts. ACIS Local Operations Husk is required in order to use the ACIS Shelling Husk.

     - ACIS Space Warping Husk. This Husk provides the tools for dynamically modifying a model from an OpenGL view. It overlays a body with a frame containing handles that can be grabbed with the mouse for dynamically twisting a body. This Husk uses the exclusive ACIS Laws Symbolic Math Interface. Laws are mathematical functions used for solving complex, global modeling problems.

     OPTIONAL TRANSLATOR HUSKS

     - ACIS (Direct) CATIA Translator Husk. The ACIS CATIA Translator Husk converts native CATIA files directly into the ACIS SAT file format. This optional plug-in component for ACIS also performs limited cleanup and repair of models and provides user-controlled options to tune the import of CATIA files.

     - ACIS IGES Translator Husk. ACIS IGES Translator Husk provides the functionality for exchanging geometric data in IGES format, between heterogeneous proprietary applications and precision ACIS-enabled applications. The IGES (Initial Graphics Exchange Standard) Husk performs limited cleanup and repair of models, and compensates for some of the subtle differences between IGES implementations by the various CAD applications. It provides user-controlled options to tune the import and export of IGES files.

     - ACIS (Direct) Pro/E Translator Husk. The ACIS Pro/E Translator Husk converts native Pro/ENGINEER files directly into the ACIS SAT(TM) format. This optional plug-in component for the ACIS 3D Toolkit(TM) also performs limited cleanup and repair of models and provides user-controlled options to tune the import of Pro/ENGINEER files.

     - ACIS STEP Translator Husk. ACIS STEP Translator Husk provides the functionality for exchanging geometric data in STEP format, between heterogeneous proprietary CAD/CAM/CAE products and ACIS-enabled applications. STEP (Standard for the Exchange of Product model data) is an international standard that defines a neutral file format for the exchange of geometric, topological, and annotation data. The ACIS STEP Translator Husk imports and exports STEP AP203 and STEP AP214.

     - ACIS VDA-FS Translator Husk. ACIS VDA-FS Translator Husk provides the functionality for exchanging geometric data in VDA-FS file format, between heterogeneous, proprietary applications and precision ACIS-enabled applications. The Husk performs limited cleanup and repair of the model, and compensates for some of the subtle differences between VDA-FS implementations by the various CAD applications. It provides user-controlled options to tune the import and export of VDA-FS files.

  Spatial Deformable Modeler

     Spatial Deformable Modeler brings powerful, easy-to-use deformable modeling functionality to non-ACIS applications. This product is an interactive sculpting tool for creating and manipulating free-form curves and surfaces. Its local and global editing features allow you to easily manipulate B-spline and NURB curves and surfaces to achieve a very high level of artistic design while retaining the ability to generate a precise machinable surface.

  ACIS Interoperability Solutions

     The Company develops and markets interoperability solutions to both its traditional OEM's and to large manufacturing organizations. These Interoperability Solutions are designed to help customers use and share 3D content in different areas of an organization. In addition, Interoperability Solutions create demand for ACIS-enabled applications and ACIS 3D content, thus driving sales of the Company's ACIS 3D Toolkit and generating royalty revenues for the Company.

     3DSHARE.COM

     3Dshare.com, is the CAD/CAM/CAE industry's first-ever Web-based software application for translating, repairing and improving 3D models. This application service provides engineers with a cost-effective Web solution for enhancing translated models, making them more usable in multiple engineering processes, including design, analysis, and manufacturing.

     INTRAVISION(R)

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

     INTRAVISION SOFTWARE DEVELOPER'S KIT (IVSDK)

     IVSDK is an OEM-enabled version of Spatial's IntraVISION enterprise-wide viewing solution. IVSDK offers you the ability to embed multi-format viewing, markup, measurement, and conversion functionality in your software applications; build your own viewer; create an Internet viewer plug-in; or even add support for your proprietary file formats.

     IGES QUALITY CONTROL AND DEVELOPMENT TOOLS

     Composed of three products, the IGES Toolkit provides tools for developing high-level IGES engineering applications. These components are IGESVIEW, IGES Parser/Verifier, and IGESXpert. IGESVIEW is a graphics viewer for the display, interrogation and manipulation of IGES files in their graphical form. The IGES Parser/ Verifier is a detailed analysis utility for checking conformance of an IGES file to the IGES specification and to the CALS and JAMA subsets. IGESXpert is a powerful IGES file browser and editor for the examination, flavoring, and repair of IGES files.

     ACIS 3D OPEN VIEWER

     The ACIS 3D Open Viewer is an end-user application that allows users to view models created by any ACIS-enabled application. ACIS 3D Open Viewer provides basic visualization functions for 3D CAD models and serves as a "bridge" to Microsoft Office applications, allowing users to embed 3D content within their documents and presentations.

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

  Product Data Consulting

     Interoperability customers can avail themselves of our extensive background in developing and providing a variety of custom solutions to product data integration problems. Coupled with our Interoperability solutions, Spatial offerings include:

     - Data exchange services

     - Viewing and PDM integration

     - Enterprise data modeling

     - Development and implementation of data sharing environments

CUSTOMERS

     The Company's customer base of over 2,350 licensees, including 550 OEM customers, falls into one of four categories:

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

     In order to encourage the adoption of the ACIS 3D modeling technology by the CAD market, in June 1991 the Company entered into a strategic relationship with Autodesk Inc. Pursuant to the Company's agreements with Autodesk, the Company granted a perpetual nonexclusive license of the ACIS 3D modeling engine for use in Autodesk's family of products. Autodesk paid the Company an initial license fee and is required to pay the Company royalties on a quarterly basis for products sold which incorporate the Company's ACIS 3D modeling software. In addition, Autodesk is required to pay maintenance fees which entitle Autodesk to license product upgrades as they are released. Either party may terminate upon material breach of the agreement. During 1997, 1998 and 1999 Autodesk accounted for 11%, 11%, and 10% of total revenue, respectively.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its continued growth will depend in large part on its ability to maintain and enhance its current products, develop new products and maintain technological competitiveness. The Company has built a development group with specialized expertise in geometric modeling techniques, advanced mathematics and C++ programming techniques. Spatial finished 1999 with 83 people in product development, including third party developers, 25 of whom have doctorates. The development organization is recognized as one of the technology centers of excellence for 3D modeling worldwide. During 1997, 1998, and 1999 research and development expenses were $4.6 million, $5.7 million, and $7.7 million, respectively.

     During 1999, the Company grew its research and development staff by 47%, principally to design, develop and implement the Company's Internet based business strategy. The development effort began in June 1999 and included core product, middleware and user interface development. The Company's first Web based product, 3DShare.com was released in November 1999.

     To maintain and improve its competitive position, the Company is committed to providing its customers with technological innovations and product upgrades. In January 1999, the Company released ACIS 5.0, which extended the functionality and performance of the product and provided customers with additional competitive advantages in the 3D marketplace. The Company maintains an aggressive schedule of follow-up releases, approximately every two to three months, to extend its position in the marketplace. In December 1999, the Company released version 6.0 of the ACIS 3D Toolkit, again extending the functionality and performance of its flagship product. The Company identifies customer requirements for product enhancements and new products through an analysis of current customer requests communicated through the Technical Support Department and new customer requests communicated through the Sales and Marketing Department. In order to enhance the level of communication with its customers, the Company holds an annual developer conference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We Depend on Swift and Timely Introductions of New Products, -- Our Products May Contain Undetected Errors."

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

     The Company markets its Component Toolkits to software developers worldwide through a direct sales force serviced by the Company's Boulder, Colorado facility and its sales offices in Monchengladbach, Germany and Tokyo, Japan. The Company's sales cycle for new customers of its Component Toolkits is generally three to nine months. Following identification of a prospect, the Company trains prospects in design and programming techniques. The sales cycle then entails a preliminary agreement that, for a fee, entitles the customer to a one to three month limited license primarily for product evaluation. Following a satisfactory evaluation, the Company typically licenses the ACIS 3D modeling software and other components on a non-exclusive, perpetual use basis. The Company generally ships products as orders are received and, therefore, has little or no backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Our Operating Results Fluctuate Substantially."

     The Company believes that users targeted for ACIS Interoperability Solutions will purchase substantial numbers of products and services over the Internet. Accordingly, the Company markets ACIS Interoperability Solutions products and services through the Internet via PlanetCAD, feature story writing for visual programming trade publications, and attendance at key conferences. Furthermore, the Company provides add-on Component Products ("plug-ins") through its web site for purchase and download directly by prospects with little or no intervention.

     The market for the Company's ACIS Interoperability Solutions has significantly different characteristics than the Component Toolkits. In addition, the Company anticipates a much broader market base for ACIS Interoperability Solutions. Spatial uses a multi-channel distribution model for Interoperability Solutions, employing a combination of the Company's existing direct sales force and value-added resellers who provide local sales and support, worldwide.

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

     Spatial's PlanetCAD division primarily targets its marketing efforts at manufacturing and design engineers. PlanetCAD's marketing efforts are designed to create brand awareness of PlanetCAD and its various application services, to attract end users to the PlanetCAD website, and to encourage customers to use the site. PlanetCAD engaged in a limited set of marketing activities in 1999. These activities included online and offline advertising, direct e-mail campaigns, promotions, and public relations. Currently, PlanetCAD customers pay for its Web-hosted application services using a credit card via a secure server. Currently PlanetCAD charges its customers on a pay-per-use basis.

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

  Component Toolkit Competition

     A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include, among others, Shape Data, Ltd. (a subsidiary of Unigraphics.) and Ricoh Corp. In addition, the Company also competes with in-house proprietary development programs producing modeling tools and 3D products. While the Company is not aware of any competitor providing solid modeling tools to the visual programming market, other companies may have introduced other modeling technologies to this market. Many of the Company's competitors or potential competitors have or may have significantly greater financial, management, technical and marketing resources than the Company. A variety of potential actions by any of the Company's competitors, including announcement or accelerated introduction of new or enhanced products or features, increased promotion or a reduction of product prices could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's present and future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving market requirements. The Company believes that the primary competitive factors affecting the market for the Company's products include performance, features, quality, name recognition, reputation, access to channels of distribution, the quality of documentation, customer support and price. Although the Company believes that it competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to compete effectively with respect to these or any other competitive factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Competition In Our Industry Is Intense."

  Internet B2B Competition

     PlanetCAD faces potential competition from several fronts, including both larger mechanical engineering software companies and startups. There are currently no established manufacturing and design engineering portals or ASPs, and PlanetCAD is moving quickly to establish itself as the premier player in the space. While PlanetCAD expects significant competition to emerge, the company has several unique assets that position it to compete successfully. These competitive advantages include:

     - Access to Spatial's large, existing installed base of 210 ACIS enabled software applications and over 550 licensees

     - First mover advantage

     - Exclusive access to proprietary technologies

     - Freedom from legacy engineering software infrastructure and economics

     - Ability to deliver power clients for non-server side web applications

     - Strong relationships with mechanical engineering software 3rd parties

     - Neutrality in the marketspace

INTELLECTUAL PROPERTY

     The Company regards its technology as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its products and technology. The Company has no patents with respect to its ACIS 3D modeling technology. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses portions of the technology used in the ACIS 3D modeling engine and component extensions. See "Business -- Research and Product Development." The Company also resells certain component extensions of third party software developers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We Are Dependent on Third Party Developers" and "-- We May Be Exposed To Risks of Intellectual Property and Proprietary Rights Infringement."

     While the Company is not aware that any of its products infringe the proprietary rights of any third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that it could increasingly be subject to such claims as the number of products and competitors in the 3D modeling software market grows and the functionality of such products overlaps with other industry segments. See "Risk Factors -- We May Be Exposed To Risks of Intellectual Property and Proprietary Rights Infringement."

EMPLOYEES

     As of December 31, 1999, the Company had 130 full-time employees, including 78 in product development, quality assurance and technical support, 48 in sales and marketing and 12 in administration. The Company's employees are not subject to any collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive office is located at 2425 55th Street, Suite 100, Boulder, Colorado 80301, where the Company leases approximately 23,500 square feet of office space. Monthly lease payments for this facility are approximately $29,000. The lease for this facility expires in September 2000. The Company leases approximately 5,120 square feet of additional office space in Boulder. Monthly lease payments for this space are approximately $5,000. The Company also leases approximately 3,700 square feet of office space in Westchester, Illinois and 2,400 square feet in San Francisco, California, at a monthly rate of approximately $3,000 and $6,000, respectively. In addition, the Company leases international sales offices in Monchengladbach, Germany and Tokyo, Japan.

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

                                                          1998               1999
                                                      -------------      -------------
                                                      HIGH     LOW       HIGH     LOW
                                                      -----   -----      -----   -----
First Quarter.......................................  $2.69   $1.25      $4.31   $2.69
Second Quarter......................................  $2.75   $1.75      $4.88   $2.56
Third Quarter.......................................  $2.63   $1.88      $4.94   $3.25
Fourth Quarter......................................  $3.56   $1.44      $5.88   $2.88

     As of March 1, 2000 there were approximately 103 holders of record of the Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     (b) On February 22, 2000, the Company issued an aggregate of 1,900,000 shares of Common Stock (the "Shares") to certain investors pursuant to the Stock Purchase Agreement, by and among the Company and the Investors named therein, dated February 22, 2000. The sale and issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereof. The recipients were all accredited and represented their intention to acquire the securities for investment only. Appropriate legends are affixed to the stock certificates issued in such transaction. All recipients either received adequate information about the Company or had access to such information.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 have been derived from the Company's consolidated financial statements which have been audited by KPMG LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes included in Item 7 hereof (in thousands except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 1995      1996      1997      1998      1999
                                               --------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Revenue:
  License fees...............................  $  5,318   $ 5,308   $ 4,854   $ 6,253   $ 5,412
  Royalties..................................     1,341     2,243     2,866     3,922     4,875
  Services...................................     2,687     3,079     3,164     4,175     4,613
                                               --------   -------   -------   -------   -------
          Total revenue......................     9,346    10,630    10,884    14,350    14,900
Gross profit.................................     8,397     9,612    10,059    13,586    13,768
Operating expenses:
  Sales and marketing........................     3,168     3,840     4,477     5,213     5,918
  Research and development...................     3,248     4,167     4,619     5,678     7,742
  General and administrative.................     1,284     1,457     2,393     2,097     2,362
  Acquired in-process research and
     development.............................        --        --       621        --        --
  Merger costs...............................        --        --        --       319       500
                                               --------   -------   -------   -------   -------
          Total operating expenses...........     7,700     9,464    12,110    13,307    16,522
Earnings (loss) from operations..............       697       148    (2,051)      279    (2,754)
                                               --------   -------   -------   -------   -------
          Net earnings (loss)................  $    414   $    11   $(1,820)  $   201   $(2,861)
                                               ========   =======   =======   =======   =======
Earnings (loss) per common share(1):
  Basic
     Earnings (loss) per common share........  $   0.09   $  0.00   $ (0.21)  $  0.02   $ (0.31)
  Diluted
     Earnings (loss) per common share........  $   0.05   $  0.00   $ (0.21)  $  0.02   $ (0.31)
Weighted average number of common shares
  outstanding(1)
  Basic......................................     4,419     3,411     8,849     9,199     9,345
  Diluted....................................     8,595     6,781     8,849     9,307     9,345

                                                                 DECEMBER 31,
                                               ------------------------------------------------
                                                 1995      1996      1997      1998      1999
                                               --------   -------   -------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents....................  $    225   $ 8,441   $ 5,795   $ 4,534   $ 1,324
Working capital (deficit)....................    (1,187)    7,545     5,703     5,349     1,977
Total assets.................................     3,083    11,468    10,751    11,589    10,072
Long-term debt and capital lease
  obligation.................................        --       451       249        79        --
Redeemable preferred stock(2)................    14,155        --        --        --        --
Total stockholders' equity (deficit).........   (14,714)    7,890     7,269     7,802     5,878

---------------

(1) Diluted earnings per share and weighted average common shares outstanding for 1995 and 1996 gives effect to the conversion of all outstanding shares of mandatory redeemable preferred stock into 4,099,598 shares of common stock pursuant to the Company's initial public offering ("IPO") in October 1996. As a result of the IPO in 1996, conversion of preferred stock is not applicable for 1997, 1998 and 1999.

(2) Converted to common stock in 1996.

OVERVIEW

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Risk Factors".

     Historically, the Company's core business focus has been to provide 3D modeling software, and while the Company remains committed to providing its customers with industry-leading open, component 3D modeling technology, the Company believes there is growing demand from the engineering sector for web-based business-to-business interoperability solutions and services. This includes the Company's PlanetCAD suite of internet application services for the engineering software industry. In order to pursue this opportunity, the Company expanded its focus in 1999 to encompass its Web-based business-to-business interoperability solution, 3DShare.com. This expanded focus going forward allows the Company to increase the business impact its customers derive from its Web-based interoperability solutions and allowing Customers to leverage these services to reduce time to market, interact more easily with a broader supplier base and ensure the best prices.

     The Company's Component Technologies business has three sources of revenue: license fees, royalties, and services, which include maintenance, training and consulting. License fees consist of fees paid by customers to license the Company's products for use in customers' product development efforts. Revenue from license fees is recognized upon completion of a signed contract and shipment of product. Most licensees also pay royalties based on a percentage of net revenue received from applications incorporating the ACIS 3D software. Royalty revenue is generally recognized upon receipt of payment. Maintenance revenue, consisting of fees received by the Company for customer support and product upgrades, is generally based on annual contracts recognized ratably over the period of the contract. Other revenue consists of training and consulting fees, which is recognized upon completion of a training class or performance of services, respectively. In addition, the Company expects its PlanetCAD business model will soon become an important part of the Company's overall revenue model.

     For the year ended December 31, 1999, the Company incurred a net loss of $2.9 million (or $0.31 per share) on total revenue of $14.9 million, as compared to a profit of $201,000 (or $0.02 per share) on total revenue of $14.4 million reported for 1998. The net loss for 1999 includes acquired in-process research and development charges of $500,000 in connection with the acquisition of certain assets and liabilities of Sven Technologies, Inc. in June 1999. Additionally, results for 1998 include charges associated with the acquisition of Inter Data Access, Inc. of approximately $319,000, primarily for legal, accounting and other costs associated with the integration of the two companies. Excluding acquired in-process research and development charges in 1999 and acquisition costs in 1998, the Company incurred a net loss of $2.4 million (or $0.25 per share) in 1999 as compared to a $520,000 profit in 1998. The net loss for 1999 reflects slightly increased revenue as compared to 1998, offset by significantly increased operating expenses including research and development, in connection with the Company's roll out of its first application service, 3DShare.com, higher cost of sales and lower interest income. In addition, a significant factor in the Company's performance in 1999 was lower than expected license revenue resulting from competition and a trend in the high-end software market towards lower up front license fees in favor of future services and royalty obligations. Although the Company had been anticipating this trend, it occurred sooner than expected, and the Company expects this trend to continue in the engineering software market segment in which it operates.

     The Company has experienced in the past and expects to continue to experience in the future significant fluctuations in quarterly operating results due to factors within and outside the Company's control. Because the Company's operating expenses to a large extent are fixed and are based in part on anticipated revenues, a substantial portion of which may not be generated until near the end of each quarter, the Company may be unable to adjust spending in time to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have a material adverse impact on the Company's operating results. Additionally, the Company's revenues in the Component Technologies business are historically based on low volume, high value orders. Software license fees from a single contract are often in excess of $100,000; therefore, the receipt, delay or cancellation of a minimal number of customer orders can have a dramatic impact on license fee revenues in any given period. See "Risk Factors -- Our Operating Results Fluctuate Substantially."

     As of December 31, 1999, the Company had net operating loss carryforwards totaling $16.6 million, which may be used to reduce future income taxes. Utilization of these net operating loss carryforwards may be limited under certain circumstances. See Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statement of operations data expressed as a percentage of total revenue:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1998      1999
                                                              -----     -----     -----
Revenue:
  License fees..............................................    45%       44%       36%
  Royalties.................................................    26        27        33
  Services..................................................    29        29        31
                                                               ---       ---       ---
          Total revenue.....................................   100       100       100
Gross profit................................................    92        95        92
Operating expenses:
  Sales and marketing.......................................    41        36        39
  Research and development..................................    42        40        52
  General and administrative................................    22        15        16
  Acquired in-process research and development..............     6        --        --
  Merger costs..............................................    --         2         3
                                                               ---       ---       ---
          Total operating expenses..........................   111        93       110
Earnings (loss) from operations.............................   (19)%       2%      (18)%
          Net earnings (loss)...............................   (17)%       1%      (19)%

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenue. For the year ended December 31, 1999, total revenue increased 4% to $14.9 million from $14.4 million reported for 1998, reflecting increased royalties and services, partially offset by a decline in license fees. License fees decreased 13% to $5.4 million in 1999 as compared to $6.3 million for 1998 due to a decrease in the average license fees received by the Company per contract in 1999 as compared to 1998, partially offset by license fees for new product introductions in 1999. New product introductions in 1999 represented 27% of license fees versus 39% in 1998. Decreased average license fees resulted from competition and a trend in the high-end software market towards lower up front license fees. Royalties advanced 24% to $4.9 million from $3.9 million reported in 1998, reflecting an increase in the number of the Company's customers shipping ACIS-based software applications and increased non-refundable prepaid royalties. Nonrefundable prepaid royalties increased to $1.5 million in 1999 from $330,000 reported in 1998. As a result of the trend in the high-end software market noted above, the Company expects to continue to include up front prepaid royalties with its license agreements. Service revenue, derived from the sale of maintenance contracts and the performance of training and consulting services, increased 10% to $4.6 million for 1999 as compared to $4.2 million reported in 1998. The increase in service revenue resulted from growth in the Company's installed customer base and increased consulting services performed for these customers.

     Geographically, revenue increased in Japan and the United States, partially offset by decreased revenue in Europe, Canada and Asia during 1999. Domestic revenue represented 53% of total revenue in 1999, an increase from 51% reported for 1998, reflecting an 8% increase to $7.9 million in 1999, from $7.3 million reported in 1998. International revenue remained flat at $7.0 million for 1999 and 1998. Revenue reported for Europe in 1999 decreased 14% to $3.7 million from $4.4 million reported in 1998. Revenue reported for Japan advanced 52% in 1999 to $3.1 million as compared to $2.0 million reported in the prior year period. Revenue for other geographic regions, including other parts of Asia and Canada, decreased 73% to $175,000 for 1999 from $641,000 reported for 1998.

     Cost of Sales. Total cost of sales increased 48% to $1.1 million for 1999, as compared to $764,000 reported in 1998. Cost of sales consists of royalty payments by the Company to third party developers, customer support costs, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales increased primarily due to increased staffing in customer support. Customer support expense increased $202,000 (or 103%) in 1999 as compared to the prior year as a result of increased staffing in support of an increase in the Company's installed customer base and engineering consulting services performed. Purchased computer software amortization costs increased $71,000 (or 35%) in 1999 as compared to 1998 as a result of software purchased in connection with the acquisition of Sven Technologies, Inc., as well as technology purchased in 1998. As a percent of total revenue, cost of sales increased to 8% in 1999 from 5% in 1998.

     Sales and Marketing Expense. For the year ended December 31, 1999, sales and marketing expense increased 14% to $5.9 million from $5.2 million reported in 1998. Increased sales and marketing expense for 1999 as compared to 1998 was due to higher commissions paid in Japan in support of Japan's revenue growth and an across the board increase in travel related costs. Also contributing to increased Sales and Marketing expense was the Company's increased investment in the roll out and marketing of its Internet based business, PlanetCAD. The Company expects this trend to continue in 2000 as it rapidly moves to gain market share in the ASP market space. As a percent of revenue, sales and marketing expense increased from 36% in 1998 to 40% in 1999.

     Research and Development Expense. Research and development expense increased 37% to $7.8 million for 1999 as compared to $5.7 million reported in 1998. Research and development expense was higher in 1999 as compared to 1998 due to increased staffing in support of growing development efforts to enhance the existing ACIS product line in addition to the development of a new generation of web based business to business interoperability products. Increased development efforts on existing products during 1999 produced two major product releases with significant improvements in performance and functionality. Additionally, the Company invested $1.7 million in the development of its web based interoperability product line, producing 3Dshare.com and the supporting ACIS(R) Pro-E, Catia and Step translators. The Company expects its investment in research and development to increase in 2000 with the continued expansion of software offered from its internet based business to business ASP model. As a percent of revenue, research and development expense increased from 40% in 1998 to 52% in 1999. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and Administrative Expense. General and administrative expense increased 13% to $2.4 million in 1999 from $2.1 million reported in 1998. Increased general and administrative expense for 1999 versus 1998 was primarily due to increased bad debt expense. Bad debt expense in 1999 was $569,000 as compared to $85,000 in 1998, as the Company recognized the expense related to a few large balance accounts. The Company believes future charges will not be at the level incurred in 1999. As a percent of revenue, general and administrative expense increased from 15% in 1998 to 16% in 1999.

     Acquired In-process Research and Development and Merger Costs. Acquired in-process research and development expense of $500,000 for 1999 relates to the acquisition of certain assets and liabilities of Sven. Specifically included in this expense were amounts allocated to three separate projects which had not reached technological feasibility and had no probable alternative future uses. At the acquisition date each of these three projects was evaluated and it was determined that they were between 20% and 30% complete. The projects identified include development of two software components that would be sold as add-on extensions ("Husks") to the Company's ACIS 3D Toolkit and viewing product line, which are referred to as the Level of Detail Husk and Large Model Viewing Husk, respectively. The third project involves integration of the purchased technology, as well as the software components noted above, with products and Internet based services the Company released in the fourth quarter of 1999. Taking into consideration the percentage of completion, the fair values of the Level of Detail Husk, Large Model Viewing Husk, and integration project were determined to be $130,000, $210,000 and $160,000, respectively. The method used to determine the fair values was a discounted cash flow model, that assumed a 3-5 year period of cash inflow and a 22.5% risk adjusted discount rate. The expensing of the fair values of the identified projects at the date of acquisition was based on the Company's evaluation of the nature, timing and status of these projects. The Company, having substantial experience with the design, development and marketing of technical software products, concluded that the identified projects are complex, and the related technology is unique with respect to the computer engineering market segment in which it operates. Accordingly, the Company believes there were significant risks associated with completing development of the identified projects, and that failure to deliver the related products and services, and to do so according to an established schedule, may have had an adverse effect on the Company's ability to execute current business strategies.

     Merger costs of $319,000 in 1998 related to the acquisition of IDA and represent legal, accounting and other costs associated with the integration of the two companies. (See Note 1 and 2 of Notes to Consolidated Financial Statements.)

     Other Income (Expense), Net. Other income reported in 1999 was $139,000 as compared to $238,000 in 1998, reflecting lower interest income, as a result of lower cash balances in 1999 as compared to 1998.

     Income Tax Expense. The Company's income tax expense decreased to $246,000 for 1999 from $316,000 for 1998 due to income tax expense incurred in 1998 of approximately $99,000 related to earnings by IDA, whereas no such expense was incurred in 1999. The Company's net operating loss carry forwards are not available to offset IDA's taxable income. The remaining amount expensed in 1999 and 1998 includes only withholding taxes on foreign sales. (See Note 6 of Notes to Consolidated Financial Statements.)

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

     Research and Development Expense. Research and development expense increased 23% to $5.7 million for 1998 as compared to $4.6 million reported in 1997. Research and development expense was higher in 1998 as compared to 1997 due to increased staffing in support of increased development efforts for existing products, as well as for new product offerings, including the ACIS(R) 3D Open Viewer, the ACIS(R) Healing Husk and the ACIS(R) IGES Translator Husk. Increased development efforts, on existing products during 1998 produced significantly enhanced functionality and performance, including new bending functionality, and enhanced blending capabilities. As a percent of revenue, software development costs decreased from 42% in 1997 to 40% in 1998. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs in the periods incurred.

     General and Administrative Expense. General and administrative expense decreased 12% to $2.1 million in 1998 from $2.4 million reported in 1997. Decreased general and administrative expense for 1998 as compared to 1997 reflected lower payroll related expenses as a result of a decrease in staffing levels in 1998 as compared to 1997. As a percent of revenue, general and administrative expense decreased from 22% in 1997 to 15% in 1998.

     Acquisition Related Costs. Charges associated with the December 1998 acquisition of IDA were approximately $319,000 and represent legal, accounting and other costs associated with the integration of the two companies. All of these costs were charged to operations in December 1998. Acquired in-process research and development expense of $621,000 in 1997 relates to the acquisition of certain intellectual property rights from TSL. Specifically included in this expense were amounts allocated to projects, which had not reached technological feasibility and had no probable alternative future uses. (See Note 1 and 2 of Notes to Consolidated Financial Statements.)

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

                                                                             THREE MONTHS ENDED
                                                -----------------------------------------------------------------------------
                                                MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                                 1998      1998      1998      1998      1999      1999      1999      1999
                                                -------   -------   -------   -------   -------   -------   -------   -------
                                                                               (IN THOUSANDS)
Revenue:
  License fees................................  $  936    $1,759    $1,760    $1,798    $1,670    $1,286    $1,552    $   904
  Royalties...................................   1,002       932       919     1,069     1,277     1,082     1,046      1,470
  Services....................................     954       972       933     1,316     1,104     1,235     1,177      1,097
                                                ------    ------    ------    ------    ------    ------    ------    -------
        Total revenue.........................   2,892     3,663     3,612     4,183     4,051     3,603     3,775      3,471
Gross profit..................................   2,736     3,512     3,446     3,892     3,827     3,292     3,470      3,179
Operating expenses:
  Sales and marketing.........................   1,241     1,242     1,351     1,379     1,433     1,242     1,494      1,749
  Research and development....................   1,210     1,376     1,464     1,628     1,766     1,664     2,043      2,269
  General and administrative..................     434       594       561       508       475       491       444        952
  Acquired in-process research and
    development...............................      --        --        --        --        --       500        --         --
  Merger costs................................      --        --        --       319        --        --        --         --
                                                ------    ------    ------    ------    ------    ------    ------    -------
        Total operating expenses..............   2,885     3,212     3,376     3,834     3,674     3,897     3,981      4,970
Earnings (loss) from operations...............    (149)      300        70        58       153      (605)     (511)    (1,791)
        Net earnings (loss)...................  $ (192)   $  244    $   90    $   59    $   60    $ (605)   $ (510)   $(1,806)

     Until the second quarter in 1999 the Company experienced four quarters of profitability. The net loss for three consecutive quarters beginning the quarter ended June 30, 1999 through the quarter ended December 31, 1999 is attributable to a shortfall in revenue, primarily from license fees as well as slower growth from royalty and service revenue. Also contributing to the net losses were higher operating expenses due to increased staffing and marketing activities in connection with the Company's execution of its Internet based business to business ASP model. During the quarter ended December 31, 1999, the Company recognized bad debt expense totaling $383,000. For the quarter ended June 30, 1999, the Company incurred acquired in-process research and development charges of $500,000 in connection with the acquisition of certain assets and liabilities of Sven Technology, Inc. During the quarter ended December 31, 1998, the Company charged approximately $319,000 associated with the acquisition of IDA, primarily for legal, accounting and other costs associated with the integration of the two companies.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had $1.3 million in cash and cash equivalents, reflecting a decrease of $3.2 million from 1998. The decrease in cash and cash equivalents during 1999 was primarily due to the Company's net loss and cash used in investing activities.

     Net cash used by operating activities in 1999 was $1.6 million, reflecting a net loss of $2.9 million, offset by non-cash and other adjusting items in operating activities including depreciation, amortization, accounts receivable write-off and the write-off of acquired in-process research and development. Net cash used by operating activities was $150,000 in 1998, reflecting net income of $201,000 and cash provided by increased deferred revenue and accounts payable offset by increased accounts receivable and decreased accrued expenses. Net cash used by operating activities in 1997 was $1.2 million.

     Cash used by investing activities was $1.7 million, $1.1 million, and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used by investing activities in 1999 includes $1.0 million used for capital equipment purchases, including personal computers and networking equipment to upgrade the Company's infrastructure in support of the execution of its Internet based business model. In addition, the Company used $219,000 to purchase certain technologies that are included in purchased computer software, and $500,000 in connection with the Sven acquisition. Net cash used by investing activities in 1998 includes $629,000 used for capital equipment purchases, primarily personal computers and networking equipment and $446,000 for additions to purchased computer software. Net cash used by investing activities in 1997 reflects $910,000 for equipment purchases and $851,000 in connection with the acquisition of TSL. (See Note 2 of Notes to Consolidated Financial Statements.)

     Net cash provided by financing activities was $51,000 during 1999 as compared to cash used by financing activities of $7,000 in 1998 and $391,000 provided in 1997. Net cash provided by financing activities in 1999 includes proceeds from the exercise of common stock options and the issuance of common stock pursuant to the Company's employee stock purchase plan. Net cash used by financing activities in 1998 includes principal payments on debt, partially offset by proceeds from common stock issued pursuant to the Company's employee stock purchase plan. Net cash provided by financing activities in 1997 reflects $525,000 from the issuance of common stock for cash and $319,000 in proceeds from exercise of common stock options and common stock issued under the employee stock purchase plan. Financing cash proceeds during 1997 were partially offset by cash used for principal payments on debt of $268,000 and dividend payments of $185,000.

     As of December 31, 1999, the Company had accounts receivable of approximately $4.2 million for license fees and maintenance and other fees. Typically, the Company's terms for payment on its accounts receivable are net 45 days from invoicing and shipment, and the Company typically experiences collection cycles of 45 to 60 days domestically, and longer periods for international accounts. The Company generally recognizes a substantial portion of its revenue near the end of each quarter and, as a result, the accounts receivable outstanding at the end of each quarter have averaged more than 30 days.

     As of December 31, 1999, the Company's principal source of liquidity was cash and cash equivalents totaling $1.3 million.

     As indicated in Management's Discussion and Analysis, the Company has allocated significant research and development resources to its Internet based business strategy. To capitalize on this market strategy the Company will continue to invest in its infrastructure, research and development and marketing. As a result, the Company has been actively pursuing financing alternatives to meet the capital requirements needed for the execution of this business strategy. In February 2000, the Company completed a transaction in which it sold 1.9 million shares of common stock at a price of $3.60 per share and warrants to purchase 1.2 million shares of common stock at $0.05 per warrant for $6.9 million. The warrants are exercisable at $6.50 per share. Management believes that the completion of additional funding, together with existing cash and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) was issued by the FASB in June 1998. The Company will be required to adopt SFAS No. 133 for the fiscal year ending December 31, 2001. However, because the Company does not utilize derivative financial instruments, it does not believe the impact of SFAS No. 133 will be material to our consolidated financial position or results of operations.

     In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company has adopted SOP 98-9 effective for 1999 and had no material adverse effect on the Company's consolidated financial statements.

RISK FACTORS

OUR OPERATING RESULTS FLUCTUATE SUBSTANTIALLY

     Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate due to factors that affect two of Spatial's principal sources of revenue: license fees and royalties and due to the launch of our Internet business.

     Quarterly revenues from royalties may fluctuate significantly. Revenues from royalties are based on sales by our customers of products incorporating the ACIS 3D modeling software and, therefore, our customers' sales fluctuations are reflected in our royalty revenue stream.

     Quarterly revenues from license fees may be affected by a number of factors, including:

     - the volume of orders received within a quarter;

     - demand for our products and the product mix purchased by our customers;

     - competing capital budget considerations of our customers;

     - introduction and enhancement of products by us and our competitors;

     - market acceptance of new products;

     - reviews in the industry press concerning our products or those of our competitors;

     - seasonal factors, such as the timing of new product release, year-end purchasing and trade shows;

     - delays in the introduction or availability of hardware and software products from third parties;

     - changes or anticipated changes in our pricing or that of our competitors; and

     - general economic conditions.

     - Acquisitions

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

RISKS ASSOCIATED WITH THE INTERNET

     As PlanetCAD is in the early stage of development, we take risks and there are uncertainties relating to our ability to successfully implement a new business plan. The business and prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Internet services. The risks and uncertainties include, among other things, the following:

     - we may not be able to develop awareness and brand loyalty for our products and services

     - we may not be able to anticipate and adapt to the changing market for Internet services and e-commerce

     - we may not be able to expand our sales and marketing efforts

     - we may not be able to continue to upgrade and enhance our technologies to accommodate expanded service offerings

     - we may not successfully respond to competitive developments

     - we may not be able to develop and renew strategic relationships.

     We may not be successful in accomplishing any or all of these objectives, which could materially harm our business. In this case, the value of your investment may decline.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT CONTINUING LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

     - We have not generated enough revenue to cover the substantial amounts we have invested to create, launch and enhance our Internet business. If our revenue does not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. This may, in turn, cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

     - We believe that our existing capital resources will enable us to maintain our current and planned operations at least through the end of 2000. However, if our capital requirements or revenue vary materially from our current plans or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. This financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. The financing may also dilute existing stockholders.

WE OFFER AN UNDIVERSIFIED PRODUCT LINE TO A CONCENTRATED CUSTOMER BASE

     We generate substantially all of our revenues from license fees, royalties and maintenance and training contracts relating to the ACIS 3D modeling software. Any decline in demand for the ACIS 3D modeling software could materially adversely affect our business, operating results and financial condition. Any of the following factors could cause such a decline in demand:

     - failure to achieve market acceptance of any new version of ACIS 3D;

     - increased competition;

     - technological superiority of a competitor; or

     - our failure to release new versions of ACIS 3D modeling software on a timely basis.

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

COMPETITION IN OUR INDUSTRY IS INTENSE

     The markets for our products are highly competitive, rapidly changing and subject to constant technological innovation. Participants in these markets face constant pressure to accelerate the release of new products, enhance existing products, introduce new product features and reduce prices. Many of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than us. Actions by our competitors which could materially adversely affect our business, financial condition and results of operations include:

     - a reduction in product prices;

     - increased promotion;

     - accelerated introduction of, or the announcement of, new or enhanced products or features;

     - acquisitions of software applications or technologies from third parties; or

     - product giveaways or product bundling.

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

     We also depend on our ability to attract, retain and motivate high quality personnel, especially management, skilled development personnel and sales personnel. Competition for skilled development personnel with specialized experience and training relevant to 3D modeling and web-based software is intense. There are a limited number of skilled people in the United States with the skills and training we require. As our sales force has grown, we have suffered turnover among our United States sales force that has, in some cases, delayed sales.

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

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH

     The anticipated growth in our Web-based business may place substantial demands on our managerial, operational and financial resources. Our future success will depend upon our ability to:

     - continue to enhance our PlanetCAD suite of products

     - respond to competitive developments;

     - expand our sales and marketing efforts, and

     - attract, train, motivate and retain qualified management and engineering personnel.

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

A SUBSTANTIAL PORTION OF OUR SALES ARE SUBJECT TO RISKS OF THE INTERNATIONAL MARKET

     International sales represented a substantial portion of our total revenues in 1999. We believe that international sales will continue to represent a significant portion of our total revenues. Inherent risks of conducting business internationally include:

     - unexpected changes in regulatory requirements;

     - problems and delays in collecting accounts receivable;

     - export license requirements, tariffs and other trade barriers;

     - difficulties in staffing and managing foreign operations;

     - political instability;

     - fluctuations in currency exchange rates;

     - seasonal reductions in business activity; and

     - potentially adverse tax consequences.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

     Additionally, the Company intends to file a Registration Statement on Form S-3 in order to register an aggregate of 3,100,000 shares of our common stock no later than November 2000. After such registration statement becomes effective, the shares registered thereunder will be eligible for resale in the market without restriction. Sales of any substantial number of shares of our common stock in the public market may have an adverse effect on the market price of our common stock. The average daily trading volume of our common stock has been very low. Any sustained sales of shares by our existing or future stockholders or any increase in the average volume of shares traded in the public market may adversely affect the market price of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS

                            SPATIAL TECHNOLOGY INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................
Financial Statements:
  Consolidated Balance Sheets, as of December 31, 1998 and
     1999...................................................
  Consolidated Statements of Operations, years ended
     December 31, 1997, 1998 and 1999.......................
  Consolidated Statements of Stockholders' Equity, years
     ended December 31, 1997, 1998 and 1999.................
  Consolidated Statements of Cash Flows, years ended
     December 31, 1997, 1998 and 1999.......................
  Notes to Consolidated Financial Statements................

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spatial Technology Inc.:

     We have audited the accompanying consolidated balance sheets of Spatial Technology Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatial Technology Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            KPMG LLP

Boulder, Colorado
January 27, 2000

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Current Assets:
  Cash and cash equivalents.................................  $  4,534   $  1,324
  Accounts receivable, net of allowance of $100 and $199 in
     1998 and 1999, respectively............................     3,981      4,156
  Prepaid expenses and other................................       542        691
                                                              --------   --------
          Total current assets..............................     9,057      6,171
Equipment, net (note 3).....................................     1,392      1,891
Purchased computer software, net (note 2)...................     1,140      2,010
                                                              --------   --------
          Total Assets......................................  $ 11,589   $ 10,072
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $    626   $  1,028
  Other accrued expenses....................................     1,203      1,245
  Deferred revenue..........................................     1,869      1,921
  Current maturities of long-term debt (note 4).............        10         --
                                                              --------   --------
          Total current liabilities.........................     3,708      4,194
                                                              --------   --------
Long-term debt, less current maturities (note 4)............        79         --
                                                              --------   --------
Stockholders' Equity (note 5):
  Common stock, $.01 par value; 22,500,000 shares
     authorized: 9,239,791 and 9,508,179, shares outstanding
     in 1998 and 1999, respectively.........................        92         95
  Additional paid-in capital................................    24,929     25,828
  Accumulated deficit.......................................   (17,075)   (19,936)
  Accumulated other comprehensive loss......................      (144)      (109)
                                                              --------   --------
          Total stockholders' equity........................     7,802      5,878
                                                              --------   --------
Commitments and contingencies (note 7)
          Total Liabilities and Stockholders' Equity........  $ 11,589   $ 10,072
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1998      1999
                                                              -------   -------   -------
Revenue:
  License fees..............................................  $ 4,854   $ 6,253   $ 5,412
  Royalties.................................................    2,866     3,922     4,875
  Services..................................................    3,164     4,175     4,613
                                                              -------   -------   -------
          Total revenue.....................................   10,884    14,350    14,900
                                                              -------   -------   -------
Cost of sales:
  License fees..............................................      319       461       539
  Royalties.................................................      163        39         9
  Services..................................................      343       264       584
                                                              -------   -------   -------
          Total cost of sales...............................      825       764     1,132
                                                              -------   -------   -------
          Gross profit......................................   10,059    13,586    13,768
                                                              -------   -------   -------
Operating expenses:
  Sales and marketing.......................................    4,477     5,213     5,918
  Research and development..................................    4,619     5,678     7,742
  General and administrative................................    2,393     2,097     2,362
  Acquired in-process research and development (note 2).....      621        --       500
  Merger costs (note 1).....................................       --       319        --
                                                              -------   -------   -------
          Total operating expenses..........................   12,110    13,307    16,522
                                                              -------   -------   -------
          Earnings (loss) from operations...................   (2,051)      279    (2,754)
Other income (expense):
  Interest income...........................................      382       255       146
  Interest expense..........................................      (32)      (27)       (5)
  Other, net................................................       (9)       10        (2)
                                                              -------   -------   -------
          Total other income................................      341       238       139
                                                              -------   -------   -------
          Earnings (loss) before income taxes...............   (1,710)      517    (2,615)
Income tax expense (note 6).................................      110       316       246
                                                              -------   -------   -------
          Net earnings (loss)...............................  $(1,820)  $   201   $(2,861)
                                                              =======   =======   =======
Other comprehensive income (loss):
  Foreign currency translation adjustment...................      (35)      (29)       35
                                                              -------   -------   -------
  Comprehensive income (loss)...............................  $(1,855)  $   172   $(2,826)
                                                              =======   =======   =======
Earnings (loss) per common share:
  Basic.....................................................  $ (0.21)  $  0.02   $ (0.31)
  Diluted...................................................  $ (0.21)  $  0.02   $ (0.31)
Weighted average number of common shares outstanding:
  Basic.....................................................    8,849     9,199     9,345
  Diluted...................................................    8,849     9,307     9,345

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                                     ACCUMULATED
                                       COMMON STOCK      ADDITIONAL                     OTHER           TOTAL
                                    ------------------    PAID-IN-    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES     AMOUNT    CAPITAL       DEFICIT         LOSS           EQUITY
                                    ---------   ------   ----------   -----------   -------------   -------------
Balances at January 1, 1997.......  8,385,484    $84      $23,342      $(15,456)        $ (80)         $ 7,890
Exercise of common stock options
  for cash........................     64,496      1          168            --            --              169
Common stock issued under employee
  stock purchase plan.............     56,964      1          149            --            --              150
Common stock issued for purchased
  computer software (note 2)......    250,000      2          388            --            --              390
Common stock issued for cash by
  pooled company..................    435,183      4          521            --            --              525
Purchase and retirement of
  treasury stock by pooled
  company.........................    (50,779)    (1)           1            --            --               --
Net loss..........................         --     --           --        (1,820)           --           (1,820)
Foreign currency translation
  adjustment......................         --     --           --            --           (35)             (35)
                                    ---------    ---      -------      --------         -----          -------
Balances at December 31, 1997.....  9,141,348    $91      $24,569      $(17,276)        $(115)         $ 7,269
Exercise of common stock options
  for cash........................      1,625     --            3            --            --                3
Common stock issued under employee
  stock purchase plan.............     96,818      1          179            --            --              180
Common stock options issued for
  purchased computer software and
  services........................         --     --          178            --            --              178
Net earnings......................         --     --           --           201            --              201
Foreign currency translation
  adjustment......................         --     --           --            --           (29)             (29)
                                    ---------    ---      -------      --------         -----          -------
Balances at December 31, 1998.....  9,239,791    $92      $24,929      $(17,075)        $(144)         $ 7,802
Exercise of common stock options
  and warrant for cash............     53,321      1           97            --            --               98
Common stock issued under employee
  stock purchase plan.............     21,206     --           43            --            --               43
Common stock and warrant issued in
  connection with Sven
  acquisition.....................    193,861      2          759            --            --              761
Net earnings......................         --     --           --        (2,861)           --           (2,861)
Foreign currency translation
  adjustment......................         --     --           --            --            35               35
                                    ---------    ---      -------      --------         -----          -------
Balances at December 31, 1999.....  9,508,179    $95      $25,828      $(19,936)        $(109)         $ 5,878
                                    =========    ===      =======      ========         =====          =======

          See accompanying notes to consolidated financial statements.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1998      1999
                                                              -------   -------   -------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(1,820)  $   201   $(2,861)
  Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities:
     Depreciation and amortization..........................      312       598       791
     Acquired in-process research and development...........      621        --       500
     Write-down of purchased computer software..............      200        --        --
     Provision for, and write-off of, uncollectible accounts
       receivable...........................................       --        --       383
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (858)   (1,249)     (558)
       Prepaid expenses and other...........................      (52)     (133)     (205)
       Accounts payable.....................................     (155)      320       402
       Accrued expenses.....................................      367      (286)      (72)
       Deferred revenue.....................................      145       399        52
                                                              -------   -------   -------
          Net cash used by operating activities.............   (1,240)     (150)   (1,568)
                                                              -------   -------   -------
Cash flows from investing activities:
  Additions to equipment....................................     (911)     (629)   (1,009)
  Additions to purchased computer software..................     (851)     (446)     (219)
  Cash paid for software in business combination............       --        --      (500)
                                                              -------   -------   -------
          Net cash used by investing activities.............   (1,762)   (1,075)   (1,728)
                                                              -------   -------   -------
Cash flows from financing activities:
  Principal payments on debt................................     (268)     (190)      (89)
  Dividends paid............................................     (185)       --        --
  Proceeds from issuance of common stock, net...............      525        --        --
  Proceeds from exercise of common stock options and
     warrants and purchase of common stock for cash.........      319       183       141
                                                              -------   -------   -------
          Net cash provided (used) by financing
            activities......................................      391        (7)       51
                                                              -------   -------   -------
Foreign currency translation adjustment affecting cash......      (35)      (29)       35
                                                              -------   -------   -------
          Net decrease in cash and cash equivalents.........   (2,646)   (1,261)   (3,210)
Cash and cash equivalents at beginning of period............    8,441     5,795     4,534
                                                              -------   -------   -------
Cash and cash equivalents at end of period..................  $ 5,795   $ 4,534   $ 1,324
                                                              =======   =======   =======
Supplemental cash flow information:
  Cash paid for interest....................................  $    27   $    29   $     5
                                                              =======   =======   =======
  Cash paid for income taxes................................  $   145   $   229   $   211
                                                              =======   =======   =======
Supplemental disclosure of non-cash investing activities:
  Common stock and warrants issued in business
     combination............................................  $    --   $    --   $   932
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

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Financial Statement Presentation

     Spatial Technology Inc. (Spatial or the Company) was incorporated under the laws of the State of Delaware on July 7, 1986 to design, develop, and market 3D modeling software. Spatial has three wholly owned subsidiaries that assist in the sales and licensing of the Company's products, including Spatial Technology Ltd., Spatial Technology GmbH, and Spatial Technology K.K. located in England, Germany, and Japan, respectively. In addition, the Company operates InterData Access, Inc. (IDA), a wholly owned subsidiary from its Boulder, Colorado headquarters. The Company and the subsidiaries currently operate in one business segment although the Company may establish additional business segments in the future.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  (b) Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of potential common stock, consisting only of common stock warrants and options. For the years ended December 31, 1997 and December 31, 1999, diluted loss per share is the same as basic loss per share, as the effect of potential common stock is antidilutive.

  (c) Cash and Cash Equivalents

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

  (d) Other Comprehensive Income or Loss

     Assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated using a weighted average exchange rate during the period. Net exchange gains and losses resulting from such translation are included as a separate component of stockholders' equity as other comprehensive income or loss. Gains and losses from foreign currency transactions, when applicable, are included in other income (expense). There were no significant gains or losses on foreign currency transactions during the years ended December 31, 1997, 1998 and 1999.

  (e) Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when evidence of an arrangement exists, delivery of the product has occurred, collectibility of the related receivable is assured and the vendor's fee is fixed or determinable. In addition, revenue is recognized for the multiple elements of software arrangements based upon the vendor specific objective evidence of fair value for each element. Accordingly, revenue from products or services is recognized based upon shipment of products or performance of services. In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-9, "Modification of SOP

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 clarifies certain provisions of SOP No. 97-2, and effectively defers the required adoption of those provisions until the Company's fiscal year beginning January 1, 2000. Effective January 1, 1999, the Company adopted the provision of SOP No. 98-9, and the impact on the Company's results of operations, financial position or cash flows was not material. License fee revenue is recognized upon completion of a signed contract and shipment of the software. Revenue from royalties is generally recognized upon receipt of payment. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Training and consulting revenue is recognized upon completion of the training or performance of services, respectively.

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

  (g) Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (APB 25). The Company has provided pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value based method of accounting for these plans, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)", had been applied. See note 5.

  (h) Impairment of Long-Lived Assets

     The Company accounts for long lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") which requires that long-lived assets and certain identifiable intangibles, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. In June 1997 the Company charged $200,000 to operations related to the write-down of purchased computer software as a result of a change in the Company's product development strategy, and such amount is included in research and development expense in the accompanying consolidated financial statements.

  (i) Research and Development Costs

     Costs to establish the technological feasibility of computer software products are expensed as incurred. Generally, products are ready for sale upon establishment of technological feasibility. Accordingly, no software development costs have been capitalized by the Company in 1997, 1998 and 1999.

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

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

  (k) Reclassifications

     Certain 1997 and 1998 amounts items have been reclassified to conform to the 1999 presentation.

(2) ACQUISITIONS AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In June 1999 the Company acquired certain assets and liabilities of Sven Technologies, Inc. ("Sven") for total consideration of $1.4 million, including $500,000 cash and 193,861 shares of common stock and a warrant to purchase 250,000 shares of common stock at $12.50 per share. The acquisition was accounted for using the purchase method, and the purchase price was allocated to the assets acquired based on their estimated fair values, including $932,000 of purchased computer software and $500,000 of in-process research and development projects. The purchased computer software will be amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

     The unaudited pro forma combined results of the companies, as if Sven had been acquired as of January 1, 1998 are as follows (in thousands) :

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Revenue.....................................................  $14,497   $15,014
Net loss....................................................  $  (834)  $(3,022)
Loss per share -- basic and diluted.........................  $ (0.09)  $ (0.32)

     In December 1998, the Company acquired all of the outstanding common stock of IDA in exchange for 1,400,000 shares of the Company's common stock. Established in 1983, IDA develops and markets software for the sharing, access and exchange of electronic product data throughout the manufacturing process. The merger was accounted for as a pooling of interests and, accordingly, the financial statements for all periods presented were restated to include the assets, liabilities and operations of IDA. Total charges associated with the merger were approximately $319,000 and represent legal, accounting and other costs associated with the integration of the two companies. These costs were charged to operations in December 1998.

     In December 1997, the Company purchased certain intellectual property rights from Three-Space Limited (TSL) for $1,241,000, consisting of $851,000 in cash and 250,000 shares of common stock. The transaction eliminated TSL's joint ownership rights in ACIS, including the Company's royalty obligation to TSL. The purchase price was allocated to the technology acquired based on its estimated fair values, including $620,000 of purchased computer software and $621,000 of in-process research and development projects. The purchased computer software will be amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition, as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

(3) EQUIPMENT

     Equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Computer equipment..........................................  $ 1,693   $ 2,003
Furniture and office equipment..............................      669       739
Leasehold improvements......................................      135       171
                                                              -------   -------
                                                                2,497     2,913
Less accumulated depreciation...............................   (1,105)   (1,022)
                                                              -------   -------
                                                              $ 1,392   $ 1,891
                                                              =======   =======

(4) NOTES PAYABLE

     IDA issued subordinated promissory notes to two stockholders. Each promissory note bore interest at 10% per annum, and requires monthly payments of $760 through 2005. Both promissory notes were paid in full during 1999.

(5) STOCKHOLDERS' EQUITY

  Preferred Stock

     In June 1996, the Board of Directors of the Company authorized, at their discretion, the issuance of up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges of such series. As of December 31, 1999, no shares of preferred stock were outstanding.

  Stock Options

     In July 1998, the Board of Directors of the Company approved the 1998 Non-officer Stock Option Plan (1998 Plan). Up to 505,000 shares of Common Stock may be issued pursuant to the 1998 Plan. Under the 1998 Plan, the Company may issue nonqualified stock options, which are granted at an exercise price equal to the fair market value of the stock on the date of grant. Vesting and option term, which may not exceed ten (10) years from the date of grant, are determined by the Board of Directors at the time of grant. As of December 31, 1999 options to purchase 312,200 shares of common stock under the 1998 Plan were outstanding at a weighted average exercise price of $3.55.

     In June 1996, the Board of Directors of the Company approved the 1996 Equity Incentive Plan (1996 Plan). Up to 1,350,000 shares of Common Stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may issue incentive stock options and nonqualified stock options. Incentive stock options are granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over a maximum ten-year employment period. The Company also grants nonqualified stock options under the 1996 Plan that vest over a four-year period or earlier upon the attainment of specific performance objectives, and are exercisable over a maximum ten-year period or upon attainment of such objectives. As of December 31, 1999 options to purchase 1,268,794 shares of common stock under the 1996 Plan were outstanding at a weighted average exercise price of $3.05.

     In June 1996, the Board of Directors approved the 1996 Non-Employee Directors' Stock Option Plan (Directors' Plan). Up to 250,000 shares of Common Stock may be issued pursuant to the Directors' Plan. Stock options granted under the Directors' Plan are granted at not less than the fair market value of the stock on the date of grant and are immediately exercisable over a ten-year period from date of grant. As of December 31, 1999,

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES options to purchase 141,000 shares of common stock under the Directors' Plan were outstanding at a weighted average exercise price of $3.42.

     In August 1996, the Company's Board of Directors approved the termination, effective upon the initial public offering described above, of the Amended and Restated 1987 Stock Option Plan (1987 Plan). Under the 1987 Plan the Company issued incentive stock options and nonqualified stock options. Incentive stock options were granted at an exercise price not less than the fair market value of the stock on the date of grant, vest over a four-year employment period, and are exercisable over either a five-year or ten-year employment period. The Company also granted nonqualified stock options under the 1987 Plan that vest over a four-year period or upon the attainment of specific performance objectives, and are exercisable over a five-year period or upon attainment of such objectives. As a result of such termination, no additional options may be issued under the 1987 Plan. The options to purchase 51,931 shares of Common Stock at a weighted average exercise price of $4.05 outstanding as of December 31, 1999 will remain exercisable until they expire or terminate pursuant to their terms.

     A summary of the status of the Company's fixed option plans as of December 31, 1997, 1998 and 1999 and changes during the years then ended is presented below:

                                                     YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------
                                      1997                    1998                    1999
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                SHARES      PRICES      SHARES      PRICES      SHARES      PRICES
                              ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year......................     889,809    $4.29      1,170,649    $3.18      1,207,930    $2.78
Granted.....................     606,825     1.97        416,800     2.12        658,811     3.93
Exercised...................     (64,496)    2.55         (1,625)    1.88        (37,673)    2.59
Forfeited...................    (261,489)    4.32       (377,894)    3.28        (55,143)    3.38
                              ----------              ----------              ----------
Outstanding at end of
  year......................   1,170,649     3.18      1,207,930     2.78      1,773,925     3.20
                              ==========              ==========              ==========
Weighted-average fair value
  of options granted during
  the year at exercise
  prices equal to market
  price at grant date.......  $     1.18              $     1.33              $     2.71
                              ==========              ==========              ==========

     The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                                               OPTIONS OUTSTANDING
                                     ----------------------------------------      OPTIONS EXERCISABLE
                                                       WEIGHTED-                --------------------------
                                         NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
RANGE OF                             OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
EXERCISE                              DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
PRICES                                    1999           LIFE         PRICE          1999          PRICE
--------                             --------------   -----------   ---------   --------------   ---------
$1.63-2.00.........................      591,566          7.8         $1.84        287,312         $1.82
$2.31-3.84.........................      590,783          8.6          3.04        174,159          2.83
$4.13-5.00.........................      591,576          7.1          4.71        372,593          4.82
                                       ---------                                   -------
                                       1,773,925          7.8          3.20        834,064          3.37
                                       =========                                   =======

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     The fair value of options granted during 1997, 1998 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999:

                                                             1997      1998      1999
                                                            -------   -------   -------
Risk free interest rate...................................    5.75%     5.19%     6.60%
Expected life.............................................  4 years   4 years   4 years
Volatility................................................      55%       68%       73%

     Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             1997      1998     1999
                                                            -------   ------   -------
Net earnings (loss):
  As reported.............................................  $(1,820)  $  201   $(2,861)
  Adjusted pro forma......................................   (2,419)    (219)   (4,080)
Basic and diluted earnings (loss) per share:
  As reported.............................................  $ (0.21)  $ 0.02   $ (0.31)
  Adjusted pro forma......................................    (0.27)   (0.02)    (0.44)

  Employee Stock Purchase Plan

     In June 1996, the Board of Directors approved the Employee Stock Purchase Plan. Up to 175,000 shares of common stock may be issued pursuant to the plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of shares at the beginning or end of each purchase period. During 1997, 1998 and 1999 the Company has issued an aggregate of 174,988 shares at an average price of $1.85.

  Warrants

     A summary of outstanding common stock purchase warrants as of December 31, 1999 is as follows:

                                                              EXERCISE   EXPIRATION
SHARES                                                         PRICE        DATE
------                                                        --------   ----------
6,666.......................................................   $ 8.22       2000
166,665.....................................................     8.22       2001
210,000.....................................................     6.50       2001
22,500......................................................     8.22       2003
250,000(a)..................................................    12.50       2004

---------------

(a) These warrants were issued in connection with the Sven acquisition, as described in note 2, and were valued using the Black-Scholes option pricing model with the following assumptions; no dividends, volatility of 68%, risk free interest of 6.60% and an expected life of two years.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

(6) TAXES

     Tax expense for 1997 and 1999 is comprised solely of taxes on foreign sales. Tax expense for 1998 consists of foreign taxes for Spatial and federal and state income tax expense for IDA.

     Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) before income taxes as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997     1998     1999
                                                              ------   ------   -------
Expected income tax expense (benefit).......................  $(581)   $ 176    $ (889)
Non deductible expenses, net................................     11       94         9
Change in deferred tax valuation allowance..................    750       89     1,838
Taxes on foreign sales......................................    110       95       246
State taxes, net of federal benefit.........................     --       38       (98)
Research and development tax credit.........................   (174)    (206)     (200)
Adjustment of previously provided taxes.....................     --       --      (660)
Other, net..................................................     (6)      30        --
                                                              -----    -----    ------
Actual income tax expense...................................  $ 110    $ 316    $  246
                                                              =====    =====    ======

     The tax effects of significant temporary differences that result in deferred tax assets and liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Accounts receivable, primarily due to differences in
  accounting for
  bad debts.................................................  $    37   $    79
Property and equipment, primarily due to differences in
  Depreciation..............................................      (51)      (20)
Deferred revenue, due to differences in revenue recognition
  for financial statement and income tax purposes...........       22         1
Accrued expenses, primarily due to difference in the period
  of recognition for financial statement and income tax
  purposes..................................................      122       182
Purchased software, primarily due to differences in carrying
  values for financial statement and income tax purposes....      (94)     (254)
Acquired in-process research and development, amortized for
  income tax purposes.......................................       --       172
Research and development and other tax credit
  carryforwards.............................................    1,307     1,896
Net operating loss carryforwards............................    5,495     6,620
                                                              -------   -------
          Total deferred tax assets.........................    6,838     8,676
Less valuation allowance....................................   (6,838)   (8,676)
                                                              -------   -------
          Net deferred tax assets...........................  $    --   $    --
                                                              =======   =======

     At December 31, 1999, the Company had net operating loss carryforwards for regular income tax purposes of approximately $16,176,000, which if not utilized, expire in the years 2003 through 2019. The net operating loss carryforwards at December 31, 1999 are subject to limitation under Section 382 of the Internal Revenue Code. The Company has provided a valuation allowance for the entire deferred tax balance due to uncertainty of the realization of the asset.

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     The Company also has research and development credit carryforwards for income tax purposes available totaling approximately $1,495,000, which if not utilized, expire in the years 2003 through 2019. Approximately $284,000 of the total credit carryforwards is also subject to limitation under Section 382 of the Internal Revenue Code.

(7) COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

2000........................................................   $452
2001........................................................    152
2002........................................................    105
2003........................................................     98
Thereafter..................................................     72
                                                               ----
                                                               $879
                                                               ====

     Rent expense was approximately $487,000, $528,000 and $555,000 in 1997, 1998 and 1999, respectively.

     The Company executed a long-term development agreement with Three-Space Limited, a United Kingdom corporation (TSL), in 1989 (the 1989 Development Agreement) obligating the Company to pay approximately $30,000 per month for specified research and marketing activities. In connection with the acquisition discussed in Note 2, the Company terminated the 1989 Development Agreement and entered into a Software Consulting Agreement with substantially the same financial obligation to the Company. Expenses under the 1989 Development Agreement and the software consulting agreement were approximately $327,000, $400,000 and $398,000 in 1997, 1998 and 1999, respectively.

     The Company has entered into various licensing agreements, which require the Company to pay royalties on each sale of the licensed software products. Royalty expense under these agreements is included in costs of sales and totaled approximately $383,000, $291,000 and $349,000 in 1997, 1998 and 1999,
respectively.

(8) REVENUE, SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

     Revenue by geographic area is summarized as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
United States...........................................  $ 5,893   $ 7,331   $ 7,926
Europe..................................................    2,699     4,355     3,734
Japan...................................................    1,959     2,023     3,065
Other...................................................      333       641       175
                                                          -------   -------   -------
          Total.........................................  $10,884   $14,350   $14,900
                                                          =======   =======   =======

                    SPATIAL TECHNOLOGY INC. AND SUBSIDIARIES

     Earnings (loss) from operations by geographic area is summarized as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1997      1998       1999
                                                          -------   -------   --------
United States...........................................  $ 4,209   $ 5,369   $  5,385
Europe..................................................    1,457     2,771      2,145
Japan...................................................      894       960      1,586
Other...................................................      255       533        123
                                                          -------   -------   --------
                                                            6,815     9,633      9,239
Unallocated corporate expenses..........................   (8,866)   (9,354)   (11,993)
                                                          -------   -------   --------
          Total.........................................  $(2,051)  $   279   $ (2,754)
                                                          =======   =======   ========

Substantially all of the company's identifiable assets relate to domestic operations.

During 1997, 1998 and 1999 one customer accounted for 11%, 11% and 10% of the Company's revenue in each year, respectively.

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

(9) SUBSEQUENT EVENT

     In February 2000 the Company issued 1.9 million shares of common stock and warrants to purchase 1.2 million shares of common stock at an exercise price of $6.50 per share for total consideration of $6.9 million. The warrants are exercisable beginning August 2000 through their expiration in February 2005.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     3(i).1*             -- Restated Certificate of Incorporation.
     3(i).2*             -- [Intentionally Omitted]
     3(i).2(a)*          -- Certificate of Correction to the Restated Certificate of
                            Incorporation.
     3(i).2(b)*          -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
     3(i).2(c)*          -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
     3(i).2(d)*          -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
     3(i).3*             -- Form of Restated Certificate of Incorporation to be
                            effective upon the closing of this offering to which this
                            Registration Statement relates.
    3(ii).4*             -- By-laws of the Registrant, as amended.
    3(ii).5*             -- Form of By-laws to be effective upon the closing of this offering to which this Registration Statement relates.
        4.1*             -- Reference is made to Exhibits 3(i).1 through 3(ii).2.
        4.2              -- [Intentionally Omitted]
       10.1*             -- Form of Indemnification Agreement entered into between
                            the Registrant and its directors and officers, with
                            related schedule.
       10.2*             -- Investment Agreement, dated as of August 12, 1986.
       10.3*             -- Investors' Rights Agreement, dated as of February 4,
                            1993.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.4*             -- 1996 Amended and Restated 1987 Stock Option Plan of the
                            Registrant (the "Restated Plan"), including form of
                            Incentive Stock Option and Nonstatutory Stock Option
                            under the Restated Plan.
       10.5*             -- 1996 Equity Incentive Plan (the "Incentive Plan"),
                            including form of Incentive Stock Option and Nonstatutory
                            Stock Option under the Incentive Plan of the Registrant.
       10.6*             -- 1996 Non-Employee Directors' Stock Option Plan of the
                            Registrant (the "Directors' Plan"), including form of
                            Nonstatutory Stock Option under the Directors' Plan.
       10.7*             -- Employee Stock Purchase Plan of the Registrant and
                            related offering document.
       10.8*             -- Employment Agreement between the Registrant and Karlheinz
                            Peters, dated as of May 5, 1993.
       10.9              -- [Intentionally omitted]
       10.10*            -- Lease Agreement between the Registrant and Cottonwood
                            Development Partners, dated June 29, 1990, as amended.
       10.11             -- [Intentionally omitted]
       10.12             -- [Intentionally omitted]
       10.13*            -- Warrant to Purchase 15,648 shares of Common Stock issued by the Registrant to New York Life Insurance Company.
       10.14             -- [Intentionally omitted]
       10.15*            -- Warrant to Purchase 100,000 shares of Next Preferred
                            Stock issued by the Registrant to New York Life Insurance
                            Company.
       10.16*            -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Nazem & Company II,
                            L.P.
       10.17*            -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Benefit Capital
                            Management Corporation.
       10.18*            -- Warrant to Purchase 20,000 shares of Next Preferred Stock issued by the Registrant to Silicon Valley Bank.
       10.19*            -- Warrant to Purchase 37,500 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management
                            Corporation.
       10.20*            -- Warrant to Purchase 30,000 shares of Next Preferred Stock issued by the Registrant to New York Life Insurance
                            Company.
       10.21*            -- Development Agreement between the Registrant and
                            Three-Space Limited, dated June 26, 1987, as amended.
       10.22*            -- Marketing Agreement between the Registrant and
                            Three-Space Limited, dated May 31, 1989, as amended.
       10.23*            -- Consultancy Agreement between the Registrant and D-Cubed
                            Ltd., dated June 19, 1991, as amended.
       10.24*            -- Technology Development and Royalty Agreement between the
                            Registrant and Autodesk, Inc., dated June 27, 1991, as
                            amended.
       10.25*            -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.
       10.26*            -- Ninth Amendment to the Development Agreement between the
                            Registrant and Three-Space Limited, dated June 26, 1987,
                            as theretofore amended (Exhibit 10.21 to this
                            Registration Statement) dated September 11, 1996.
       10.27**           -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.28**           -- Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
       10.29**           -- Employment Agreement between the Registrant and R. Bruce
                            Morgan, dated as of July 1, 1997.
       10.30***          -- Technology Purchase Agreement, by and between the
                            Registrant and TSL, dated as of December 31, 1997.
       10.30a****        -- Amendment to Loan and Security Agreement between the
                            Registrant and Silicon Valley Bank, dated as of August
                            15, 1995, as amended.
       10.31***          -- Registration Rights Agreement, by and between the
                            Registrant and TSL, dated as of December 31, 1997.
       10.32***          -- Software Consulting Agreement, by and between the
                            Registrant and TSL, dated December 31, 1997.
       10.33*****        -- Stock Purchase Agreement, by and among the Registrant,
                            InterData Access, Inc., and Shareholders of InterData
                            Access, Inc., dated December 23, 1998.
       10.34*****        -- Escrow Agreement, by and among the Registrant, InterData
                            Access, Inc., and Shareholders of InterData Access, Inc.,
                            dated December 23, 1998.
       10.35******       -- Asset purchase agreement, by and between the Company and
                            Sven Technologies, Inc., dated as of June 29, 1999.
       10.36             -- Securities Purchase Agreement, by and between the Company and Purchasers , dated as of February 22, 2000.
       21.1*             -- List of Subsidiaries of the Registrant.
       23.1              -- Consent of KPMG LLP.
       27                -- Financial Data Schedule

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

     ** Incorporated by reference to the Issuer's Quarterly Report on Form
        10-QSB for the quarter ended June 30, 1997.

   *** Incorporated by reference to the Issuer's Report on Form 8-K dated
       December 31, 1997.

  **** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

 ***** Incorporated by reference to the Issuer's Report on Form 8-K dated
       December 23, 1998.

****** Incorporated by reference to the issuers report on Form 8-K dated July
       14, 1999 as amended.

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPATIAL TECHNOLOGY INC.

                                            By:      /s/ R. BRUCE MORGAN
                                              ----------------------------------
                                                       R. Bruce Morgan
                                              President, Chief Executive Officer
                                                          and Director
                                              (Principal Executive and Financial
                                                            Officer)

                                            By:       /s/ TODD S. LONDA
                                              ----------------------------------
                                                        Todd S. Londa
                                                Vice President, Administration
                                                   and Corporate Controller
                                                (Principal Accounting Officer)

March 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ RICHARD M. SOWAR                   Chairman, Director and Chief     March 28, 2000
-----------------------------------------------------    Technology Officer
                  Richard M. Sowar

                 /s/ R. BRUCE MORGAN                   President, Chief Executive       March 28, 2000
-----------------------------------------------------    Officer and Director
                   R. Bruce Morgan                       (Principal Executive and
                                                         Financial Officer)

                 /s/ PHILIP E. BARAK                   Director                         March 28, 2000
-----------------------------------------------------
                   Philip E. Barak

                  /s/ GENE FISCHER                     Director                         March 28, 2000
-----------------------------------------------------
                    Gene Fischer

                 /s/ H. ROBERT GILL                    Director                         March 28, 2000
-----------------------------------------------------
                   H. Robert Gill

                 /s/ M. THOMAS HULL                    Director                         March 28, 2000
-----------------------------------------------------
                   M. Thomas Hull

                  /s/ FRED F. NAZEM                    Director                         March 28, 2000
-----------------------------------------------------
                    Fred F. Nazem

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     3(i).1*             -- Restated Certificate of Incorporation.
     3(i).2*             -- [Intentionally Omitted]
     3(i).2(a)*          -- Certificate of Correction to the Restated Certificate of
                            Incorporation.
     3(i).2(b)*          -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
     3(i).2(c)*          -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
     3(i).2(d)*          -- Certificate of Amendment to the Restated Certificate of
                            Incorporation.
     3(i).3*             -- Form of Restated Certificate of Incorporation to be
                            effective upon the closing of this offering to which this
                            Registration Statement relates.
    3(ii).4*             -- By-laws of the Registrant, as amended.
    3(ii).5*             -- Form of By-laws to be effective upon the closing of this offering to which this Registration Statement relates.
        4.1*             -- Reference is made to Exhibits 3(i).1 through 3(ii).2.
        4.2              -- [Intentionally Omitted]
       10.1*             -- Form of Indemnification Agreement entered into between
                            the Registrant and its directors and officers, with
                            related schedule.
       10.2*             -- Investment Agreement, dated as of August 12, 1986.
       10.3*             -- Investors' Rights Agreement, dated as of February 4,
                            1993.
       10.4*             -- 1996 Amended and Restated 1987 Stock Option Plan of the
                            Registrant (the "Restated Plan"), including form of
                            Incentive Stock Option and Nonstatutory Stock Option
                            under the Restated Plan.
       10.5*             -- 1996 Equity Incentive Plan (the "Incentive Plan"),
                            including form of Incentive Stock Option and Nonstatutory
                            Stock Option under the Incentive Plan of the Registrant.
       10.6*             -- 1996 Non-Employee Directors' Stock Option Plan of the
                            Registrant (the "Directors' Plan"), including form of
                            Nonstatutory Stock Option under the Directors' Plan.
       10.7*             -- Employee Stock Purchase Plan of the Registrant and
                            related offering document.
       10.8*             -- Employment Agreement between the Registrant and Karlheinz
                            Peters, dated as of May 5, 1993.
       10.9              -- [Intentionally omitted]
       10.10*            -- Lease Agreement between the Registrant and Cottonwood
                            Development Partners, dated June 29, 1990, as amended.
       10.11             -- [Intentionally omitted]
       10.12             -- [Intentionally omitted]
       10.13*            -- Warrant to Purchase 15,648 shares of Common Stock issued by the Registrant to New York Life Insurance Company.
       10.14             -- [Intentionally omitted]
       10.15*            -- Warrant to Purchase 100,000 shares of Next Preferred
                            Stock issued by the Registrant to New York Life Insurance
                            Company.
       10.16*            -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Nazem & Company II,
                            L.P.
       10.17*            -- Warrant to Purchase 200,000 shares of Next Preferred
                            Stock issued by the Registrant to Benefit Capital
                            Management Corporation.
       10.18*            -- Warrant to Purchase 20,000 shares of Next Preferred Stock issued by the Registrant to Silicon Valley Bank.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.19*            -- Warrant to Purchase 37,500 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management
                            Corporation.
       10.20*            -- Warrant to Purchase 30,000 shares of Next Preferred Stock issued by the Registrant to New York Life Insurance
                            Company.
       10.21*            -- Development Agreement between the Registrant and
                            Three-Space Limited, dated June 26, 1987, as amended.
       10.22*            -- Marketing Agreement between the Registrant and
                            Three-Space Limited, dated May 31, 1989, as amended.
       10.23*            -- Consultancy Agreement between the Registrant and D-Cubed
                            Ltd., dated June 19, 1991, as amended.
       10.24*            -- Technology Development and Royalty Agreement between the
                            Registrant and Autodesk, Inc., dated June 27, 1991, as
                            amended.
       10.25*            -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.
       10.26*            -- Ninth Amendment to the Development Agreement between the
                            Registrant and Three-Space Limited, dated June 26, 1987,
                            as theretofore amended (Exhibit 10.21 to this
                            Registration Statement) dated September 11, 1996.
       10.27**           -- Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of
                            August 15, 1995, as amended.
       10.28**           -- Separation and Release Agreement between the Registrant and Jerry T. Sisson, dated as of June 23, 1997.
       10.29**           -- Employment Agreement between the Registrant and R. Bruce
                            Morgan, dated as of July 1, 1997.
       10.30***          -- Technology Purchase Agreement, by and between the
                            Registrant and TSL, dated as of December 31, 1997.
       10.30a****        -- Amendment to Loan and Security Agreement between the
                            Registrant and Silicon Valley Bank, dated as of August
                            15, 1995, as amended.
       10.31***          -- Registration Rights Agreement, by and between the
                            Registrant and TSL, dated as of December 31, 1997.
       10.32***          -- Software Consulting Agreement, by and between the
                            Registrant and TSL, dated December 31, 1997.
       10.33*****        -- Stock Purchase Agreement, by and among the Registrant,
                            InterData Access, Inc., and Shareholders of InterData
                            Access, Inc., dated December 23, 1998.
       10.34*****        -- Escrow Agreement, by and among the Registrant, InterData
                            Access, Inc., and Shareholders of InterData Access, Inc.,
                            dated December 23, 1998.
       10.35******       -- Asset purchase agreement, by and between the Company and
                            Sven Technologies, Inc., dated as of June 29, 1999.
       10.36             -- Securities Purchase Agreement, by and between the Company and Purchasers , dated as of February 22, 2000.
       21.1*             -- List of Subsidiaries of the Registrant.
       23.1              -- Consent of KPMG LLP.
       27                -- Financial Data Schedule

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

     ** Incorporated by reference to the Issuer's Quarterly Report on Form
        10-QSB for the quarter ended June 30, 1997.

   *** Incorporated by reference to the Issuer's Report on Form 8-K dated
       December 31, 1997.

  **** Incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

 ***** Incorporated by reference to the Issuer's Report on Form 8-K dated
       December 23, 1998.

****** Incorporated by reference to the issuers report on Form 8-K dated July
       14, 1999 as amended.