Form 10KSB40/A
period 1999-12-31
SPATIAL TECHNOLOGY INC
filed 2000-05-01
CIK 852437

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      COMMISSION FILE NUMBER 0-288-42

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period ______to _____________________.

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

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                               -------

         The Issuer's revenues for its most recent fiscal year were: $14,900,000

         The aggregate market value of the voting stock held by non-affiliates of the Issuer was $53,944,000 as of March 1, 2000.

         The number of shares of Common Stock outstanding was 11,443,823 as of March 1, 2000.*

         Transitional Small business Disclosure Format. Yes    No X
                                                           ---   ---

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

Our executive officers and directors are as follows:

NAME                                    AGE     POSITION HELD WITH THE COMPANY
----                                    ---     ------------------------------
Richard M. Sowar....................     55     Chief Technology Officer and Chairman of the Board of Directors
R. Bruce Morgan.....................     48     President, Chief Executive Officer and Director
Philip E. Barak(1)(2)...............     48     Director
H. Robert Gill(1)(2)................     63     Director
M. Thomas Hull(2)...................     41     Director
Fred F. Nazem.......................     59     Director
Eugene J. Fischer...................     52     Director
Karlheinz Peters....................     50     Senior Vice President, Worldwide Operations
Lee A. Cole.........................     46     Vice President, Engineering
Todd S. Londa.......................     35     Vice President, Administration, Corporate Controller and Secretary
William Turcotte II.................     38     Vice President, Interoperability Solutions

(1)    Member of the Compensation Committee

(2)    Member of the Audit Committee

         Richard M. Sowar founded the Company in 1986 and has served as Chairman of the Board of Directors and Chief Technology Officer of the Company since October 1998. He has served as a Director of the Company since 1986. Mr. Sowar served as Treasurer of the Company from 1986 to 1988, Vice President from 1986 to 1992, Senior Vice President, Advanced Technology from 1992 to 1994 and Chief Executive Officer from 1994 to October 1998. From 1980 to 1986, Mr. Sowar served as Vice President, Research and Development of Graftek, Inc., a CAD/CAM software company. Mr. Sowar received a B.S. in Mathematics from Marietta College and an M.S. in Operations Research from the University of Dayton and completed doctoral studies in Computer Science at the University of Colorado.

         R. Bruce Morgan has served as the Company's Chief Executive Officer since October 1998, and as the Company's President and as a Director of the Company since July 1, 1997. He also served as the Company's Managing Director, ACIS (R) Group from 1991 to 1993, as its Vice President, Sales and Marketing from 1994 to 1995, and as its Chief Operating Officer from July 1997 to October 1998. Between July 1995 and June 1997, Mr. Morgan served as Vice President, Marketing of ANSYS, Inc., a software company. Prior to joining the Company in 1991, Mr. Morgan founded RMI, Inc., an investment and consulting firm. From 1987 to 1989, Mr. Morgan held a variety of positions, most recently as Vice President, Western Region, with Convergent Technologies Inc. Between 1980 and 1986, Mr. Morgan held a number of positions with Burroughs Corporation in Germany. Mr. Morgan holds a B.A. in Economics from Carleton University.

         Philip E. Barak has served as a Director of the Company since October 1994. Mr. Barak joined Nazem & Company in 1983 as Chief Financial Officer and is a special limited partner of Nazem & Associates II, L.P., which is the general partner of Nazem & Company II, L.P. Additionally, he is a general partner of Nazem & Associates IV, L.P., the general partner of several Nazem & Company affiliated venture capital funds. Mr. Barak has served as a director of various privately held companies and served as a director of Consep, Inc. from June 1996 until December 1998. Mr. Barak holds a B.S. in Accounting from Rider University and is a Certified Public Accountant.

         H. Robert Gill has served as a director of the Company since December 1996. Mr. Gill has served as President, Chairman of the Board of Directors and Chief Executive Officer of MobileForce Technologies, Inc., a company which provides systems for managing vehicle fleets, since May 1997. Additionally, since April 1996, Mr. Gill has served as President of the Topaz Group, a provider of board consulting services. Before joining the Topaz Group, Mr. Gill served as Senior Vice President and President, Enhanced Products Group of Frontier Corporation following its merger with ALC Communications Corporation ("ALC") in December 1995. From January 1989 until the time of such merger, Mr. Gill served as President and Chief Executive Officer of ConferTech International, a publicly-traded corporation. Mr. Gill currently serves as Chairman of the Board of Qualmark and a director of Newgen Results Corporation. Mr. Gill received a B.E.E. from Indiana Institute of Technology, a M.S.E.E. from Purdue University and an M.B.A. from Pepperdine University.

         M. Thomas Hull has served as a Director of the Company since December 1996. Mr. Hull joined Visio Corporation ("Visio") in July 1994 as Third Party Sales Manager, was promoted to Director of Corporate and Strategic Sales in June 1996, and was promoted to Vice President Corporate and Direct Sales in October 1998 and in April 1999 was promoted to Senior Vice President of Worldwide Sales managing Visio's 200 person worldwide sales organization. Visio is now a division of Microsoft Corporation. From December 1991 to June 1994, Mr. Hull held a management position at Traveling Software, Inc. ("TSI") where he managed sales of TSI products and technologies. He holds a B.S. in Electrical Engineering from the University of Washington.

         Fred F. Nazem has served as a Director of the Company since its inception in 1986. He served as Chairman of the Board of Directors of the Company from 1986 to October 1998. Since 1981, Mr. Nazem has been President of Nazem & Company and Managing Partner of the general partner of several Nazem & Company venture capital limited partnerships, which finance and strategically guide growing electronics and medical companies. He currently serves as a director of Tegal Corporation and Oxford Health Plans, Inc., as well as a number of privately held firms. Mr. Nazem holds a B.S. in biochemistry from Ohio State University, an M.S. in Physical Chemistry from the University of Cincinnati and an M.B.A. from Columbia University.

         Eugene J. Fischer has served as a Director of the Company since March 2000. Mr. Fischer co-founded Capstone Ventures in 1996. His investment experience includes Internet, software, health care service and other technology-enabled service companies. He has been a venture capitalist since 1983 and a Silicon Valley financial professional since 1972. Mr. Fischer began his venture capital career in 1983 with Technology Funding and opened Pathfinder Ventures' West Coast office in 1988. Prior to 1983 he was the head of Bank of America's elite Sunnyvale Corporate Banking Group, managing a $250 million loan portfolio with clients ranging from venture-backed start-ups to Apple Computer, as well as several venture capital funds. Mr. Fischer serves as a director of Newgen Results Corp. He holds a B.S. from the University of Minnesota and an M.S. from the University of California, Davis.

         Karlheinz Peters joined the Company in June 1993 as Vice President, European Sales and was promoted to Vice President, International Operations in January 1998, and was promoted to Senior Vice President, Worldwide Operations in August 1998. From 1986 to June 1993, Mr. Peters held a variety of positions at Auto-Trol Technology, a CAD/CAM software company, including General Manager, Europe, and Managing Director, Germany. In 1991, Mr. Peters was promoted to General Manager, Europe where he was responsible for the European sales and services activities of the company. Mr. Peters received a degree in Electrical Engineering from the State Engineer School for Machine Technology in Germany.

         Lee A. Cole, Ph.D. joined the Company in January 1999 as Vice President, Engineering. From February 1998 to January 1999, Mr. Cole served as a project director at eoTek, a software services company. From 1992 to 1998, Mr. Cole served as Director, Advanced Technology at Hunter Douglas Group NV, a manufacturer of architectural products and window coverings. Mr. Cole holds a Ph.D. in Theoretical Physics from Dartmouth.

         Todd S. Londa joined the Company in December 1995 as Finance Manager, and was promoted to Director of Finance & Administration and Corporate Controller in November 1997. In October 1998, Mr. Londa was promoted to Vice President, Administration and Corporate Controller. From 1993 to November 1995, Mr. Londa served as a senior financial analyst at Network Associates, Inc., a network security and management software company. Mr. Londa holds a B.B.A. from the University of Michigan.

         William Turcotte II joined the Company in December 1998 as Vice President, Interoperability Solutions. From 1987 to December 1998, Mr. Turcotte served as President of InterData Access, Inc., a CAD/CAM software company which was acquired by the Company in December 1998. Mr. Turcotte received a B.S. in Math and Computer Science from McGill University.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Each director of the Company is entitled to be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at each meeting of the Board of Directors. Additionally, each non-employee director of the Company receives $1,000 compensation for each regular or special meeting of the Board of Directors at which he is in attendance and $500 compensation for each committee meeting of the Board of Directors at which he is in attendance.

         Each non-employee director of the Company also receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only directors of the Company who are not otherwise employed by the Company or an affiliate of the Company are eligible to receive such options. Options granted to non-employee directors are non-discretionary. Each non-employee director is automatically granted an option to purchase 15,000 shares of common stock on the date such non-employee director is elected to the Board of Directors. Additionally, on the date of each annual meeting of the stockholders of the Company, each non-employee director who has been a non-employee director continuously for the preceding year will automatically be granted an option to purchase 7,500 shares of common stock. Each other non-employee director will automatically be granted an option to purchase a number of shares of common stock equal to 7,500 multiplied by a fraction, the numerator of which shall be the number of days such person has been a non-employee director of the Company and the denominator of which shall be 365. The exercise price of options granted to non-employee directors shall be the fair market value of the common stock on the date of grant. Options granted pursuant to the Directors' Plan vest in four equal annual installments beginning one year from the date of grant and are immediately exercisable, subject to repurchase by the Company prior to the vesting of such shares upon the optionee's cessation of service to the Company.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth, for the fiscal years ended December 31, 1999, 1998 and 1997, certain compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its four next most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                        ANNUAL COMPENSATION        -------------
                                                      ----------------------        SECURITIES
                                                         SALARY       BONUS         UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR           ($)          ($)         OPTIONS(#)(1)   COMPENSATION
---------------------------                ----       --------       -------       -------------   ------------
R. Bruce Morgan.......................     1999       $170,000       $34,125              50,000     $   240(2)
   President and Chief Executive
   Officer                                 1998        154,167        81,250              50,000         240(2)
                                           1997         75,000        45,000             250,000      17,120(3)

Richard M. Sowar......................     1999        150,000        13,125                  --         240(2)
   Chief Technology Officer                1998        126,250        40,625              50,000         240(2)
                                           1997        120,000        35,000                  --         240(2)

Lee Cole(4)...........................     1999        120,000         9,750              60,000         240(2)
   Vice President, Engineering

William Turcotte II(5)................     1999        110,000        15,750              50,000      20,180(6)
   Vice President, Interoperability        1998             --            --                  --          --
   Solutions

Karlheinz Peters......................     1999        120,000        21,000                  --       3,494(7)
   Senior Vice President, Worldwide        1998        215,685(8)         --              25,000      12,963(9)
   Operations                              1997        215,371(10)        --                  --          --

----------
(1)      Options are stock options granted under the Company's Incentive Plan.

(2) Represents matching payments made by the Company to the individual's account under the Company's 401(k) plan.

(3) Includes: (i) $17,000 reimbursement for relocation expenses and (ii) $120 matching payment made by the Company to Mr. Morgan's 401(k) account.

(4)      Mr. Cole started employment with the Company in January 1999.

(5)      Mr. Turcotte started employment with the Company in December 1998.

(6) Includes: (i) $20,000 reimbursement for relocation expenses and (ii) $180 matching payment made by the Company to Mr. Turcotte's 401(k) account.

(7) Includes: (i) $3,264 reimbursement for relocation expenses and (ii) $230 matching payment made by the Company to Mr. Peters' 401(k) account.

(8) Salary is based on an exchange rate of 1.7576 DM/$ which is based on a five quarter average from the last quarter of 1997 and each of the four quarters in 1998. Includes commission in the amount of $73,446 earned in fiscal 1998.

(9)      Represents amounts paid for relocation from Germany to United States.

(10) Salary is based on an exchange rate of 1.7036 DM/$ which is based on a five quarter average from the last quarter of 1996 and each of the four quarters in 1997. Includes commission in the amount of $86,231 earned in fiscal 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding options granted to each of the Named Executive Officers during the fiscal year ended December 31, 1999:

                                NUMBER OF          PERCENT OF TOTAL
                                SECURITIES         OPTIONS GRANTED
                            UNDERLYING OPTIONS     TO EMPLOYEES IN          EXERCISE PRICE
NAME                            GRANTED(#)          1999 (%) (1)             ($/SHARE)(2)       EXPIRATION DATE
----                        ------------------     ----------------         --------------      ---------------
R. Bruce Morgan............             50,000                 7.95%               $2.9375           May 2009
Richard M. Sowar...........                 --                    --                    --              --
Lee Cole...................             50,000                 7.95%               $3.7500         January 2009
                                        10,000                 1.59%               $2.9375           May 2009
William Turcotte...........             50,000                 7.95%               $3.7500         January 2009
Karlheinz Peters...........                 --                   --                     --              --

----------
(1)    Based on 628,811 options granted in 1999.

(2) The exercise price per share of options granted was equal to the fair market value of the common stock on the date of grant.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to (i) the exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 1999, (ii) the number of securities underlying unexercised options held by the Named Executive Officers as of December 31, 1999 and (iii) the value of unexercised in-the-money options (i.e., options for which the fair market value of the common stock at December 31, 1999 exceeded the exercise price) as of December 31, 1999:

                                                         NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                              OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                        SHARES             FISCAL YEAR-END(1)             FISCAL YEAR-END(1)(2)
                                      ACQUIRED ON     -----------------------------    -----------------------------
NAME                                  EXERCISE(#)     EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                                  -----------     ------------    -------------    -----------     -------------
Richard M. Sowar...............           --            135,833           45,000        $ 35,938         $107,813
R. Bruce Morgan................           --            179,167          170,833        $504,688         $479,688
Lee Cole.......................           --                 --           60,000        $     --         $ 68,125
William Turcotte...............           --             12,501           37,499        $ 12,501         $ 37,499
Karlheinz Peters...............           --             58,333           33,333        $ 31,770         $ 51,563

----------
(1) For purposes of this table, valuation is based on vested options for each Named Executive Officer. Certain options granted to such individuals include early exercise provisions, the value of which is not included in this table.

(2) Based on the fair market value of the Common Stock as of December 31, 1999 as reported on the American Stock Exchange $4.75, minus the exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with R. Bruce Morgan, an executive officer of the Company, on July 1, 1997 (the "Morgan Employment Agreement"). This agreement provides for (i) an annual base salary of $250,000,
(ii) a discretionary bonus in an amount up to $32,500 per quarter determined solely by the Compensation Committee of the Board of Directors, (iii) one-time relocation expenses up to a maximum of $25,000 in the aggregate, (iv) eligibility for standard Company benefits and (v) a loan by the Company to Mr. Morgan in the amount of $25,000. The agreement may be terminated by either the Company or Mr. Morgan at any time, with or without cause or advance notice. In the event that the Company terminates Mr. Morgan's employment without cause, Mr. Morgan shall receive a lump sum severance payment in an amount equal to six months of Mr. Morgan's base salary in exchange for the execution of a release of all claims against the Company by Mr. Morgan.

         The Company entered into a separation agreement with Karlheinz Peters on April 1, 2000. Under the terms of the agreement, Mr. Peters shall receive six months of his normal salary, a lump sum payment of $30,000 in lieu of any relocation expenses, the laptop computer used during his employment, payment for 138 hours of unused vacation and acceleration of his remaining unvested stock options. In return for such payments, Mr. Peters agrees to a release and waiver of any current or future claims he my have under any applicable laws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 29,2000 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary of Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                                 BENEFICIAL OWNERSHIP(1)
                                                                                 -----------------------
                        BENEFICIAL OWNER                               NUMBER OF SHARES        PERCENT OF TOTAL(2)
                        ----------------                               ----------------        -------------------
Special Situations Fund III(3)...................................           1,418,100                  12.39%
     153 E. 53rd Street, 51st Floor
     New York, New York 10022
New York Life Insurance Company(4)...............................             951,899                   8.28
     51 Madison Avenue, Room 206
     New York, New York 10010
William Turcotte II(5)...........................................             588,350                   5.12
     c/o Spatial Technology Inc.
     2425 55th Street, Suite 100
     Boulder, Colorado 80301
Eugene J. Fischer(6)..............................................            481,884                   4.21
Fred F. Nazem(7)..................................................            289,885                   2.52
Richard M. Sowar(8)...............................................            336,968                   3.08
R. Bruce Morgan(9)................................................            241,442                   2.07
Karlheinz Peters(10)..............................................            115,132                   1.00
Lee Cole(11)......................................................             54,254                    *
Philip E. Barak(12)...............................................             51,197                    *
H. Robert Gill.(13)...............................................             33,000                    *
M. Thomas Hull(14)................................................             33,000                    *
All executive officers and directors
     as a group (9 persons)(15)...................................          1,743,228                  15.23

----------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable within 60 days of February 29, 2000, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage of ownership is based on 11,443,823 shares of Common Stock outstanding.

(3) Special Situations Fund III, L.P. ("SSF III"), Special Situations Technology Fund, L.P. ("Technology fund"), Special Situations Cayman Fund, L.P. ("Cayman Fund"), MGP Advisers Limited Partnership ("MGP"), SST Advisers, L.L.C. ("SST"), AWM Investment Company, Inc. ("AWM"), Austin W. Marxe and David M. Greenhouse have together filed a Schedule 13G/A pursuant to which they report sole or shared voting and dispositive power over an aggregate of 1,418,100 shares owned as of December 31, 1999, of which 945,000 shares are owned by SSF III, 171,400 shares are owned by SST and 300,400 shares are owned by the Cayman Fund. The principal business of SSF III, the Technology fund and the Cayman Fund (individually, a "Fund" and, collectively, the "Funds") is to invest in equity and equity related securities. The principal business of MGP is to act as the general partner of and the investment adviser of SSF III. The principal business of SST is to act as general partner of and the investment adviser of the Technology Fund. The principal business of AWM is to act as the general partner of MGP and as the general partner of and the investment adviser to the Cayman Fund. (MGP, SST and AWM are, collectively, the "Advisers"). The principal occupation of Austin W. Marxe and David Greenhouse is to serve as officers, directors and members or principal shareholders of the Advisers.

(4) Includes 48,676 shares of common stock issuable upon exercise of outstanding warrants.

(5) Includes 50,000 shares subject to stock options that are exercisable within sixty (60) days of January 31, 1999.

(6) Includes 481,884 shares held of record by Capstone Ventures SBIC, L.P. ("Capstone"). Mr. Fischer is a managing partner of Capstone.

(7) Includes 37,500 shares subject to stock options that are exercisable within 60 days of February 29, 2000 and 16,666 shares held by Nazem Inc. Defined Benefit Plan. Also includes 9,165 shares of common stock issuable upon exercise of outstanding warrants.

(8) Includes 135,833 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000.

(9) Includes 216,109 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000, 12,333 shares owned by RMI Inc., an entity of which Mr. Morgan is the sole shareholder. As the president of RMI Inc., Mr. Morgan exercises sole authority over the voting and disposition of the shares.

(10) Includes 91,666 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000.

(11) Includes 54,254 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000.

(12) Includes 37,500 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000 and 138 shares of common stock issuable upon exercise of outstanding warrants.

(13) Includes 33,000 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000.

(14) Includes 33,000 shares subject to stock options that are exercisable within sixty (60) days of February 29, 2000.

(15) Includes an aggregate of 741,914 shares subject to stock options and warrants that are exercisable within sixty (60) days of February 29, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 22, 2000, the Company closed a private placement of 1.9 million shares of its Common Stock and 1.2 million warrants to acquire its Common Stock for approximately $6.9 million. One of the participating investors, Capstone Ventures SBIC, L.P. ("Capstone"), acquired an aggregate of 481,884 of these shares and 304,348 of these warrants at $3.60 per share and $0.05 per warrant, respectively. Mr. Fischer, a director, is a managing Partner of Capstone.

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


                                       By: /s/ Todd S. Londa
                                          --------------------------------------
                                          Todd S. Londa
                                          Vice President, Administration and
                                          Corporate Controller
                                          (Principal Accounting Officer)
April 29, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                     DATE
---------                               -----                                     ----
    /s/  Richard M. Sowar               Chairman, Director and Chief              April 29, 2000
----------------------------------      Technology Officer
  Richard M. Sowar

    /s/  R. Bruce Morgan                President, Chief Executive Officer and    April 29, 2000
----------------------------------      Director (Principal Executive and
  R. Bruce Morgan                       Financial Officer)

    /s/  Philip E. Barak                Director                                  April 29, 2000
----------------------------------
  Philip E. Barak

    /s/  H. Robert Gill                 Director                                  April 29, 2000
----------------------------------
  H. Robert Gill

    /s/  M. Thomas Hull                 Director                                  April 29, 2000
----------------------------------
  M. Thomas Hull

    /s/  Fred F. Nazem                  Director                                  April 29, 2000
----------------------------------
  Fred F. Nazem

    /s/  Eugene J. Fischer              Director                                  April 29, 2000
----------------------------------
  Eugene J. Fischer