Form 10QSB
period 2000-03-31
SPATIAL TECHNOLOGY INC
filed 2000-05-15
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     As of April 1, 2000, there were outstanding 11,465,522 shares of the Registrant's Common Stock (par value $0.01 per share).

  Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                  ---     ---

                             SPATIAL TECHNOLOGY INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1999
              and March 31, 2000.....................................................................    3

         Condensed Consolidated Statements of Operations, three
              months ended March 31, 1999 and 2000...................................................    4

         Condensed Consolidated Statements of Cash Flows, three
              months ended March 31, 1999 and 2000...................................................    5

         Notes to Condensed Consolidated Financial Statements........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    7

PART II.  OTHER INFORMATION..........................................................................    9

Signatures...........................................................................................   10

                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (Amounts in thousands, except shares)

                                     ASSETS

                                                                                December 31,         March 31,
                                                                                    1999                2000
                                                                              -----------------   -----------------
                                                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents.............................................            $ 1,324             $ 6,150
     Accounts receivable, net of allowance of $233 in 1999 and 2000........              4,156               5,126
     Prepaid expenses and other............................................                691                 699
                                                                                   ------------         -----------
         Total current assets..............................................              6,171              11,975
Equipment, net.............................................................              1,891               2,096
Purchased computer software, net...........................................              2,010               1,931
                                                                                   ------------         -----------

                                                                                       $10,072             $16,002
                                                                                   ============         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable......................................................              1,028                 702
     Accrued expenses......................................................              1,245               1,507
     Deferred revenue......................................................              1,921               2,434
                                                                                   ------------         -----------
         Total current liabilities.........................................              4,194               4,643
                                                                                   ------------         -----------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized;
         9,508,179 and 11,465,522 shares outstanding in 1999 and 2000,
         respectively......................................................                 95                 115
     Additional paid-in capital............................................             25,828              32,747
     Accumulated deficit...................................................            (19,936)            (21,390)
     Accumulated other comprehensive loss..................................               (109)               (113)
                                                                                   ------------         -----------
         Total stockholders' equity........................................              5,878              11,359
                                                                                   ------------         -----------
                                                                                       $10,072             $16,002
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

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                March 31,
                                                                     ---------------------------------
                                                                         1999                2000
                                                                     -------------       -------------
Revenue:
     License fees.................................................       $  1,670            $  1,232
     Royalties....................................................          1,277               1,427
     Services.....................................................          1,104               1,409
                                                                     -------------       -------------
         Total revenue............................................          4,051               4,068
                                                                     -------------       -------------

Cost of sales:
     License fees.................................................            120                 163
     Services.....................................................            104                 374
                                                                     -------------       -------------
         Total cost of sales......................................            224                 537
                                                                     -------------       -------------

Gross profit......................................................          3,827               3,531
                                                                     -------------       -------------

Operating expenses:
     Sales and marketing..........................................          1,433               1,705
     Research and development.....................................          1,766               2,436
     General and administrative...................................            475                 802
                                                                     -------------       -------------
         Total operating expenses.................................          3,674               4,943
                                                                     -------------       -------------

         Earnings (loss) from operations..........................            153              (1,412)

Other income (expense):
     Interest income..............................................             45                  64
     Other, net...................................................             (2)                 (5)
                                                                     -------------       -------------
         Total other income.......................................             43                  59
                                                                     -------------       -------------

         Earnings (loss) before income taxes......................            196              (1,353)

Income tax expense................................................            136                 101
                                                                     -------------       -------------
         Net earnings (loss)......................................        $    60            $ (1,454)
                                                                     =============       =============

Other comprehensive income (loss):
    Foreign currency translation adjustment.......................              7                  (4)
                                                                     -------------       -------------
    Comprehensive income (loss)...................................       $     67            $ (1,458)
                                                                     =============       =============

Earnings (loss) per common share:
    Basic.........................................................       $   0.01            $  (0.14)
    Diluted.......................................................       $   0.01            $  (0.14)
Weighted average number of common shares outstanding:
    Basic.........................................................          9,274              10,344
    Diluted.......................................................          9,654              10,344

     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------------
                                                                                    1999                2000
                                                                              -----------------   -----------------
Cash flows from operating activities:
   Net earnings (loss)..........................................................       $    60            $ (1,454)
   Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
     Depreciation and amortization.........................................                188                 220
     Changes in operating assets and liabilities:
       Accounts receivable.................................................             (1,185)               (970)
       Prepaid expenses and other..........................................                (75)                 (8)
       Accounts payable....................................................               (104)               (326)
       Accrued expenses....................................................                 94                 262
       Deferred revenue....................................................                198                 513
                                                                                   ------------         -----------
         Net cash used by operating activities.............................               (824)             (1,763)
                                                                                   ------------         -----------

Cash flows from investing activities:
   Additions to equipment..................................................               (122)               (346)
   Additions to purchased computer software................................               (150)                 --
                                                                                   ------------         -----------
         Net cash used by investing activities.............................               (272)               (346)
                                                                                   ------------         -----------

Cash flows from financing activities:
   Principal payments on debt..............................................                 (3)                 --
   Proceeds from issuance of common stock, net.............................                 77               6,939
                                                                                   ------------         -----------
         Net cash provided by financing activities.........................                 74               6,939
                                                                                   ------------         -----------
Foreign currency translation adjustment affecting cash.....................                  7                  (4)
                                                                                   ------------         -----------
         Net increase (decrease) in cash and cash equivalents..............             (1,015)              4,826

Cash and cash equivalents at beginning of period...........................              4,534               1,324
                                                                                   ------------         -----------
Cash and cash equivalents at end of period.................................            $ 3,519             $ 6,150
                                                                                   ============         ===========

Supplemental disclosures:
   Cash paid for income taxes..............................................            $    15             $    43
                                                                                   ============         ===========

     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000

A. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

B. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential common stock. For the three month period ended March 31, 2000, diluted loss per share is the same as basic loss per share, as the effect of potential common stock, consisting of common stock options, is antidilutive.

C. EQUITY FINANCING

     In February 2000, the Company issued 1.9 million shares of common stock and warrants to purchase 1.2 million shares of common stock at an exercise price of $6.50 per share for total consideration of $6.9 million in a private offering. The warrants are exercisable beginning August 2000 through their expiration in February 2005.

D. ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" SAB 101 provides guidance on revenue recognition issues. The Company does not anticipate any material adverse effect from SAB 101 on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-KSB for the year ended December 31, 1999, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

Revenue

     Total revenue for the quarter ended March 31, 2000 was unchanged at $4.1 million as compared to the quarter ended March 31, 1999, reflecting an increase in royalties and services, offset by a decrease in license fees. License fees decreased 29% to $1.2 million for the first quarter of 2000 from $1.7 million reported in the first quarter of 1999. Decreased license fees in the first quarter of 2000 are attributed to a decrease in the average license fees received per contract by the Company as compared to the same prior year quarter. Decreased average license fees resulted from competition and a trend in the high-end software market towards lower up front license fees, in favor of increased royalty and service fees in future periods. By product line the Company experienced 35%license growth, as compared to the same prior year quarter from its Interoperability viewing products including the IntraVision(R) Software Development Kit (IVSDK), offset by decreased license fees from the Company's component product line including the ACIS(R) 3D Toolkit and supporting husks. Royalties advanced 12%, growing to $1.4 million for the first quarter of 2000 from $1.3 million reported for the same quarter in 1999. Increased royalties for the quarter ended March 31, 2000 as compared to the same quarter in 1999 resulted from increased non-refundable prepaid royalties. As a result of the trend in the high-end software market noted above, the Company expects to continue to include up front non-refundable prepaid royalties with its license agreements. Service revenue, derived from the sale of maintenance contracts and the performance of training and consulting services, increased 28% to $1.4 million for the quarter ended March 31, 2000 as compared to $1.1 million reported for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, one customer accounted for 19% of the Company's revenue.

     Geographically, international revenue decreased 30% for the quarter ended March 31, 2000 and represented 34% of total revenue as compared to 48% for the quarter ended March 31, 1999. Decreased international revenue for the quarter ended March 31, 2000 reflects a decrease in the number of contracts executed in Japan and Europe in addition to an increase in value of the contracts executed in North America.

Cost of Sales

     Cost of sales consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales increased to $537,000 for the quarter ended March 31, 2000 from $224,000 reported in the comparable prior year period primarily due to increased staffing for customer support resulting from growth in the Company's installed customer base and engineering consulting services performed. Royalty expense increased $38,000 (or 58%) for the quarter ended March 31, 2000 as compared to the same quarter in 1999 as a result of increased royalty expenses to third party developers associated with certain component software translation tools. As a percent of total revenue, cost of sales increased to 13%, as compared to 6% for the quarter ended March 31, 1999.

Operating Expenses

     Sales and marketing expense increased 19% to $1.7 million for the quarter ended March 31, 2000 as compared to $1.4 million reported in the quarter ended March 31, 1999. Increased sales and marketing expense for the first quarter of 2000 as compared to the first quarter of 1999 is due to the ongoing investment in the Company's Web-based business, PlanetCAD(TM). The Company expects this trend to continue throughout 2000 as it attempts to expand its market share in the Application Service Provider ("ASP") market space. As a percent of total revenue, sales and marketing expense increased to 42% for the quarter ended March 31, 2000 as compared to 35% for the comparable prior year period.

     Research and development expense increased 38% to $2.4 million for the quarter ended March 31, 2000 from $1.8 million reported in the same prior year quarter. Increased research and development expense was due to increased staffing in support of the Company's continued development of a new generation of Web-based business-to-business ("B2B") interoperability software products, including 3Dshare.com, Bits2Parts.com and 3Dpublish.com. The Company expects its investment in research and development to increase throughout 2000 with the continued expansion of software offered by its Web-based B2B ASP model. As a percent of total revenue, research and development expense increased to 60% for the quarter ended March 31, 2000 from 44% for the comparable prior year quarter. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant; therefore, the Company has expensed all of these costs as research and development in the periods incurred.

     General and administrative expense increased 69% to $802,000 for the quarter ended March 31, 2000 as compared to $475,000 reported for the same prior year quarter. Increased general and administrative expense for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 was due to increased administrative salaries, including legal and staffing costs, in support of the Company's PlanetCAD division. As a percent of total revenue, general and administrative expense increased to 20% for the first quarter of 2000 from 12% for the first quarter of 1999.

Other Income (Expense), net

     Other income increased $16,000 to $59,000 for the quarter ended March 31, 2000 as compared to $43,000 reported for the quarter ended March 31, 1999. Increased other income reflects higher interest income, as a result of higher cash balances due to the equity transaction completed by the Company in February 2000. (See "Liquidity and Capital Resources" and "Item 2").

Income Tax Expense

     Income tax expense consisting solely of taxes on foreign sales, decreased $35,000 to $101,000 for the fiscal quarter ended March 31, 2000 from $136,000 reported for the same quarter in 1999 due primarily to decreased sales in Japan.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced in the past and expects to continue to experience in the future significant fluctuations in quarterly operating results due to a number of factors that are difficult to forecast, including, among others, the volume of orders received within a quarter, receipt of prepaid royalties, demand for the Company's products, the product mix purchased by the Company's customers, competing capital budget considerations of the Company's customers, introduction and enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors and general economic conditions. Due to the foregoing factors, it is possible that the Company's operating results for some future quarters may fall below the expectations of securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had $6.2 million in cash and cash equivalents. Cash and cash equivalents increased $4.8 million for the three months ended March 31, 2000, as compared to a $1.0 million decrease for the comparable prior year period. The increase in cash and cash equivalents for the quarter ended March 31, 2000 as compared to the same prior year period was due to the completion of a private equity transaction in February 2000, in which the Company sold 1.9 million shares of common stock at a price of $3.60 per share and warrants to purchase 1.2 million shares of common stock at $0.05 per warrant for $6.9 million. The warrants are exercisable at $6.50 per share. The proceeds from the transaction are invested in high grade commercial paper with maturities less than less than 90 days.

     Net cash used by operating activities was $1.8 million for the three-month period ended March 31, 2000 as compared to $824,000 for the three-month period ended March 31, 1999. Net cash used by operations in 2000 resulted primarily from a net loss of $1.5 million, increased accounts receivable and decreased accounts payable, partially offset by increased deferred revenue and accrued expenses as well as other non-cash operating items. Cash used by operations in the period ended March 31, 1999 was principally due to increased accounts receivable, partially offset by increased deferred revenue and other non-cash operating items.

     Net cash used by investing activities totaling $346,000 for the quarter ended March 31, 2000 results from equipment purchases. Cash used for the comparable period in 1999 totaling $272,000 reflects $122,000 used for equipment purchases and $150,000 used for purchase of computer software.

     Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2000, due to proceeds from the equity transaction in February 2000.

     Management believes that cash generated from operations, together with existing cash, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

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


                                       SPATIAL TECHNOLOGY INC.


Date May 15, 2000                      /s/ R. Bruce Morgan
     ------------                      ------------------------------------
                                       R. Bruce Morgan
                                       President, Chief Executive Officer,
                                       and Director (Principal Executive
                                       and Financial Officer)

                                       /s/ Todd S. Londa
                                       ------------------------------------
                                       Todd S. Londa
                                       Vice President, Administration and
                                       Corporate Controller (Principal
                                       Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  27        Financial Data Schedule