Form 10QSB
period 2000-06-30
SPATIAL TECHNOLOGY INC
filed 2000-08-14
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     As of July 1, 2000, there were outstanding 11,495,274 shares of the Registrant's Common Stock (par value $0.01 per share).

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                             SPATIAL TECHNOLOGY INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, December 31, 1999
              and June 30, 2000......................................................................   3

         Condensed Consolidated Statements of Operations, three and six
              months ended June 30, 1999 and 2000....................................................   4

         Condensed Consolidated Statements of Cash Flows, six
              months ended June 30, 1999 and 2000....................................................   5

         Notes to Condensed Consolidated Financial Statements........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   7

PART II.  OTHER INFORMATION..........................................................................  11

Signatures...........................................................................................  12

                             SPATIAL TECHNOLOGY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (In thousands, except shares)


                                                                                    December 31,        June 30,
                                                                                       1999               2000
                                                                                   --------------    --------------
                                                                                                       (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents .................................................   $        1,324    $        3,331
     Accounts receivable, net of allowance of $199 and $250 in 1999 and
         2000, respectively ....................................................            4,156             4,475
     Prepaid expenses and other ................................................              691               819
                                                                                   --------------    --------------
         Total current assets ..................................................            6,171             8,625
Equipment, net .................................................................            1,891             2,513
Purchased computer software, net ...............................................            2,010             2,082
                                                                                   --------------    --------------

                                                                                   $       10,072    $       13,220
                                                                                   ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................................   $        1,028    $        1,370
     Accrued expenses ..........................................................            1,245             1,442
     Deferred revenue ..........................................................            1,921             2,569
                                                                                   --------------    --------------
         Total current liabilities .............................................            4,194             5,381
                                                                                   --------------    --------------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized;
         9,508,179 and 11,495,274 shares issued in 1999 and 2000,
         respectively ..........................................................               95               115
     Additional paid-in capital ................................................           25,828            32,849
     Accumulated deficit .......................................................          (19,936)          (24,986)
     Accumulated other comprehensive loss ......................................             (109)             (139)
                                                                                   --------------    --------------
         Total stockholders' equity ............................................            5,878             7,839
                                                                                   --------------    --------------

                                                                                   $       10,072    $       13,220
                                                                                   ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                   ----------------------    ----------------------
                                                     1999         2000         1999         2000
                                                   ---------    ---------    ---------    ---------
Revenue:
   License fees ................................   $   1,286    $     928    $   2,956    $   2,160
   Royalties ...................................       1,082          970        2,359        2,397
   Services ....................................       1,235        1,286        2,339        2,695
                                                   ---------    ---------    ---------    ---------
         Total revenue .........................       3,603        3,184        7,654        7,252
                                                   ---------    ---------    ---------    ---------

Cost of revenue:
   License fees ................................         163          223          283          386
   Royalties ...................................           9           --            9           --
   Services ....................................         139          533          243          907
                                                   ---------    ---------    ---------    ---------
         Total cost of revenue .................         311          756          535        1,293
                                                   ---------    ---------    ---------    ---------

Gross profit ...................................       3,292        2,428        7,119        5,959
                                                   ---------    ---------    ---------    ---------

Operating expenses:
   Sales and marketing .........................       1,242        2,077        2,675        3,782
   Research and development ....................       1,664        2,962        3,430        5,398
   General and administrative ..................         491          994          966        1,796
   Acquired in-process research and development.         500           --          500           --
                                                   ---------    ---------    ---------    ---------
         Total operating expenses ..............       3,897        6,033        7,571       10,976
                                                   ---------    ---------    ---------    ---------

         Loss from operations ..................        (605)      (3,605)        (452)      (5,017)

Other income (expense)
   Interest income .............................          43           66           88          130
   Other, net ..................................          (4)         (20)          (6)         (25)
                                                   ---------    ---------    ---------    ---------
         Total other income ....................          39           46           82          105
                                                   ---------    ---------    ---------    ---------

         Loss before income taxes ..............        (566)      (3,559)        (370)      (4,912)

Income tax expense .............................          39           37          175          138
                                                   ---------    ---------    ---------    ---------

         Net loss ..............................   $    (605)   $  (3,596)   $    (545)   $  (5,050)
                                                   =========    =========    =========    =========

Other comprehensive income (loss):
   Foreign currency translation adjustment .....           2          (26)           9          (30)
                                                   ---------    ---------    ---------    ---------
   Comprehensive loss ..........................   $    (603)   $  (3,622)   $    (536)   $  (5,080)
                                                   ---------    ---------    ---------    ---------

Loss per common share:
     Basic and diluted .........................   $   (0.07)   $   (0.31)   $   (0.06)   $   (0.46)

Weighted average number of shares outstanding:
     Basic and diluted .........................       9,294       11,483        9,284       10,914


          See accompanying notes to consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              ------------------
                                                                               1999       2000
                                                                              -------    -------
Cash flows from operating activities:
   Net loss ...............................................................   $  (545)   $(5,050)
   Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
     Depreciation and amortization ........................................       361        509
     Acquired in-process research and development .........................       500         --
     Changes in operating assets and liabilities:
       Accounts receivable ................................................      (140)      (319)
       Prepaid expenses and other .........................................        (9)      (128)
       Accounts payable ...................................................      (275)       532
       Accrued expenses ...................................................       489          7
       Deferred revenue ...................................................        42        648
                                                                              -------    -------
         Net cash provided (used) by operating activities .................       423     (3,801)
                                                                              -------    -------

Cash flows from investing activities:
   Additions to equipment .................................................      (272)      (935)
   Additions to purchased computer software ...............................      (650)      (268)
                                                                              -------    -------
         Net cash used by investing activities ............................      (922)    (1,203)
                                                                              -------    -------

Cash flows from financing activities:
   Principal payments on debt .............................................       (89)        --
   Proceeds from issuance of common stock, net ............................        77      7,041
                                                                              -------    -------
         Net cash provided (used) by financing activities .................       (12)     7,041
                                                                              -------    -------

Foreign currency translation adjustment affecting cash ....................         9        (30)
                                                                              -------    -------

         Net increase (decrease) in cash and cash equivalents .............      (502)     2,007

Cash and cash equivalents at beginning of period ..........................     4,534      1,324
                                                                              -------    -------

Cash and cash equivalents at end of period ................................   $ 4,032    $ 3,331
                                                                              =======    =======

Supplemental disclosures:
   Cash paid for interest .................................................   $     5    $     5
                                                                              =======    =======

   Cash paid for income taxes .............................................   $    77    $    86
                                                                              =======    =======


     See accompanying notes to condensed consolidated financial statements.

                             SPATIAL TECHNOLOGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000

A.  FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

B.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential dilutive securities. For the three and six month periods ended June 30, 1999 and 2000, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the three month periods ended June 30, 1999 and 2000 the impact of potential dilutive securities on the diluted weighted average number of common shares outstanding would have been 360,632 and 560,232, respectively. For the six month periods ended June 30, 1999 and 2000 the impact of potential dilutive securities on the diluted weighted average number of common shares outstanding would have been 371,505 and 735,087, respectively.

C.  ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on revenue recognition issues. The Company does not anticipate any material adverse effect from SAB 101 on the Company's financial statements.

D.  SUBSEQUENT EVENTS

     In July 2000, the Company announced plans to sell the assets of its component business to Dassault Systemes in a cash transaction of $21.5 million. In addition, certain cross licensing agreements for component and Internet technologies will be executed as part of the transaction. In connection with this transaction, Dassault Systemes will increase its minority investment in the Company. The transaction is subject to stockholder approval.

     In July 2000, the Company announced the acquisition of certain assets of Prescient Technologies, Inc. ("Prescient") including intellectual property and personnel. The asset purchase was valued at approximately $1.4 million, in which Spatial will issue Prescient between 300,000 and 350,000 shares of Spatial common stock, depending on the achievement of certain performance objectives, and $100,000 in cash.

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

RESULTS OF OPERATIONS

Revenue

     Total revenue for the quarter ended June 30, 2000, decreased 12% to $3.2 million from $3.6 million reported for the quarter ended June 30, 1999. License fees decreased 28% to $928,000 for the second quarter of 2000 from $1.3 million reported in the second quarter of 1999. The decrease in license fees for the quarter ended June 30, 2000, as compared to the comparable prior year quarter is attributable to a decrease in the number of new contracts executed for the Company's component product line, in addition to changes in the way many high-end software customers purchase new technologies, which is trending toward lower upfront license fees, in favor of increased royalty and service fees in future periods. Royalties decreased 10% to $970,000 for the second quarter of 2000 versus $1.1 million reported for the same quarter in 1999. Decreased royalties for the quarter ended June 30, 2000 as compared to the same quarter in 1999 resulted from a decrease in the number of executed prepaid royalty contracts partially offset by increased recurring royalties. Service revenue, derived from the sale of maintenance contracts and the performance of training and consulting services, increased 4% to $1.3 million for the quarter ended June 30, 2000 as compared to $1.2 million reported for the quarter ended June 30, 1999.

     For the six month period ended June 30, 2000, total revenue decreased 5% to $7.3 million as compared to $7.7 million reported for the same six month period in 1999, resulting from a decrease in license revenue partially offset by increased royalty and service revenue. License fees decreased 27% to $2.2 million in the six month period ended June 30, 2000, as compared to $3.0 million reported for the comparable prior year period. The decrease in license fees for the six month period ended June 30, 2000 results from competition and a trend in the high-end software market towards lower upfront license fees, in favor of increased royalty and service fees in future periods. Royalties remained flat at $2.4 million for the six month period ended June 30, 2000, as compared to the same prior year period. Service revenue increased 15% to $2.7 million for the six month period ended June 30, 2000, as compared to $2.3 million reported for the comparable period in 1999, reflecting growth in the Company's installed customer base and increased services performed for these customers.

     Geographically, international revenue decreased 39% for the quarter ended June 30, 2000, and represented 33% of revenue as compared to 48% for the quarter ended June 30, 1999. Decreased international revenue for the second quarter of 2000 is due to changes in key personnel in Europe and Japan, and a delay in hiring additional sales and support personnel. Domestic revenue increased 13% for the quarter ended June 30, 2000, as compared to the same prior year quarter reflecting the completion of two large value contracts. For the six month period ended June 30, 2000 international revenue decreased 34% and represented 34% of total revenue as compared to 48% for the comparable prior year period. The decrease in the ratio of international revenue for this six month period is attributable to a decrease in the number of contracts executed and changes in key personnel in Europe and Japan. Domestic revenue increased 21% for the six month period ended June 30, 2000, as compared to the same prior year period. Increased domestic revenue for the six month period ended June 30, 2000, reflects an increase in the value of the contracts executed.

Cost of  Revenue

     Cost of revenue consists of support costs, royalty payments by the Company to third party developers, manufacturing costs (primarily media duplication, manuals, and shipping) and amortization of purchased computer software. Total cost of sales increased 143% to $756,000 for the quarter ended June 30, 2000 from $311,000 reported for the quarter ended June 30, 1999. For the six month period ended June 30, 2000 cost of sales increased 142% to $1.3 million from $535,000 reported in the comparable prior year period. The increase in cost of sales for all periods presented was primarily due to increased staffing costs associated with the Company's customer support efforts in addition to increased royalty expenses to third party developers associated with certain component software translation tools. As a percent of total revenue, cost of revenue increased to 24% and 18% for the three and six months ended June 30, 2000, respectively, as compared to 9% and 7% for the comparable periods in 1999, respectively.

Operating Expenses

     Sales and marketing expense increased 67% to $2.1 million for the quarter ended June 30, 2000 as compared to $1.2 million for the same prior year quarter. For the six month period ended June 30, 2000 sales and marketing expense increased 41% to $3.8 million from $2.7 million reported for the six month period ended June 30, 1999. Increased sales and marketing expense in 2000 as compared to 1999 is due to increased marketing efforts in the Company's Web infrastructure for engineering services through its PlanetCAD division. In addition, for the quarter ended June 30, 2000, the Company realized certain operating expenses of Prescient Technologies, Inc. ("Prescient"). The Company acquired Prescient in July 2000, however, prior to the close of the transaction, the Company assumed responsibility for certain operating expenses of Prescient in order to protect specific intellectual property values. As a percent of total revenue, sales and marketing expense increased to 65% for the second quarter of 2000 as compared to 34% for the second quarter of 1999. For the six month period ended June 30, 2000 sales and marketing expense increased as a percent of total revenue to 52% versus 35% for the same prior year period.

     Research and development expense increased 78% to $3.0 million for the quarter ended June 30, 2000 from $1.7 million reported in the same prior year quarter. For the six month period ended June 30, 2000 research and development expense increased 57% to $5.4 million from $3.4 million reported in the comparable prior year period. Increased research and development expense was due to increased staffing in support of the Company's continued development of its Web infrastructure for engineering services through its PlanetCAD division, which includes the following application services: 3Dshare.com, Bits2Parts.com and 3Dpublish.com. In addition, for the quarter ended June 30, 2000, as noted above, the Company assumed certain operating expenses of Prescient prior to completion of the acquisition. As a percent of total revenue, research and development expense increased to 93% and 74% for the three and six month periods ended June 30, 2000, respectively, from 46% and 45% for the comparable prior year periods, respectively. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Software development costs incurred after technological feasibility has been established to date have not been significant; therefore, the Company has expensed all of these costs as research and development in the periods incurred.

     General and administrative expense increased 102% to $994,000 for the quarter ended June 30, 2000 from $491,000 reported for the same quarter in 1999. For the six month period ended June 30, 2000 general and administrative expense increased 86% to $1.8 million from $966,000 reported for the comparable prior year period. Increased general and administrative expense was due to administrative expenses, including legal and staffing costs, in support of the Company's PlanetCAD division as well as increased bad debt reserve. As a percent of total revenue, general and administrative expense increased to 31% and 25% for the three and six month periods ended June 30, 2000, respectively, as compared to 14% and 13% for the comparable prior year periods, respectively.

Acquired In-process Research and Development

         Acquired in-process research and development expense of $500,000 in the quarter ended June 30, 1999 relates to the acquisition of certain assets and liabilities of Sven Technologies, Inc. ("Sven"). Specifically, included in this expense were amounts allocated to three separate projects, which had not reached technological feasibility, and had no probable alternative future uses.

Other Income (Expense), net

     Other income increased to $46,000 for the second quarter of 2000 as compared to $39,000 reported for the second quarter of 1999 and to $105,000 for the six month period ended June 30, 2000 from $82,000 for the comparable prior year period. Increased other income reflects higher interest income, as a result of higher cash balances due to the equity transaction completed by the Company in February 2000. (See "Liquidity and Capital Resources").

Income Tax Expense

     Income tax expense decreased to $37,000 for the quarter ended June 30, 2000 as compared to $39,000 reported for the same quarter in 1999. For the six month period ended June 30, 2000 income tax expense decreased to $138,000 from $175,000 for the same period in 1999. Decreased income tax expense in 2000 as compared to 1999 is due to decreased sales and taxable income in Japan.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $3.3 million in cash and cash equivalents. Cash and cash equivalents increased $2.0 million for the six months ended June 30, 2000, as compared to a decrease of $502,000 for the comparable prior year period. In February 2000, the Company completed a private equity transaction, in which the Company sold 1.9 million shares of common stock at a price of $3.60 per share and warrants to purchase 1.2 million shares of common stock at $0.05 per warrant for $6.9 million. The warrants are exercisable at $6.50 per share. The proceeds from the transaction are invested in high grade commercial paper with maturities less than less than 90 days.

     Net cash used by operating activities was $3.8 million for the six month period ended June 30, 2000 as compared to net cash provided by operations of $423,000 for the six month period ended June 30, 1999. Net cash used by operations in 2000 was primarily the result of the net loss for the six month period ended June 30, 2000 partially offset by increased deferred revenue and accounts payable. Cash provided by operations in the six month period ended June 30, 1999 was primarily the result of increased accrued liabilities associated with cash payments made by the Company to Sven in the third and fourth quarters of 1999 in connection with the Sven acquisition, partially offset by increased accounts receivable and decreased accounts payable.

     Net cash used by investing activities totaling $1.2 million for the six month period ended June 30, 2000 reflects $935,000 used for equipment purchases and $268,000 used for purchased computer software. Cash used by investing activities during the first half of 1999 includes $272,000 for equipment purchases and $650,000 for purchased computer software including $500,000 in connection with the Sven acquisition.

     Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2000, due to proceeds from the equity transaction in February 2000. Net cash used by financing activities for the six month period ended June 30, 1999 was $12,000 reflecting cash used for principal payments on debt partially offset by proceeds from the issuance of common stock in connection with the exercise of employee stock options.

     As indicated in Management's Discussion and Analysis, the Company has allocated significant resources to its Web based business, PlanetCAD. In addition, the Company continues to experience significant fluctuations in operating results for its component division. For the six month period ended June 30, 2000 both the Internet and component divisions contributed to the reported operating loss. To capitalize on its Internet market strategy, the Company will continue to invest in its infrastructure, research and development and marketing. As a result, the Company has been actively pursuing financing alternatives to meet the capital requirements needed for the execution of this business strategy. In July 2000, the Company announced plans to sell the assets of its component business to Dassault Systemes in a cash transaction of $21.5 million. In addition, certain cross licensing agreements for component and Internet technologies will be executed as part of the transaction. In connection with this transaction, Dassault Systemes will increase its minority investment in the Company. The transaction is subject to stockholder approval. Management believes that cash from the proposed transaction to sell the component business , together with existing cash and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months. In the event that the transaction to sell the Company's component division to Dassualt Systemes is not completed, the Company will be required to seek alternative sources of funding for operations. Such funding may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Should the Company not be able to raise additional capital, management believes it can scale back operations for both the Company's Internet and Component divisions such that cash generated form operations, together with existing cash, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

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





                                           SPATIAL TECHNOLOGY INC.



Date August 14, 2000
     ---------------                       /s/ R. Bruce Morgan
                                           -------------------------------------
                                           R. Bruce Morgan
                                           President, Chief Executive Officer,
                                           and Director (Principal Executive
                                           and Financial Officer)

                                           /s/ Todd S. Londa
                                           -------------------------------------
                                           Todd S. Londa
                                           Vice President, Administration and
                                           Corporate Controller (Principal
                                           Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27         Financial Data Schedule