Form 10QSB/A
period 2000-06-30
SPATIAL TECHNOLOGY INC
filed 2000-08-18
CIK 852437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1



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

Item 5 is amended to read in its entirety as follows:

The Company's annual stockholder meeting has been delayed pending preparation of a proxy statement requesting stockholder approval of the sale of the Company's component software business and certain related transactions. The final date for the Company's next annual stockholders meeting has not yet been set. Once the Company's Board of Directors sets the date for the meeting, the Company will make a public announcement of the date. Pursuant to the Company's By-laws, the deadline for submitting a stockholder proposal or a nomination for director will be the close of business on the tenth day following the day of the Company's public announcement of the annual meeting date. The Company advises stockholders wishing to submit a stockholder proposal or a nomination for director to review the Company's By-laws and the applicable rules of the Securities and Exchange Commission which contain additional requirements for timing, form and content of any stockholder proposal or nomination for director.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPATIAL TECHNOLOGY INC.


Date August 18, 2000                      /s/ R. Bruce Morgan
                                          -------------------------------------
                                          R. Bruce Morgan
                                          President, Chief Executive Officer,
                                          and Director (Principal Executive and
                                          Financial Officer)