Form 10QSB
period 2000-09-30
PLANETCAD INC
filed 2000-11-17
CIK 852437

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                For the quarterly period ended September 30, 2000

                                       OR

 [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from              to
                                   --------------  ----------------

                         Commission file number 0-288-42

                                 PLANETCAD INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                   84-1035353
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

        2520 55TH STREET, SUITE 200, BOULDER, COLORADO                                  80301
           (address of principal executive offices)                                   (Zip Code)

                                 (303) 209-9100
                (Issuer's telephone number, including area code)
                             SPATIAL TECHNOLOGY INC.
              2425 55TH STREET, SUITE 100, BOULDER, COLORADO 80301
                       (Issuer's Former Name and Address)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.      Yes  X   No
                  ---     ---


     As of November 12, 2000, there were outstanding 11,887,307 shares of the Registrant's Common Stock (par value $0.01 per share).

     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Unaudited Condensed Consolidated Balance Sheets, December 31, 1999
              and September 30, 2000.................................................................    3

         Unaudited  Condensed Consolidated Statements of Operations, three and nine
              months ended September 30, 1999 and 2000...............................................    4

         Unaudited  Condensed Consolidated Statements of Cash Flows, nine
              months ended September 30, 1999 and 2000...............................................    5

         Notes to Unaudited  Condensed Consolidated Financial Statements.............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    9

PART II.  OTHER INFORMATION..........................................................................   13

Signatures...........................................................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                          (In thousands, except shares)


                                                                                 December 31,   September 30,
                                                                                     1999           2000
                                                                                 ------------   -------------
ASSETS

Current Assets:
     Cash and cash equivalents ...............................................     $  1,324      $  1,228
     Accounts receivable, net of allowance of $49 in 2000 ....................           --         1,169
     Prepaid expenses and other ..............................................           --           657
       Net assets of discontinued operations .................................        6,791         5,589
                                                                                   --------      --------
         Total current assets ................................................        8,115         8,643
Equipment, net ...............................................................           36           752
Purchased computer software and other intangibles, net .......................           --         1,292
                                                                                   --------      --------

                                                                                   $  8,151      $ 10,687
                                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ........................................................     $  1,028      $  3,021
     Notes payable ...........................................................           --         2,000
     Accrued expenses ........................................................        1,245         1,836
     Deferred revenue ........................................................           --           262
                                                                                   --------      --------
         Total current liabilities ...........................................        2,273         7,119
                                                                                   --------      --------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized; 9,508,179 and
         11,837,307 shares issued in 1999 and 2000, respectively..............           95           118
     Additional paid-in capital ..............................................       25,828        34,118
     Accumulated deficit .....................................................      (19,936)      (30,524)
     Accumulated other comprehensive loss ....................................         (109)         (144)
                                                                                   --------      --------
         Total stockholders' equity ..........................................        5,878         3,568
                                                                                   --------      --------
                                                                                   $  8,151      $ 10,687
                                                                                   ========      ========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                         Three Months Ended          Nine months Ended
                                                             September 30,             September 30,
                                                        ---------------------      ---------------------
                                                         1999          2000         1999          2000
                                                        -------      --------      -------      --------
Revenue:
   License fees and royalties .....................     $   105      $  1,036      $   482      $  1,204
   Services .......................................          73           307          161           428
                                                        -------      --------      -------      --------
         Total revenue ............................         178         1,343          643         1,632
                                                        -------      --------      -------      --------
Cost of revenue:
   License fees and royalties .....................          10             3           39            13
   Services .......................................          31           494          118           686
                                                        -------      --------      -------      --------
         Total cost of revenue ....................          41           497          157           699
                                                        -------      --------      -------      --------

Gross profit ......................................         137           846          486           933
                                                        -------      --------      -------      --------
Operating expenses:
   Sales and marketing ............................         255         1,053          411         2,216
   Research and development .......................         488         2,343          760         4,403
   General and administrative .....................          44           427          141         1,218
    Acquired in-process research and development ..          --           332           --           332
                                                        -------      --------      -------      --------
         Total operating expenses .................         787         4,155        1,312         8,169
                                                        -------      --------      -------      --------

         Net loss from continuing operations ......        (650)       (3,309)        (826)       (7,236)
                                                        -------      --------      -------      --------
Discontinued operations:
   Income (loss) from discontinued operations,
      net of income tax effect of  $39, 23,
      214 and 161, respectively ...................         140        (2,229)        (229)       (3,352)
                                                        -------      --------      -------      --------
   Net loss .......................................     $  (510)     $ (5,538)     $(1,055)     $(10,588)
                                                        =======      ========      =======      ========

Basic and diluted loss per common share:
   Continuing operations ..........................     $ (0.07)     $  (0.28)     $ (0.06)     $  (0.64)
    Discontinued operations .......................        0.02         (0.19)       (0.05)        (0.30)
                                                        -------      --------      -------      --------
      Net loss ....................................     $ (0.05)     $  (0.47)     $ (0.11)     $  (0.94)
                                                        =======      ========      =======      ========

Basic and diluted weighted average number of shares
    outstanding ...................................       9,400        11,784        9,323        11,206

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                             Nine months Ended
                                                                               September 30,
                                                                           ---------------------
                                                                            1999         2000
                                                                           -------      --------
Cash flows from operating activities:
   Net loss ..........................................................     $(1,055)     $(10,588)
   Adjustments to reconcile net loss to net cash used
     by operating activities:

     Depreciation and amortization ...................................         574           865
     Acquired in-process research and development ....................         500           332
       Stock options issued for services .............................          --           144
     Changes in operating assets and liabilities, excluding effects of business combinations:
       Accounts receivable ...........................................        (861)          170
       Prepaid expenses and other ....................................         (62)         (873)
       Accounts payable ..............................................          (8)        1,765
       Accrued expenses ..............................................          63           633
       Deferred revenue ..............................................         214           217
                                                                           -------      --------
         Net cash used by operating activities .......................        (635)       (7,335)
                                                                           -------      --------

Cash flows from investing activities:
   Additions to equipment ............................................        (525)       (1,220)
   Additions to purchased computer software ..........................        (694)         (518)
    Cash paid for business combination ...............................          --          (100)
                                                                           -------      --------
         Net cash used by investing activities .......................      (1,219)       (1,838)
                                                                           -------      --------

Cash flows from financing activities:
   Notes payable and credit line .....................................          --         2,000
   Principal payments on debt ........................................         (89)           --
   Proceeds from issuance of common stock, net .......................         123         7,112
                                                                           -------      --------
         Net cash provided by financing activities ...................          34         9,112
                                                                           -------      --------

Foreign currency translation adjustment affecting cash ...............          (3)          (35)
                                                                           -------      --------

         Net increase (decrease) in cash and cash equivalents ........      (1,823)          (96)
Cash and cash equivalents at beginning of period .....................       4,534         1,324
                                                                           -------      --------

Cash and cash equivalents at end of period ...........................     $ 2,711      $  1,228
                                                                           =======      ========

Supplemental disclosures:
   Cash paid for interest ............................................     $     5      $      5
                                                                           =======      ========

   Cash paid for income taxes ........................................     $   150      $    141
                                                                           =======      ========

Non-cash investing and financing activity:
   Common stock issued for acquisitions ..............................     $   900      $  1,057
                                                                           =======      ========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


A. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments, as well as an amendment to Article I of the Company's certificate of incorporation to change its name from Spatial Technology Inc. to PlanetCAD Inc. The Company consummated the sale to Dassault and effected the name change on November 14, 2000. The results of operations of the component software business have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

B. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential dilutive securities. For the three and nine month periods ended September 30, 1999 and 2000, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the three month periods ended September 30, 1999 and 2000 the number of potential dilutive securities excluded from the computation of the diluted weighted average number of common shares outstanding was 482,172 and 230,239, respectively, consisting primarily of common stock options. For the nine month periods ended September 30, 1999 and 2000, the number of potential dilutive securities excluded from the computation of the diluted weighted average number of common shares outstanding was 405,266 and 576,835, respectively, consisting primarily of common stock options.

C. ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on revenue recognition issues. The Company does not anticipate significant impact on the Company's financial statements from the adoption of SAB 101.

D. ACQUISITION

     In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. ("Prescient") for a total consideration of approximately $1.3 million, including $100,000 cash and between 300,000 and 350,000 shares of the Company's common stock, depending on the achievement of certain performance objectives. The acquisition was accounted for using the purchase method and accordingly results of operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values including $298,000 of accounts receivable, $209,000 in furniture and equipment, $174,000 in

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


other assets, and the assumption of $493,000 in liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 of in-process research and development projects. The software costs and other intangible assets will be amortized over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Prescient's results of operations as if the acquisition took place on January 1, 1999 (in thousands, except per share data).

                                                          Nine months ended
                                                             September 30,
                                                           1999        2000
                                                          -------    --------
      Revenue                                             $ 3,669    $  2,656
      Net loss from continuing operations                  (4,693)     (9,425)
      Net loss                                             (4,922)    (12,777)
      Basic and diluted net loss from continuing
           operations per share                           $ (0.49)   $  (0.83)
      Basic and diluted net loss per share                $ (0.51)   $  (1.12)

     The pro forma results for 2000 combine the Company's results for the nine months ended September 30, 2000 with the results of Prescient for the period from January 1, 2000 through the date of acquisition. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 1999. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

E. OTHER SIGNIFICANT TRANSACTIONS

     In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments, and the Company consummated the sale on November 14, 2000. Additionally, Dassault purchased 555,556 shares of newly issued common stock for a cash price of $2 million or approximately $3.60 per share on the same date.

     In September 2000, Dassault made a loan to the Company for $2 million of the purchase price for the sale of the component software business in advance of the closing of the transaction, which amount, including accrued and unpaid interest, was repaid by the Company as an offset against the purchase price at the closing. Certain cross licensing agreements for component and Internet technologies were also executed as part of the transaction and Dassault increased its minority interest in the Company by the purchase of 555,556 shares of the Company's common stock

     In June 2000, the Company issued options for the purchase of 65,000 common shares to a director. The stock options were granted with exercise prices equal to the market value on the date of grant. Of the 65,000 options, 40,000 relate to consulting services the director will perform over a two year period and vesting may be accelerated based on performance under the agreement. The Company has determined the fair value of the options to be $144,000, which will be recognized as general and administrative expense over the service period.

                                 PLANETCAD INC.
                       (FORMERLY SPATIAL TECHNOLOGY INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


F. DISCONTINUED OPERATIONS

     On September 30, 2000, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division for the three and nine months ended September 30, 1999 and 2000 have been presented as discontinued operations in the Company's financial statements. The Company estimates that the gain on this transaction will be approximately $17 million, net of tax. Included in this amount is management's estimate of the amount of expected future losses during the phase-out period.

     Summary unaudited operating results of the discontinued operations were as follows:

                                                         Three Months Ended         Nine months Ended
                                                           September 30,              September 30,
                                                        --------------------      ----------------------
                                                         1999         2000          1999          2000
                                                        -------      -------      --------      --------
Revenue ...........................................       3,597        1,845        10,786         8,808

Cost of revenue ...................................         295          403           801         1,494
                                                        -------      -------      --------      --------

Gross profit ......................................       3,302        1,442         9,985         7,314

Operating expenses ................................       3,163        3,662        10,122        10,629
                                                        -------      -------      --------      --------

         Operating income from discontinued
                  operations ......................         139       (2,220)         (137)       (3,315)

Other income (expense) ............................          40           14           122           124
                                                        -------      -------      --------      --------

         Income (loss) from discontinued operations
                 before income taxes ..............         179       (2,206)          (15)       (3,191)

Income tax expense ................................         (39)         (23)         (214)         (161)
                                                        -------      -------      --------      --------

         Income (loss) from discontinued
                      operations ..................     $   140      $(2,229)     $   (229)     $ (3,352)
                                                        =======      =======      ========      ========

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

     In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million which sale was consummated on November 14, 2000. In addition, certain cross licensing agreements for component and Internet technologies were executed as part of the transaction. As a result, the results of operations of the Company's component software segment for the three and nine months ended September 30, 2000 and 1999 have been shown as discontinued operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. For the nine month period ended September 30, 2000, total revenue increased 154% to $1.6 million as compared to $643,000 for the same nine month period in 1999. License fees and royalties increased 150% to $1.2 million in the nine month period ended September 30, 2000, as compared to $482,000 reported for the comparable prior year period. The increase in license fees and royalties is primarily due to sales of products acquired in the July 2000 Prescient acquisition. Service revenue increased 166% to $428,000 for the nine month period ended September 30, 2000, as compared to $161,000 reported for the comparable period in 1999, reflecting increased services to former Prescient customers.

COST OF REVENUE. For the nine month period ended September 30, 2000 cost of revenue increased 345% to $699,000 from $157,000 reported in the comparable prior year period. The increase in cost of revenue was primarily due to increased customer support costs for Prescient customers. As a percent of total revenue, cost of revenue increased to 43% for the nine months ended September 30, 2000, respectively, as compared to 24% for the comparable period in 1999.

OPERATING EXPENSES. For the nine month period ended September 30, 2000 total operating expenses increased 522% to $8.2 million from $1.3 million reported in the comparable prior year period. The increase in total operating expenses was primarily due to increased staffing costs associated with the acquisition of Prescient as well as increased staffing to support the development of the Company's Web infrastructure for engineering services. Operating expenses also include an expense of approximately $700,000 for outside consulting services related to development of the JAVA version of PlanetCAD's proprietary Web framework. As a percent of total revenue, total operating expenses increased to 500% for the nine months ended September 30, 2000, respectively, as compared to 204% for the comparable period in 1999.

SALES AND MARKETING EXPENSES. For the nine month period ended September 30, 2000 sales and marketing expense increased 439% to $2.2 million from $411,000 reported for the nine month period ended September 30, 1999. Increased sales and marketing expense in 2000 as compared to 1999 is due to increased marketing efforts, including advertising, for the Company's Web infrastructure and related internet-based engineering services. For the nine month period ended September 30, 2000 sales and marketing expense increased as a percent of total revenue to 136% versus 64% for the same prior year period.

RESEARCH AND DEVELOPMENT EXPENSES. For the nine-month period ended September 30, 2000 research and development expense increased 479% to $4.4 million from $760,000 reported in the comparable period in the prior year. Increased research and development expense was due to increased staffing in support of the

Company's continued development of its Web infrastructure for engineering services which includes the following application services: 3Dshare.com, Bits2Parts.com and 3Dpublish.com as well as products in the Prescient product line. In addition, research and development expenses for the period also includes an expense of approximately $700,000 for outside consulting services related to development of the JAVA version of PlanetCAD's proprietary Web framework. As a percent of total revenue, research and development expense increased to 270% for the nine month period ended September 30, 2000 from 118% for the comparable prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 760% to $1.2 million for the nine month period ended September 30, 2000 from $141,000 for the same period in 1999. The increase in general and administrative expenses is due to increased staffing and legal costs to support the Prescient products as well as support for the increased activities in the development of the Company's Web infrastructure for engineering services. As a percent of total revenue, general and administrative expense increased to 74% for the nine month period ended September 30, 2000, from 22% for the comparable prior year period.

IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense of $332,000 in the nine months ended September 30, 2000 relates to the acquisition of certain assets and liabilities of Prescient Technologies. There was no acquired in-process research and development expense for the comparable prior period.

DISCONTINUED OPERATIONS, COMPONENT SOFTWARE. For the nine months ended September 30, 2000 net loss from discontinued operations increased to $3.4 million from $229,000 reported in the comparable period in the prior year. The increase in net loss is primarily due to decreased revenue due in part to increased resistance to upfront license fees by software developers in an increasingly competitive market, as well as from changes to the Company's pricing model for its component software products. Under the new pricing model, component licensees pay only recurring fixed and variable partner fees upon the release and shipment of a software application that incorporates the Company's component software.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Total revenue for the quarter ended September 30, 2000, increased 654% to $1.3 million from $178,000 reported for the quarter ended September 30, 1999. License fees and royalties increased 887% to $1.0 million for the third quarter of 2000 from $105,000 reported in the third quarter of 1999. The increase in license fees and royalties for the quarter ended September 30, 2000, as compared to the comparable prior year quarter is attributable to products acquired in the July 2000 acquisition of Prescient. Service revenue increased 321% to $307,000 for the quarter ended September 30, 2000 as compared to $73,000 reported for the quarter ended September 30, 1999 primarily due to increased services to former Prescient customers.

COST OF REVENUE. Total cost of revenue increased to $497,000 for the quarter ended September 30, 2000 from $41,000 reported for the quarter ended September 30, 1999. The increase in cost of revenue was primarily due to increased customer support costs associated with the Prescient acquisition. As a percent of total revenue, cost of revenue increased to 37% for the three months ended September 30, 2000 as compared to 23% for the comparable period in 1999.

OPERATING EXPENSES. For the three month period ended September 30, 2000, total operating expenses increased 428% to $4.2 million from $787,000 reported in the comparable prior year period. The increase in total operating expenses was primarily due to increased staffing costs associated with the acquisition of Prescient as well as increased staffing to support the development of the Company's Web infrastructure for engineering services. Operating expenses also include an expense of approximately $700,000 for outside consulting services related to development of the JAVA version of PlanetCAD's proprietary Web framework. As a percent of total revenue, total operating expenses decreased to 309% for the three months ended September 30, 2000, as compared to 442% for the comparable period in 1999.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased 313% to $1.1 million for the quarter ended September 30, 2000 as compared to $255,000 for the same prior year quarter. Increased sales and marketing expense for the quarter in 2000 as compared to the same quarter in 1999 was due to increased marketing efforts, including advertising, for the Company's Web infrastructure and related Internet-based engineering services. As a percent of total revenue, sales and marketing expense decreased to 78% for the third quarter of 2000 as compared to 143% for the second quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 380% to $2.3 million for the quarter ended September 30, 2000 from $488,000 reported in the same prior year quarter. Increased research and development expense was due to increased staffing in support of the Company's continued development of its Web infrastructure for engineering services which includes the following application services: 3Dshare.com, Bits2Parts.com and 3Dpublish.com as well as products in the Prescient product line. In addition, research and development expense for the period also includes an expense of approximately $700,000 for outside consulting services related to development of the JAVA version of PlanetCAD's proprietary Web framework. As a percent of total revenue, research and development expense decreased to 174% for the three month period ended September 30, 2000, from 274% for the comparable prior year period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 870% to $427,000 for the quarter ended September 30, 2000 from $44,000 for the same quarter of 1999. The increase in general and administrative expense is due to increased staffing and legal costs to support the Prescient products as well as support for the increased activities in the development of the Company's Web infrastructure for engineering services. As a percent of total revenue, general and administrative expenses increased to 32% for the three month period ended September 30, 2000, as compared to 25% for the comparable prior year period.

IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense of $332,000 in the quarter ended September 30, 1999 relates to the acquisition of certain assets and liabilities of Prescient.

DISCONTINUED OPERATIONS, COMPONENT SOFTWARE. For the three months ended September 30, 2000 discontinued operations showed a $2.2 million loss as compared to $140,000 in income reported in the comparable prior year period. The increase in net loss is primarily due to decreased revenue due in part to increased resistance to upfront license fees by software developers in an increasingly competitive market, as well as from changes to the Company's pricing model for its component software products. Under the new pricing model, component licensees pay only recurring fixed and variable partner fees upon the release and shipment of a software application that incorporates the Company's component software.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had $1.2 million in cash and cash equivalents. Cash and cash equivalents decreased $96,000 for the nine months ended September 30, 2000, as compared to a decrease of $1.8 million for the comparable prior year period. The decrease in cash is primarily due to the net loss of $10.6 million offset by $6.9 million received in a private equity transaction and a $2 million loan from

Dassault. In a private equity transaction, the Company sold 1.9 million shares of common stock at a price of $3.60 per share and warrants to purchase 1.2 million shares of common stock for $0.05 per share. The $2 million loan received from Dassault was obtained in connection with the Company's sale of its component software division to Dassault which was repaid by the Company as an offset against the purchase price received from Dassault at the closing of the sale transaction.

     Net cash used by operating activities was $7.3 million for the nine month period ended September 30, 2000 as compared to net cash used in operations of $635,000 for the nine month period ended September 30, 1999. Net cash used by operations in 2000 was primarily the result of the net loss for the nine month period ended September 30, 2000 partially offset by increased accounts payable. Cash used in operations in the nine month period ended September 30, 1999 was primarily the result of increased accrued liabilities associated with cash payments made by the Company to Sven Technologies, Inc. in the third and fourth quarters of 1999 in connection with the Sven Technologies, Inc. acquisition, partially offset by increased accounts receivable and decreased accounts payable. In June 1999, the Company acquired certain assets and liabilities of Sven Technologies, Inc. for a total consideration of $1.4 million, including $500,000 cash and 193,861 shares of common stock and a warrant to purchase 250,000 shares of common stock at $12.50 per share.

     Net cash used by investing activities totaling $1.8 million for the nine month period ended September 30, 2000 reflects $1.2 million used for equipment purchases, $518,000 used for purchased computer software and $100,000 used in connection with the Prescient acquisition. Net cash used for investing activities during the nine months ended September 30, 1999 includes $525,000 for equipment purchases and $694,000 for purchased computer software including $500,000 in connection with the Sven acquisition.

     Net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2000, due to proceeds from the $7.1 million equity transaction in February 2000 as well as proceeds from a $2 million loan from Dassault. Net cash provided by financing activities for the nine month period ended September 30, 1999 was $34,000 reflecting cash used for principal payments on debt partially offset by proceeds from the issuance of common stock in connection with the exercise of employee stock options.

     In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes in a cash transaction of $25 million, subject to certain purchase price adjustments. In addition, certain cross licensing agreements for component and Internet technologies were executed as part of the transaction. In connection with this transaction, Dassault Systemes increased its minority investment in the Company through the purchase of 555,556 shares of the Company's common stock for a total consideration of $2 million. Management believes that cash from the sales of the component software business, together with existing cash and cash generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future including at least the next twelve months.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

         None

Item 2. Changes in Securities:

         On July 12, 2000, the Company issued 300,000 shares of common stock to Prescient Technologies, Inc. in partial consideration for certain assets of Prescient pursuant to an asset purchase agreement, dated June 28, 2000, by and among the Company, Prescient and Stone & Webster Incorporated. Additionally, 50,000 shares of common stock were placed into escrow, pursuant to the terms of the asset purchase agreement, to be released to Prescient upon the attainment of certain performance objectives relating to the execution of certain customer contracts. The sale and issuance of such shares was deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The recipients represented their intention to acquire the securities for investment only. Appropriate legends are affixed to the stock certificates issued in such transaction. The recipient either received adequate information about the Company or had access to such information. The transaction did not involve general solicitation or general advertising. There was no underwriter involved in the issuance of the shares and no commissions were paid to any person.

Item 3. Defaults on Senior Securities:

         Not Applicable

Item 4. Submission of Matters to Vote of Security Holders:

         None

Item 5. Other Information:

         None

Item 6. Exhibits and Reports on Form 8-K:

         a)   Exhibits

              27 - Financial Data Schedule

         b) Reports on Form 8-K filed during the third quarter 2000 and through filing of this Form 10-QSB:

                Form 8-K, dated October 17, 2000, providing notification of the Company's acquisition of Prescient Technologies, Inc. from Stone & Webster Incorporated.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLANETCAD INC.

Date:  November 17, 2000                /s/ R. Bruce Morgan
     ---------------------              ---------------------------------------
                                        R. Bruce Morgan
                                        President, Chief Executive Officer, and
                                        Director (Principal Executive and
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

  27         Financial Data Schedule