Form 10KSB
period 2000-12-31
PLANETCAD INC
filed 2001-04-02
CIK 852437

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
    For the transition period _____ to _____.

                         COMMISSION FILE NUMBER 0-288-42

                                 PLANETCAD INC.
                 (Name of Small Business Issuer in Its Charter)

        DELAWARE                                       84-1035353
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


              2520 55TH STREET, SUITE 200, BOULDER, COLORADO 80301 (Address of principal executive offices, including zip code)

                                 (303) 209-9100
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class         Name of  Each Exchange on Which Registered
   ----------------------------    ------------------------------------------
   COMMON STOCK, $.01 PAR VALUE                  AMERICAN STOCK EXCHANGE


        Securities registered pursuant to Section 12(g) of the Act: NONE

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----     ---

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for its most recent fiscal year were: $2,100,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity was $9,320,000 as of February 2, 2001.*

         The number of shares of common stock outstanding was 12,402,238 as of February 2, 2001.

         Transitional Small Business Disclosure Format. Yes       No   X
                                                           -----     -----
                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the Issuer's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on May 7, 2001.

- ----------
* Excludes 4,297,511 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at February 2, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer, or that such person is controlled by or under common control with the Issuer.

                                 PLANETCAD INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                                                                                                    PAGE
                                                                                                                    ----
                                                             PART I

Item     1        Description of Business..........................................................................   1
Item     2        Description of Property..........................................................................   9
Item     3        Legal Proceedings................................................................................   9
Item     4        Submission of Matters to a Vote of Security Holders..............................................   9

                                                            PART II

Item     5        Market for Common Equity and Related Stockholder Matters.........................................  11
Item     6        Management's Discussion and Analysis of Financial Condition and Results of Operations............  12
Item     7        Financial Statements.............................................................................  17
Item     8        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............  31

                                                             PART III

Item     9        Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act................................................  31
Item     10       Executive Compensation...........................................................................  31
Item     11       Security Ownership of Certain Beneficial Owners and Management...................................  31
Item     12       Certain Relationships and Related Transactions...................................................  31
Item     13       Exhibits, Lists and Reports on Form 8-K..........................................................  32

                  Signatures.......................................................................................  35

                  The page numbers in the Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

                  PlanetCAD Inc. and the names of all other products and services of PlanetCAD used herein are trademarks or registered trademarks of PlanetCAD Inc. All other product and service names used are trademarks or registered trademarks of their respective owners.

         This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933) that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those set forth herein under "Factors Affecting Our Business, Operating Results, Financial Condition and Common Stock" on pages 5 through 8. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, you should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         PlanetCAD Inc., formerly named Spatial Technology Inc., was incorporated in Delaware on July 7, 1986. We develop, market and support engineering and interoperability software solutions for the manufacturing supply chain. We operate predominantly in the manufacturing industry with special focus on the computer-aided design (CAD), manufacturing (CAM) and engineering (CAE) markets.

         In July 2000, we acquired certain assets and liabilities of Prescient Technologies, Inc. and with it over 100 major manufacturing customers in the automotive, aerospace, electronics and other discrete manufacturing markets worldwide. Prescient's product line, PrescientQA(TM), is an integrated suite of engineering quality tools that allows users, managers and key executives to quantitatively assess and improve the quality of their product models.

         In November 2000, we sold our component software division to a subsidiary of Dassault Systemes Corp. in a cash transaction for approximately $25 million, after giving effect to certain adjustments contemplated by the purchase agreement, and amended our certificate of incorporation to change our name from "Spatial Technology Inc." to "PlanetCAD Inc." The sale of our component software division enabled us to focus our efforts entirely on our PlanetCAD division with the goal of addressing problems that affect data quality and interoperability in manufacturing. In the first quarter of 2001, we made a strategic decision, for a period of time, to use our Internet-based services as marketing tools to create name recognition in our market niche and to promote our enterprise solutions, rather than to generate revenues directly from our Internet services. Because we had recently sold our component software division, which had been our most widely recognized division, we placed more emphasis on increasing our presence in our targeted market. This strategy allowed us to concentrate on our enterprise solutions.

         Our enterprise solutions are software products that are installed behind a corporate firewall to help manage transactions and interactive business processes by speeding engineering data flows between design and manufacturing engineers and their suppliers. Key features of our enterprise solutions include:

     o engineering data quality tools that allow engineers, managers and key executives to quantitatively assess and improve the quality of their product model data;

     o        translation and healing of 3D models inside a corporate Intranet;
              and

     o a full featured viewing solution enabling a user to view, mark-up, measure and convert file formats without requiring the native applications.

         Our products include software solutions for data interoperability, data quality management, visualization and collaboration, and process automation. We focus on providing applications to enhance business practice in the following areas:

     o        improved time to market;

     o        lower manufacturing costs; and

     o        higher quality products.

         We maintain our corporate headquarters in Boulder, Colorado, from which all executive, marketing, finance and administrative functions, and most research and development functions, are executed. We also have an office in Westborough, Massachusetts where customer service and some research and development functions are located. We have one wholly owned subsidiary, PlanetCAD Limited (United Kingdom), which assists in sales and licensing of our products internationally.


PRODUCTS AND TECHNOLOGY

General

         We provide software tools and applications that enhance the value of engineering data in the manufacturing design and procurement supply chain by enabling Quality Data Management(TM) (QDM). Our QDM products enhance engineering processes by addressing data quality and downstream data interoperability. This includes, but is not limited to, CAD data translation and 3D model healing to enable communication of engineering data with varying formats and precision, and data quality assurance tools that improve design quality and reduce or even eliminate iterations. Our java-based technology and products enable efficient engineering information exchange and integration for professional manufacturing and design engineers worldwide. Engineers and managers can benefit from lower costs of production and accelerated introduction of products to market.

         Responding to changes in the marketplace, we have increased our focus on our core product lines while continuing to assess the future development and business viability of our online engineering application services. We will continue operating the 3Dshare.com(TM) website, but plan to use it primarily as a marketing and sales tool to generate enterprise sales of 3Dshare.

         Our enterprise solutions include PrescientQA, 3Dshare, and IntraVISION. In addition, we offer professional services that help implement a transparent integration of Quality Data Management products with existing manufacturing systems in corporate product design and production processes.

PrescientQA

         Our PrescientQA product line is an integrated suite of engineering quality tools that provides quality software solutions for manufacturers in the aerospace, automotive, electronics and other discrete manufacturing industries. These enterprise-based products detect, assess, correct and prevent product development problems caused by inaccurate, incomplete or inconsistent design modeling practices. The core components of the Prescient QA suite include:

     o Drive-QA(TM) - Drive-QA is a management tool that acquires, summarizes, analyzes, reports and depicts engineering quality metrics to determine the health of an engineering organization and the effectiveness of its design process. It provides the critical quality measurement data that a company can use to improve the product development process, and institute training, standards reviews, or other corrective measures to solve costly and time-consuming quality errors.

     o Design-QA(R) - Design-QA detects, assesses, corrects and prevents product development problems caused by inaccurate, incomplete or inconsistent design modeling practices.

     o Geometry-QA(TM) - Geometry-QA reduces the number of iterations required to bring new products to market by identifying and eliminating geometric problems that hinder data exchange with suppliers and internal customers and impact the manufacturability of the end product.

     o Certify-QA(TM) - Certify-QA ensures high quality models are shared throughout the organization. It can either analyze CAD data within the Product Data Management (PDM) system to report substandard models, or actively prevent poor models from being submitted to the system.

     o AuditQA(TM) - Audit-QA is a short-term consulting service to help companies identify quality problems affecting the organization and establish an economic return-on-investment and implementation plan for deploying quality tools in the engineering process.

         Our PrescientQA suite provides quality solutions that work in many different design environments and interacts with and obtains design information from leading engineering design systems, including CATIA(R) from Dassault, Pro/ENGINEER(R) from PTC, and Unigraphics(R) from UGS. To leverage the best quality code and support for these design systems, we seek to maintain close and high-level relationships with each of these developers.

3Dshare Enterprise

         Our 3Dshare enterprise product provides the functions of CAD/CAM/CAE translation, repair and healing of 3D models. This product provides engineers with a cost-effective solution for enhancing translated models, making them more usable in multiple engineering processes, including design, analysis and manufacturing. With 3Dshare, manufacturers can reduce the difficult, time-consuming task of manually fixing errors found in translated models, resulting in improved time-to-market, reduced costs, and higher quality products.

IntraVISION(R)

         Our IntraVISION product provides users with a single tool to access various forms of product data (legacy information, plot files, documents and CAD models) produced from a variety of different applications, enabling them to share, communicate and review data used in the creation, support and maintenance of manufactured products. IntraVISION preserves the intelligence found in the native CAD/CAM/CAE file. Supporting over 300 file formats, IntraVISION provides users the ability to view, measure, mark-up and manipulate the accurate data of original designs and concurrent engineering processes without the native applications. IntraVISION supports all major CAD formats, including ACIS(R) SAT(R), AutoCAD, CATIA(R), IGES, Pro/ENGINEER(R) (Pro/E), STEP, STL, VDA-FS and VRML. IntraVISION's robust direct format support preserves the intelligence of native CAD/CAM/CAE files, enabling the user to work with accurate, original design data and concurrent engineering processes. In this way, IntraVISION preserves high-quality data for down-stream systems, suppliers, and business partners, without the errors that typically come with conversion to a proprietary format.


DEVELOPMENT CONSULTING SERVICES

         We also provide consulting services to our customers to help them integrate our products into their enterprise or customize our products to address their unique requirements. We believe that providing our customers with this high level of service will help retain and attract new business and differentiate us from our competitors.


CUSTOMERS

         Our customers are typically from the automotive, aerospace, electronics and other discrete manufacturing markets worldwide and they use our Quality Data Management solutions to access, exchange and share product data throughout their engineering and manufacturing processes to reduce their costs of innovation and product development. Many customers are Fortune 1000 manufacturers who manage the production process through a wide network of suppliers needing access to engineering data rapidly and without manual intervention. Significant customers include Lockheed Martin Corporation, Heidelberg Americas, Inc., Silicon Graphics, Inc., Black & Decker, Freightliner Trucks, Boeing Helicopter, Boeing Rocketdyne, Gulfstream Aircraft and Sandia National Laboratories. While one customer accounted for 13% of our sales for 2000, we are not dependent on any one major customer and no customer accounted for more than 10% of our sales during 2000.


RESEARCH AND PRODUCT DEVELOPMENT

         We believe that our continued growth will depend in large part on our ability to maintain and enhance our current products, develop new products and maintain technological competitiveness. We have built a development group with specialized industry-specific development techniques in advanced mathematics and C++ programming. During 1999 and 2000, our research and development expenses were $1.0 million, and $6.3 million, respectively.

         We augment our internal development capabilities through a network of development partners who have complementary programming expertise. Depending on the product involved, we may either own, co-own or license the technology we market and distribute. For many products, we have exclusive rights to market and distribute the technology. We utilize development partners to reduce our research and development expenses and to obtain the expertise of skilled programmers who are not our employees.


SALES, MARKETING AND DISTRIBUTION

         We sell our software products through our direct and indirect worldwide sales organization. As of December 31, 2000, our direct sales force was located in offices in North America and Europe. Application specialists provide support to prospective customers on product information and deployment options to compliment our direct sales force. Our pre-sales support is comprised of four employees.

         We primarily target our marketing efforts at senior executive and engineering management. Our marketing efforts are designed to generate new sales opportunities for our various products and create brand awareness. We engaged in numerous marketing activities in 2000, including online and offline advertising, direct e-mail campaigns, participation in trade shows and public relations.


CUSTOMER SERVICE AND SUPPORT

         We believe that customer service and support is critical to the success of our products. Customer phone calls or e-mails are answered and managed by our support professionals who review customer communications with the appropriate development group and coordinate the response to the customer. Our response time varies depending upon the complexity of the question or issue at hand, but we generally respond within 24 hours.

         As part of our licensing arrangements for all products, we offer maintenance services that include technical updates and product support. To date, a majority of our customers have purchased these maintenance services, which we offer on a renewable basis for an annual fee. These services allow our customers full access to the products they have licensed, including all new releases, telephone support and other support required to effectively utilize our products.


COMPETITION

     The markets for our products are highly competitive, subject to rapid change and characterized by constant demand for new product features and pressure to accelerate the release of new products and product enhancements and to reduce prices. We face potential competition on several fronts, including both larger mechanical engineering software companies and smaller start-ups. Depending on the product, our competitors include INCAT Systems, Inc., Parametric Technology Corporation, TransCAT, International TechneGroup Incorporated, and Theorem Solutions, Inc. A number of other large companies compete with us indirectly because they provide similar products to our customers, or potential customers, bundled with the purchase of other products.


INTELLECTUAL PROPERTY

         We regard our technology as proprietary and we rely heavily on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our products and technology. Currently, we do not have any patents with respect to our technology. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. Because we license portions of our technology and also resell certain component extensions of third party software developers to unrelated third parties, it is difficult to monitor what those third parties do with the licensed or sold property.

         While we are not aware that any of our products infringe upon the proprietary rights of any third parties, it is possible that third parties will claim infringement by us with respect to current or future products. We expect that we could increasingly be subject to such claims as the number of products and competitors in the enterprise solutions and 3D modeling software markets grow and the functionality of such products overlap with other industry segments.


EMPLOYEES

         As of December 31, 2000, we had 69 full-time employees, 44 of whom were engaged in product development, quality assurance and technical support, 14 of whom were engaged in sales and marketing and 11 of whom were engaged in administration. Our employees are not subject to any collective bargaining agreements, and we believe our relations with our employees are good.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS, FINANCIAL CONDITION AND COMMON STOCK

         In addition to other information contained in this Annual Report on Form 10-KSB, and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating PlanetCAD and our business because such factors currently have a significant impact, or may have a significant impact, on the future of our business, operating results or financial condition, and the market for our common stock.

         WE ARE IMPLEMENTING A NEW AND UNPROVEN BUSINESS MODEL

         Our business model is new and unproven and may never be successful. The success of the business plan depends on a number of factors. These factors include:

     o competition from other 3D software developers, some of which are significantly larger or have significantly greater financial and marketing resources than PlanetCAD;

     o our ability to differentiate our product offerings from those of our competitors;

     o acceptance by consumers of 3D modeling products as a replacement or supplement to the traditional use of custom developed or licensed software; and

     o our ability to implement new and additional services useful to the engineering software market.

         We will need to develop new products and enhance existing products, services and software that stimulate and satisfy customer demand. If we fail to achieve these objectives, our business may not be viable. End-users may fail to adopt 3D modeling application services for a number of reasons, including:

     o lack of awareness of 3D modeling quality and other manufacturing industry-related applications and services;

     o limited access to 3D modeling, quality and other manufacturing industry-related applications and services;

     o the look and feel of 3D modeling, quality and other manufacturing industry-related applications and services; or

     o actual or perceived limitations in selection and availability of 3D modeling, quality and other manufacturing industry-related applications and services.

         WE HAVE A LIMITED OPERATING HISTORY

         The operations of our PlanetCAD division began in June 1999, and we launched our first application service in November of that year. In November 2000 we sold our component software division, the division around which we were founded, to Spatial Corp., a wholly owned subsidiary of Dassault. The limited history of our PlanetCAD division operations makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies attempting to use technology to change long-established businesses and consumer behavior. These risks and uncertainties are discussed throughout this section. If we fail to address these risks and uncertainties, we may be unable to grow our business, increase our revenue or become profitable.

         WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

         As of December 31, 2000, we had an accumulated deficit of $18.8 million. On a stand-alone basis, our PlanetCAD division experienced operating losses in each quarterly period since its inception. We expect to continue to incur net losses for the foreseeable future because our expected operating expenses associated with capital expenditures and marketing will increase significantly during the next several years as we attempt to grow our business. With increased expenses, we will need to generate significant additional revenue to achieve profitability. As a result, we may never become profitable. Even if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

         COMPETITION IN OUR INDUSTRY IS INTENSE

         The markets for our products and services are highly competitive, rapidly changing and subject to constant technological innovation. Participants in these markets face constant pressure to accelerate the release of new products, enhance existing products, introduce new product features and reduce prices. Many of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than we do. Actions by competitors that could materially adversely affect our business, financial condition and results of operations include:

     o        a reduction in prices for their products or services;

     o        increased promotion;

     o accelerated introduction of, or the announcement of, new or enhanced products, services or features;

     o acquisitions of software applications or technologies from third parties; or

     o        product or service giveaways or bundling.

         In addition, our present and future competitors may be able to develop comparable or superior products or respond more quickly to new technologies or evolving standards. Accordingly, we may be unable to consistently compete effectively in our markets, competition might intensify or future competition may develop, all of which could materially adversely affect our business, financial condition, results of operations or market for our common stock.

         OUR PRODUCTS MAY CONTAIN UNDETECTED ERRORS

         Our business depends on complex computer software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. Although we conduct extensive testing, we may not discover software defects that affect our new or current products and services or enhancements until after they are deployed. In the past, we have discovered software errors in some new products and enhancements after their introduction. We may find errors in current or future new products or releases after commencement of commercial use. If we market products and services that contain errors or that do not function properly, we may experience negative publicity, loss of or delay in market acceptance, or claims against us by customers, any of which could harm our current and future sales, or result in expenses and liabilities that could reduce our operating results and adversely affect our financial condition and market for our common stock.

         WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL ON FAVORABLE TERMS OR AT
ALL

         In addition to the proceeds of the recent sale of our component software division to Dassault's subsidiary and the recent investment by Dassault in us, we may need to raise additional capital to fund operating losses, develop and enhance our services and products, fund expansion, respond to competitive pressures or acquire complementary products, businesses or technologies. We may not be able to raise additional financing on favorable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences or privileges senior to those of our common stock. If we cannot raise adequate funds on acceptable terms, our ability to fund growth, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures will be significantly limited. In that event, our business could be harmed, our operating results and financial condition could be adversely affected and the market price for our common stock could decline.

         WE DEPEND ON SWIFT AND TIMELY INTRODUCTIONS OF NEW PRODUCTS

         We compete in an industry faced with evolving standards and rapid technological developments. New products are introduced frequently and customer requirements change with technology developments. Our success will depend upon our ability to anticipate evolving standards, technological developments and customer requirements and to enhance our existing products accordingly. We have experienced delays in the development of certain new products and product versions. Additionally, we use third party development partners to facilitate the development of product enhancements and extensions. Delays in product development may adversely affect our business, financial condition and operating results. Negative reviews of new products or product versions could also materially adversely affect market acceptance.

         WE ARE DEPENDENT UPON KEY PERSONNEL AND THE ABILITY TO HIRE ADDITIONAL PERSONNEL

         Our executive officers and key employees are vital assets. We depend on the ability to attract, retain and motivate high quality personnel, especially management, skilled development personnel and sales personnel. Competition for skilled development personnel with specialized experience and training relevant to 3D modeling is intense. There are a limited number of experienced people in the United States with the skills and training we require.

         The loss of any of our key employees could materially adversely affect our business, financial condition or operating results. Our failure to recruit executive officers or key sales, management or development personnel would similarly harm our growth and competitiveness.

         WE MAY NOT BE ABLE TO EFFECTIVELY EXPAND OUR OPERATIONS

         Our future success will depend, in part, upon our ability to:

     o        continue to enhance our suite of products,

     o        respond to competitive developments,

     o        expand our sales and marketing efforts, and

     o attract, train, motivate and retain qualified management, software development and engineering personnel.

Although we believe our systems and controls are adequate for our current level of operations, we may need to add additional personnel and expand and upgrade our systems and controls to meet these challenges. Failure to do so could have a material adverse effect upon our business, financial condition and results of operations.

         In the future, we may acquire additional complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management's attention and the potential loss of key employees or customers of acquired operations. We may not be able to effectively integrate any such acquisitions, and our failure to do so could result in lost revenues or materially reduce our operating results.

         WE MAY BE EXPOSED TO RISKS OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS INFRINGEMENT

         Our proprietary technologies are critical to our success and ability to compete. We rely on trade secret and copyright laws to protect our proprietary technologies, but our efforts may be inadequate to protect these proprietary rights or to prevent others from claiming violations of their proprietary rights. We have no patents with respect to the technology we use. Further, effective trade secret and copyright protection may not be available in all foreign countries.

         We generally enter into confidentiality or license agreements with employees and consultants. Additionally, we seek to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult.

         The unauthorized misappropriation of our technology could have a material adverse effect on our business, financial condition, results of operations and market for our common stock. If we resort to legal proceedings to enforce our proprietary rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

         We may also be subject to claims alleging that we have infringed third party proprietary rights. Litigating such claims, whether meritorious or not, is costly and could materially adversely affect our results of operations. These claims might require us to enter into royalty or license agreements with terms unfavorable to us. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products or redesign or discontinue such products, any of which could materially reduce our sales and results of operations and cause a decline in the market price for our common stock.

         FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

         We are in the process of registering additional shares of common stock with the Securities and Exchange Commission for the benefit of certain of our stockholders, as required by a registration rights agreement entered into in February 2000 in connection with their investment in our company. After the registration statement is declared effective, the holders of the shares covered by the registration statement will be able to sell such shares in the public market without restriction. Sales of a substantial number of shares of our common stock in the public market may reduce the market price of our common stock. The average daily trading volume of our common stock has been very low. Any sustained sales of shares by our existing or future stockholders or any increase in the average volume of shares traded in the public market may adversely affect the market price of our common stock.

         OUR STOCK PRICE IS HIGHLY VOLATILE

         The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price may include:

     o        fluctuations in our sales or operating results;

     o announcements of technological innovations or new software standards by us or competitors;

     o        published reports of securities analysts;

     o        developments in patent or other proprietary rights;

     o        changes in our relationships with development partners; and

     o general market conditions, especially regarding the general performance of comparable technology stocks.

         Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

         WE FACE DIFFICULTIES DOING BUSINESS IN INTERNATIONAL MARKETS

         Our ability to sell our products and services in international markets will depend in part on risks inherent in doing business on an international level. Factors that may affect our international expansion efforts include:

     o our inability to obtain or resolve uncertainties concerning territorial rights to software;

     o copyright laws that are not uniform, or uniformly enforced, in all countries;

     o        export restrictions;

     o        export controls relating to encryption technology;

     o        longer payment cycles;

     o        problems in collecting accounts receivable;

     o        political and economic instability; and

     o        potentially adverse tax consequences.

         We have no control over many of these factors and the occurrence of any of them could harm our international business efforts.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive office is located at 2520 55th Street, Suite 200, Boulder, Colorado 80301, where we lease approximately 15,600 square feet of office space. Monthly base lease payments for this facility are approximately $25,400 and the lease for this facility expires September 1, 2007. We also lease approximately 11,300 square feet of office space in Westborough, Massachusetts, at a monthly base rate of approximately $21,650. In addition, we lease international sales offices in the United Kingdom.


ITEM 3. LEGAL PROCEEDINGS

         From time to time, we have been involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, neither we are not a party, nor is any of our property subject, to any legal proceedings other than routine litigation incidental to our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held last year's annual meeting of stockholders on November 9, 2000. At the meeting, our stockholders were asked:

     o to vote upon a proposal to approve the sale of our component software division to a subsidiary of Dassault;

     o to vote upon a proposal to issue 555,556 shares of our common stock to Dassault in exchange for a cash payment of $2.0 million;

     o        to vote upon a proposal to change our name to PlanetCAD Inc.;

     o        to elect seven incumbent directors to serve on our board;

     o        to vote upon a proposal to approve our 2000 Stock Incentive Plan;
              and

     o to ratify the selection of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2000.

         In connection with the annual meeting, pursuant to Regulation 14A under the Securities Exchange Act of 1934, we furnish our stockholders with a definitive proxy statement with respect to each of the matters acted upon.

SALE OF OUR COMPONENT SOFTWARE DIVISION

         We agreed, subject to stockholder approval, to sell our component software division to Dassault's subsidiary in exchange for approximately $25.0 million in cash, pursuant to a purchase agreement dated July 4, 2000, as amended on September 2, 2000, among Dassault, PlanetCAD and our former wholly owned subsidiary, Spatial Components, LLC. The number of votes cast in respect of the sale was as follows:

                                                                                                   BROKER
           FOR                          AGAINST                      ABSTAIN                      NON-VOTES
    ------------------              ----------------             ----------------              ----------------
        6,816,412                       42,140                       16,520                           0


ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK

         We agreed, subject to stockholder approval, to issue 555,556 shares of our common stock to Dassault in exchange for a cash payment of $2.0 million (approximately $3.60 per share), pursuant to a share purchase agreement dated November 14, 2000 between us and Dassault. The number of votes cast in respect of the share issuance was as follows:

                                                                                                   BROKER
           FOR                          AGAINST                      ABSTAIN                      NON-VOTES
    ------------------              ----------------             ----------------              ----------------
        6,821,312                       40,740                       13,020                           0

AMENDMENT OF OUR CERTIFICATE OF INCORPORATION

         We agreed, subject to stockholder approval, to sell our corporate name, Spatial Technology Inc., to Dassault's subsidiary as part of our component software division. Accordingly, we were required under the purchase agreement to amend our certificate of incorporation to change our corporate name, and we chose PlanetCAD Inc. as our new name to reflect our changed corporate focus. The number of votes cast in respect of the amendment was as follows:

                                                                                                   BROKER
           FOR                          AGAINST                      ABSTAIN                      NON-VOTES
    ------------------              ----------------             ----------------              ----------------
        6,797,503                       59,349                       18,220                           0


ELECTION OF DIRECTORS


         Generally, our directors are elected annually by the stockholders at our annual stockholder meeting. Our board recommended that the stockholders elect the seven incumbent directors to serve until the next annual meeting of stockholders and until their successors are elected and have qualified. The number of votes cast for each of the nominees for director, and the number of votes withheld, is set forth opposite the names of each of the nominees below:

                                                                                    AUTHORITY
             NOMINEE                                        FOR                      WITHHELD
             -------                                        ---                     ---------
    Richard M. Sowar.........................            6,551,239                    323,833
    R. Bruce Morgan..........................            6,043,431                    831,641
    Eugene J. Fischer........................            6,588,219                    286,853
    Philip E. Barak..........................            6,556,402                    318,670
    H. Robert Gill...........................            6,587,030                    288,042
    M. Thomas Hull...........................            6,557,591                    317,481
    Chuck Bay................................            6,557,591                    317,481


APPROVAL OF OUR 2000 STOCK INCENTIVE PLAN

         We approved our 2000 Stock Incentive Plan to attract and to encourage the continued employment and service of, and maximum efforts by, officers, key employees and other key individuals by offering them an opportunity to acquire or increase a direct proprietary interest in our operations and future success. The number of votes cast in respect of the approval of the plan was as follows:

                                                                                                   BROKER
           FOR                          AGAINST                      ABSTAIN                      NON-VOTES
    ------------------              ----------------             ----------------              ----------------
        6,438,732                       411,620                      24,720                           0

RATIFICATION OF THE SELECTION OF KPMG LLP

         We selected KPMG LLP, our independent auditors since the 1992 fiscal year, to be our independent auditors for the fiscal year ended December 31, 2000. Our stockholders were requested to ratify the selection at the meeting. The number of votes cast in respect of the auditor ratification was as follows:

                                                                                                   BROKER
           FOR                          AGAINST                      ABSTAIN                      NON-VOTES
    ------------------              ----------------             ----------------              ----------------
        6,853,832                        5,070                       16,170                           0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Our common stock is listed on the American Stock Exchange under the symbol "PCD". The following table indicates the high and low sales prices per share reported by the American Stock Exchange for the periods indicated.

                                            1999                         2000
                                      -----------------           ------------------
                                       HIGH        LOW             HIGH         LOW
                                      -----       -----           ------      ------
         First Quarter                $4.31       $2.69           $11.13      $ 4.06
         Second Quarter               $4.88       $2.56           $ 7.75      $ 3.19
         Third Quarter                $4.94       $3.25           $ 4.25      $ 2.00
         Fourth Quarter               $5.88       $2.88           $ 2.94      $ 0.63


         As of March 1, 2001, there were approximately 118 holders of record of the Common Stock.

         We have never declared or paid dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

         (b) None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected financial data. The selected financial data has been derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors. The component software division, sold in November 2000, has been presented as a discontinued operation in the table below, and in the accompanying consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes included in Item 7 of this Annual Report on Form 10-KSB.

STATEMENT OF OPERATIONS DATA:                                             Year ended December 31,
                                                                 -----------------------------------------
                                                                    1998           1999          2000
                                                                 -----------    ----------    ------------
                                                                    (in thousands except per share data)
Revenue:
     License fees and royalties ..............................      $   --      $    569       $  1,513
     Services ................................................          --           255            587
                                                                    ------      --------       --------
          Total revenue ......................................          --           824          2,100
                                                                    ------      --------       --------

Cost of sales:
     License fees and royalties ..............................          --            43            818
     Services ................................................          --           148            220
                                                                    ------      --------       --------
          Total cost of sales ................................          --           191          1,038
                                                                    ------      --------       --------

Gross profit .................................................          --           633          1,062
                                                                    ------      --------       --------

Operating expenses:
     Sales and marketing .....................................          --           498          3,102
     Research and development ................................          --         1,022          6,291
     General and administrative ..............................          --           221          2,697
     Acquired in-process research and development ............          --            --            332
                                                                    ------      --------       --------
               Total operating expenses ......................                     1,741         12,422

Interest expense, net ........................................          --            --            (46)
                                                                    ------      --------       --------

Loss from continuing operations ..............................          --        (1,108)       (11,406)

Discontinued operations:
     Income (loss) from discontinued operations, net
        of income tax of $316, $246 and $28,
        respectively .........................................         201        (1,753)        (4,818)
    Gain on sale of discontinued operations, net of
        income tax expense of $70 ............................          --            --         17,379
                                                                    ------      --------       --------
Net earnings (loss) ..........................................      $  201      $ (2,861)      $  1,155
                                                                    ======      ========       ========


Earnings (loss) per common share:
     Basic and diluted earnings (loss) per
                  common share:
       Continuing operations .................................      $ 0.00      $  (0.12)      $  (1.00)
       Discontinued operations ...............................        0.02         (0.19)          1.10
                                                                    ------      --------       --------
                   Net earnings (loss) .......................      $ 0.02      $  (0.31)      $   0.10
                                                                    ======      ========       ========

Basic and diluted weighted average number of common
shares outstanding ...........................................       9,307         9,345         11,439

BALANCE SHEET DATA:                                                 December 31,
                                                       ----------------------------------------
                                                          1998          1999           2000
                                                       -----------    ----------    -----------
                                                                   (in thousands)
Cash and cash equivalents........................      $    4,534       $ 1,324        $18,310
Working capital .................................           7,881         5,842         14,892
Total assets ....................................           9,720         8,151         22,697
Long-term debt and capital lease obligation......              79            --             --
Total stockholders' equity ......................           7,802         5,878         17,331

OVERVIEW

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the caption "Factors Affecting Our Business, Operating Results, Financial Condition and Common Stock" in Part 1 of this Annual Report on Form 10-KSB.

     Historically, our core business has been to provide 3D modeling software; however, in 1999 we supplemented our core business when we launched our PlanetCAD division operations, which provides interoperability solutions and services.

     In July 2000, we acquired certain assets and liabilities of Prescient Technologies, Inc. and with it over 100 major manufacturing customers in the automotive, aerospace, electronics and other discrete manufacturing markets worldwide. Prescient's product line, PrescientQA(TM), is an integrated suite of engineering quality tools that allows users, managers and key executives to quantitatively assess and improve the quality of their product models.

     In November 2000, we sold our component software division to a subsidiary of Dassault in a cash transaction for approximately $25 million, after giving effect to certain adjustments contemplated by the purchase agreement, and amended our certificate of incorporation to change our name from "Spatial Technology Inc." to "PlanetCAD Inc." The sale of our component software division enabled us to focus our efforts entirely on our PlanetCAD division with the goal of addressing problems that affect data quality and interoperability in manufacturing. In the first quarter of 2001, we made a strategic decision, for a period of time, to use our Internet-based services as marketing tools to create name recognition in our market niche and to promote our enterprise solutions, rather than to generate revenues directly from our Internet services. Because we had recently sold our component software division, which had been our most widely recognized division, we placed more emphasis on increasing our presence in our targeted market. This strategy allowed us to concentrate on our enterprise solutions. Our enterprise solutions are software products that are installed within a corporate firewall to help manage transactions and interactive business processes by speeding engineering data flows between design and manufacturing engineers and their suppliers.

     We have three sources of revenue: license fees, royalties, and services, which include maintenance, training and consulting. License fees consist of fees paid by customers to license our products for use in customers' product development efforts. Revenue from license fees is recognized upon completion of a signed contract and shipment of product assuming all other criteria for revenue recognition are met. Some licensees also pay royalties based on a percentage of net revenue received from applications incorporating our software. Royalty revenue is generally recognized upon receipt of payment. Maintenance revenue, consisting of fees received by us for customer support and product upgrades, is generally based on annual contracts recognized ratably over the period of the contract. Other revenue consists of training and consulting fees, which is recognized upon completion of a training class or performance of services, respectively.

     For the year ended December 31, 2000, we had a net income of $1.2 million (or $0.10 per share) on total revenue of $2.1 million, as compared to a loss of $2.8 million (or $0.31 per share) on total revenue of $824,000 reported for 1999. The net income for 2000 includes a $4.8 million loss from discontinued operations and a $17.4 million gain on the sale of our component software division.

     As of December 31, 2000, we had net operating loss carryforwards totaling approximately $13.2 million, which may be used to reduce future income taxes. Utilization of these net operating loss carryforwards may be limited under certain circumstances. See Note 6 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statement of operations data expressed as a percentage of total revenue:

                                                                        Year ended
                                                                        December 31,
                                                                    --------------------
                                                                       1999       2000
                                                                    ---------   --------
Revenue:
     License fees and royalties ................................        69%         72%
     Services ..................................................        31          28
                                                                      ----        ----
Total revenue ..................................................       100         100

Cost of sales:
     License fees and royalties ................................         5          39
     Services ..................................................        18          10
                                                                      ----        ----
          Total cost of sales ..................................        23          49

Gross profit ...................................................        77          51

Operating expenses:
     Sales and marketing .......................................        60         148
     Research and development ..................................       124         300
     General and administrative ................................        27         128
     Acquired in-process research and development ..............        --          16
                                                                      ----        ----
Total operating expenses .......................................       211         592

Interest expense, net ..........................................        --           2
                                                                      ----        ----

Net loss from continuing operations ............................      (134)       (543)
                                                                      ----        ----

Discontinued operations:
     Loss from discontinued operations, net of tax .............      (213)       (229)
     Gain on sale of discontinued operations, net of tax .......        --         828
                                                                      ----        ----
Net earnings (loss) ............................................      (347)%        55%
                                                                      ====        ====

FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE. Total revenue increased 155% to $2.1 million for 2000 as compared to $824,000 for 1999. License fees and royalties increased 166% to $1.5 million for 2000, as compared to $569,000 for 1999. The increase in license fees and royalties was primarily due to sales of products acquired in the July 2000 acquisition of Prescient's net assets. Service revenue increased 130% to $587,000 for 2000, as compared to $255,000 for 1999, reflecting increased services to acquired customers of Prescient.

COST OF REVENUE. Cost of revenue increased 444% to $1.0 million for 2000 from $191,000 for 1999. The increase in cost of revenue was primarily due to increased customer support costs for former Prescient customers. As a percent of total revenue, cost of revenue increased to 49% for 2000, as compared to 23% for 1999.

OPERATING EXPENSES. Total operating expenses increased 613% to $12.4 million for 2000 from $1.7 million for 1999. The increase in total operating expenses was primarily due to increased staffing costs associated with the acquisition of Prescient's net assets as well as increased staffing to support the development of our Web infrastructure for engineering services. Operating expenses also included an expense of approximately $700,000 for outside consulting services related to development of the JAVA version of our proprietary Web framework. As a percent of total revenue, total operating expenses increased to 592% for 2000 as compared to 211% for 1999.

SALES AND MARKETING EXPENSES. Sales and marketing expense increased 523% to $3.1 million for 2000 from $498,000 for 1999. Increased sales and marketing expense in 2000 as compared to 1999 was due to increased marketing efforts, including wide-range advertising across the manufacturing industry, trade shows and user events throughout the year, promotional activities such as direct mail campaigns, e-mail campaigns, web banner advertising and public and press relations. Sales and marketing expense for 2000 increased as a percent of total revenue to 148% versus 60% for 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased 516% to $6.3 million for 2000 from $1.0 million for 1999. Increased research and development expense was due to increased staffing in support of the continued development of our Web infrastructure for engineering services, including the 3Dshare.com, Bits2Parts.com and 3Dpublish.com application services, as well as products in the former Prescient product line. In addition, research and development expenses for the period also included an expense of approximately $700,000 for outside consulting services related to development of the JAVA version of our proprietary Web framework. As a percent of total revenue, research and development expense increased to 300% for 2000 from 124% for 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 1,120% to $2.7 million for 2000 from $221,000 for 1999. The increase in general and administrative expenses was due to increased staffing and legal costs to support the Prescient products as well as support for the increased activities in the development of our Web infrastructure for engineering services. As a percent of total revenue, general and administrative expense increased to 128% for 2000 from 27% for 1999.

IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense of $332,000 for 2000 relates to the acquisition of certain assets and liabilities of Prescient. There was no acquired in-process research and development expense for 1999.

DISCONTINUED OPERATIONS, COMPONENT SOFTWARE DIVISION. Net loss from discontinued operations for 2000 increased to $4.8 million from $1.8 million for 1999. The increase in net loss was primarily due to decreased revenue due in part to increased resistance to up-front license fees by software developers in an increasingly competitive market, as well as from changes to the pricing model for our component software division products. Under the new pricing model, component licensees paid only recurring fixed and variable partner fees upon the release and shipment of a software application that incorporated our component software.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUE. For the year ended December 31, 1999, we had $824,000 in revenue compared to no revenue in the prior year. The revenue was primarily from sales of an end-use product related to the product purchased in the December 1998 acquisition of InterData Access, Inc. We acquired all of the outstanding common stock of InterData in exchange for 1,400,000 shares of our common stock. Established in 1983, InterData developed and marketed software for the sharing, access and exchange of electronic product data throughout the manufacturing process.

     COST OF REVENUE. For the year ended December 31, 1999, we had $191,000 in cost of revenue as compared to no cost of revenue in the prior year primarily due to services to support the InterData end-use product.

     SALES AND MARKETING EXPENSE. For the year ended December 31, 1999, we had $498,000 in sales and marketing expense compared to no expenses in the prior year primarily due to expenses to sell and market the InterData end-user products.

     RESEARCH AND DEVELOPMENT EXPENSE. For the year ended December 31, 1999, we had approximately $1.0 million in research and development expense compared to no expense in the prior year. Research and development in 1999 was primarily focused on the development of the InterData end-use product.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense in 1999 was $221,000 compared to no expense in the prior year primarily due to expenses to support the marketing, sales and development of the InterData end-use product.

     DISCONTINUED OPERATIONS, COMPONENT SOFTWARE DIVISION. For the year ended December 31, 1999, discontinued operations reported a loss of $1.8 million as compared to income of $201,000 reported in the comparable period in the prior year. The increase in net loss was primarily due increased research and development expenditures to continue development and support of the component software division products.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had $18.3 million in cash and cash equivalents. Cash and cash equivalents increased $17.0 million for the year ended December 31, 2000, as compared to a decrease of $3.2 million for the prior year. The increase in cash was primarily due to the sale of the component software division to Dassault's subsidiary, the sale of 555,556 shares of our common stock to Dassault, and the sale of shares to the investors in the February 2000 private equity transaction. The 555,556 shares were sold to Dassault for $2.0 million or approximately $3.60 per share. In the private equity transaction, we sold 1.9 million shares of our common stock at a price of $3.60 per share and warrants to purchase 1.2 million shares of common stock for $0.05 per share. Net cash for the year ended December 31, 1999 decreased $3.2 million primarily due to a net operating loss of $2.9 million, $1.0 million in equipment purchases and $500,000 cash paid for assets acquired from Sven Technologies, Inc. In June 1999, we acquired certain assets and liabilities of Sven Technologies for a total consideration of $1.4 million, including $500,000 cash, 193,861 shares of common stock and a warrant to purchase 250,000 shares of common stock at $12.50 per share. For the year ended December 31, 1998, net cash decreased $1.3 million primarily due to equipment and software purchases.

     Net cash used by operating activities was $12.4 million for the year ended December 31, 2000 as compared to $1.6 million for the year ended December 31, 1999. For the year ended December 31, 2000, net cash used by operations was primarily from our loss from continuing operations, which excludes the gain on the sale of the component software division. For the year ended December 31, 1999, net cash used by operations was $1.6 million, which amount was impacted by our net loss of $2.9 million. For the year ended December 31, 1998, net cash used by operations was $150,000 primarily from an increase in accounts receivable.

     Net cash provided by investing activities totaling $16.1 million for the year ended December 31, 2000 reflects $1.7 million used for equipment purchases, $500,000 used for purchased computer software and $100,000 paid for Prescient, offset by net proceeds of $18.4 million received in the sale of the component software division to Dassault. Net cash used by investing activities for the year ended December 31, 1999 was $1.7 million, comprised of $1 million used for equipment purchases, $219,000 used for purchased computer software and $500,000 used for the Sven acquisition. For the year ended December 31, 1998, net cash used by investing activities was $1.1 million, comprised of $629,000 used for equipment purchases and $446,000 used for purchased computer software.

     Net cash provided by financing activities was $13.1 million for the year ended December 31, 2000, primarily comprised of proceeds from the $6.9 million equity transaction in February 2000, proceeds from the $2.0 million equity investment of Dassault in November 2000 and $200,000 from the exercise of stock options. An additional $4.0 million was received from Dassault in the form of notes payable that were advanced prior to the closing of the sale of the component software division. Net cash provided by financing activities for the year ended December 31, 1999 was $51,000, comprised of $141,000 received from the issuance of common stock partially offset by $90,000 used for principal payments on debt. For the year ended December 31, 1998, cash used by financing activities was $7,000, comprised of principal payments on debt of $190,000 offset by $183,000 in proceeds received from the issuance of common stock.

     Management believes it has sufficient cash to meet the operating requirements for the foreseeable future including at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issues SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for our fiscal year ending December 31, 2001. The adoption of SFAS No. 133 will not have a significant impact on our financial position, results of operations or cash flows.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The adoption of SAB 101 had no significant impact on our financial position, results of operations, or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("Fin 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effect of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 had no significant impact on our financial position, results of operations or cash flows.

ITEM 7.           FINANCIAL STATEMENTS



                                 PLANETCAD INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     PAGE
                                                                                                     ----
Independent Auditors' Report.........................................................................  18

Financial Statements:

     Consolidated Balance Sheets, as of December 31, 1999 and 2000...................................  19

     Consolidated Statements of Operations and Comprehensive Income (Loss),
          years ended December 31, 1998, 1999 and 2000...............................................  20

     Consolidated Statements of Stockholders' Equity, years ended December 31,
          1998, 1999 and 2000........................................................................  21

     Consolidated Statements of Cash Flows, years ended December 31, 1998, 1999 and 2000.............  22

     Notes to Consolidated Financial Statements......................................................  23

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
PlanetCAD Inc. (formerly Spatial Technology Inc.):

     We have audited the accompanying consolidated balance sheets of PlanetCAD Inc. and subsidiaries (formerly Spatial Technology Inc.) as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PlanetCAD Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                        KPMG LLP



Boulder, Colorado
March 9, 2001

                         PLANETCAD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)


                                                                                  December 31,
                                                                             -----------------------
                                                                               1999           2000
                                                                             --------       --------
                                                ASSETS
Current assets:
   Cash and cash equivalents ..........................................      $  1,324       $ 18,310
   Accounts receivable, net of allowance of $400 in 2000 ..............            --          1,276
   Prepaid expenses and other .........................................            --            672
   Net assets of discontinued operations ..............................         4,936             --
                                                                             --------       --------
       Total current assets ...........................................         6,260         20,258

Equipment, net (note 3) ...............................................            36          1,433
Net assets of discontinued operations .................................         1,855             --
Purchased computer software, net (note 2) .............................            --            795
Other assets ..........................................................            --            211
                                                                             --------       --------
           Total assets ...............................................      $  8,151       $ 22,697
                                                                             ========       ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................      $  1,028       $  2,474
   Accrued expenses ...................................................         1,245          2,255
   Deferred revenue ...................................................            --            637
                                                                             --------       --------
       Total current liabilities ......................................         2,273          5,366
                                                                             --------       --------

Stockholders' equity (note 5):
   Common stock, $.01 par value; 22,500,000 shares authorized;
   9,508,179 and 12,402,238 shares issued and outstanding in 1999
   and 2000, respectively .............................................            95            124
   Additional paid-in capital .........................................        25,828         35,988
   Accumulated deficit ................................................       (19,936)       (18,781)
   Accumulated other comprehensive loss ...............................          (109)            --
                                                                             --------       --------
       Total stockholders' equity .....................................         5,878         17,331

                                                                             --------       --------
       Total liabilities and stockholders' equity .....................      $  8,151       $ 22,697
                                                                             ========       ========


See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          Year ended December 31,
                                                                                   ------------------------------------
                                                                                     1998          1999          2000
                                                                                   --------      --------       -------
Revenue:
   License fees and royalties ................................................      $   --       $   569       $  1,513
   Services ..................................................................          --           255            587
                                                                                    ------       -------       --------
         Total revenue .......................................................          --           824          2,100
                                                                                    ------       -------       --------

Cost of sales:
   License fees and royalties ................................................          --            43            818
   Services ..................................................................          --           148            220
                                                                                    ------       -------       --------
         Total cost of sales .................................................          --           191          1,038
                                                                                    ------       -------       --------

Gross profit .................................................................          --           633          1,062
                                                                                    ------       -------       --------

Operating expenses:
   Sales and marketing .......................................................          --           498          3,102
   Research and development ..................................................          --         1,022          6,291
   General and administrative ................................................          --           221          2,697
   Acquired in-process research and development (note 2) .....................          --            --            332
                                                                                    ------       -------       --------
         Total operating expenses ............................................          --         1,741         12,422

  Interest expense, net ......................................................          --            --            (46)
                                                                                    ------       -------       --------

     Net loss from continuing operations .....................................          --        (1,108)       (11,406)

Discontinued operations:
    Income (loss) from discontinued operations, net of income tax
      expense of $316, $246 and $28, respectively ............................         201        (1,753)        (4,818)
    Gain on sale of component business, net of income tax expense of $70 .....          --            --         17,379
                                                                                    ------       -------       --------
Net earnings (loss) ..........................................................      $  201       $(2,861)      $  1,155
                                                                                    ======       =======       ========
Other comprehensive income (loss):
     Foreign currency translation adjustment .................................         (29)           35             --
                                                                                    ------       -------       --------
          Comprehensive income (loss) ........................................      $  172        (2,826)         1,155
                                                                                    ======       =======       ========

Earnings (loss) per common share:
    Basic and diluted income (loss) per common share:
     Continuing operations ...................................................      $ 0.00       $ (0.12)      $  (1.00)
     Discontinued operations .................................................        0.02         (0.19)          1.10
                                                                                    ------       -------       --------
Net earnings (loss) ..........................................................      $ 0.02       $ (0.31)      $   0.10
                                                                                    ======       =======       ========

Basic and diluted weighted average number of common shares outstanding .......       9,307         9,345         11,439

See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)



                                                                             Common Stock       Additional
                                                                      ------------------------   paid-in-     Accumulated
                                                                        Shares       Amount      capital        deficit
                                                                      -----------  ----------- -------------  -----------
Balances at January 1, 1998 ....................................       9,141,348      $ 91       $24,569       $(17,276)

Exercise of common stock options for cash ......................           1,625        --             3             --
Common stock issued under employee stock purchase plan .........          96,818         1           179             --
Common stock options issued for purchased computer
     software and services .....................................              --        --           178             --
Net earnings ...................................................              --        --            --            201
Foreign currency translation adjustment ........................              --        --            --             --
                                                                      ----------      ----       -------       --------
Balances at December 31, 1998 ..................................       9,239,791        92        24,929        (17,075)

Exercise of common stock options and warrant  for cash .........          53,321         1            97             --
Common stock issued under employee stock purchase plan .........          21,206        --            43             --
Common stock and warrant issued in connection with
     Sven acquisition ..........................................         193,861         2           759             --
Net loss .......................................................              --        --            --         (2,861)
Foreign currency translation adjustment ........................              --        --            --             --
                                                                      ----------      ----       -------       --------
Balances at December 31, 1999 ..................................       9,508,179        95        25,828        (19,936)

Common stock issued under employee stock purchase plan .........          71,219        --           165             --
Exercise of common stock options for cash ......................          67,284         1           203             --
Common stock and warrants issued in connection
     with Prescient acquisition ................................         300,000         3         1,054             --
Common stock options issued for services .......................              --        --             2             --
Common stock and warrant issued in connection with
     private placement, net ....................................       2,455,556        25         8,736             --
Net earnings ...................................................              --        --            --          1,155
Foreign currency translation adjustment ........................              --        --            --             --
Realized foreign currency loss on sale of subsidiary ...........              --        --            --             --
                                                                      ----------      ----       -------       --------
Balances at December 31, 2000 ..................................      12,402,238      $124       $35,988       $(18,781)
                                                                      ==========      ====       =======       ========


                                                                     Accumulated
                                                                        other           Total
                                                                    comprehensive   stockholders'
                                                                    income (loss)      equity
                                                                    -------------   ------------
Balances at January 1, 1998 ....................................        $(115)        $  7,269

Exercise of common stock options for cash ......................           --                3
Common stock issued under employee stock purchase plan .........           --              180
Common stock options issued for purchased computer
     software and services .....................................           --              178
Net earnings ...................................................           --              201
Foreign currency translation adjustment ........................          (29)             (29)
                                                                        -----         --------
Balances at December 31, 1998 ..................................         (144)           7,802

Exercise of common stock options and warrant  for cash .........           --               98
Common stock issued under employee stock purchase plan .........           --               43
Common stock and warrant issued in connection with
     Sven acquisition ..........................................           --              761
Net loss .......................................................           --           (2,861)
Foreign currency translation adjustment ........................           35               35
                                                                        -----         --------
Balances at December 31, 1999 ..................................         (109)           5,878

Common stock issued under employee stock purchase plan .........           --              165
Exercise of common stock options for cash ......................           --              204
Common stock and warrants issued in connection
     with Prescient acquisition ................................           --            1,057
Common stock options issued for services .......................           --                2
Common stock and warrant issued in connection with
     private placement, net ....................................           --            8,761
Net earnings ...................................................                         1,155
Foreign currency translation adjustment ........................          (30)             (30)
Realized foreign currency loss on sale of subsidiary ...........          139              139
                                                                        -----         --------
Balances at December 31, 2000 ..................................        $  --         $ 17,331
                                                                        =====         ========


See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                  Year ended December 31,
                                                                            ------------------------------------
                                                                             1998          1999           2000
                                                                            -------       -------       --------
Cash flows from operating activities:
   Net earnings (loss) ...............................................      $   201       $(2,861)      $  1,155
   Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities:
     Gain on sale of component software division .....................           --            --        (17,379)
     Realized loss on foreign currency translation ...................           --            --           (139)
     Depreciation and amortization ...................................          598           791          1,073
     Acquired in-process research and development ....................           --           500            332
     Stock options issued for services................................           --            --              2
     Provision for, and write-off of, uncollectible accounts
        receivable ...................................................           --           383             --
     Changes in operating assets and liabilities excluding the
        effects of business combinations and sale of component
        software division:
       Accounts receivable ...........................................       (1,249)         (558)         2,555
       Prepaid expenses and other ....................................         (133)         (205)           (92)
       Accounts payable ..............................................          320           402          1,218
       Accrued expenses ..............................................         (286)          (72)           611
       Deferred revenue ..............................................          399            52         (1,727)
                                                                            -------       -------       --------
         Net cash used by operating activities .......................         (150)       (1,568)       (12,391)
                                                                            -------       -------       --------

Cash flows from investing activities:
   Additions to equipment ............................................         (629)       (1,009)        (1,696)
   Additions to purchased computer software ..........................         (446)         (219)          (499)
   Proceeds from sale of component software division .................           --            --         18,433
   Cash paid in business combinations ................................           --          (500)          (100)
                                                                            -------       -------       --------
         Net cash provided (used) by investing activities ............       (1,075)       (1,728)        16,138
                                                                            -------       -------       --------

Cash flows from financing activities:
   Proceeds from issuance of notes payable ...........................           --            --          4,000
   Principal payments on debt ........................................         (190)          (90)            --
   Proceeds from issuance of common stock, net .......................          183           141          9,130
                                                                            -------       -------       --------
         Net cash provided (used) by financing activities ............           (7)           51         13,130
                                                                            -------       -------       --------

Foreign currency translation adjustment affecting cash ...............          (29)           35            109
                                                                            -------       -------       --------

         Net decrease in cash and cash equivalents ...................       (1,261)       (3,210)        16,986

Cash and cash equivalents at beginning of period .....................        5,795         4,534          1,324
                                                                            -------       -------       --------

Cash and cash equivalents at end of period ...........................      $ 4,534       $ 1,324       $ 18,310
                                                                            =======       =======       ========

Supplemental cash flow information:
   Cash paid for interest ............................................      $    29       $     5       $     35
                                                                            =======       =======       ========

   Cash paid for income taxes ........................................      $   229       $   211       $     --
                                                                            =======       =======       ========

Supplemental disclosure of non-cash investing and financing
   activities:
     Common stock and warrants issued in business combination ........      $    --       $   932       $  1,057
                                                                            =======       =======       ========
     Extinguishment of notes payable in conjunction with the sale
        of component software division ...............................      $    --       $    --       $  4,000
                                                                            =======       =======       ========


See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     PlanetCAD Inc. (PlanetCAD or the Company) (formerly Spatial Technology Inc.) was incorporated under the laws of the State of Delaware on July 7, 1986 to design, develop, and market 3D modeling software. In November 2000, the Company's shareholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee ("Dassault") in a cash transaction for $25.0 million, subject to certain price adjustments, and amended Article I of the Company's certificate of incorporation to change its name from Spatial Technology Inc. to PlanetCAD Inc. The Company consummated the sale to Dassault and effected the name change on November 14, 2000. The net assets and results of operations of the component software business have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

     (b) EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential dilutive securities. For the years ended December 31, 1998, 1999 and 2000, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options and warrants is antidilutive. For the years ended December 31, 1998, 1999 and 2000, the number of potential dilutive securities excluded from the computation of the diluted weighted average number of common shares outstanding was 107,587, 420,397 and 576,835, respectively, consisting primarily of common stock options and warrants.

     (c) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     (d) OTHER COMPREHENSIVE INCOME OR LOSS

     Assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated using a weighted average exchange rate during the period. Net exchange gains and losses resulting from such translations are included as a separate component of stockholders' equity as other comprehensive income or loss. Gains and losses from foreign currency transactions, when applicable, are included in other income (expense). There were no significant gains or losses in foreign currency transactions during the years ended December 31, 1998, 1999 and 2000. The unrealized loss was realized in conjunction with the sale of the component business.

     (e) REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when evidence of an arrangement exists, delivery of the product has occurred, collectibility of the related receivable is assured and the vendor's fee is fixed or determinable. In addition, revenue is recognized for the multiple elements of software arrangements based upon the vendor specific objective evidence of fair value for each element. Accordingly, revenue from products or services is recognized based upon shipment of products or performance of services. In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to

Certain Transactions." SOP No. 98-9 clarifies certain provisions of SOP No. 97-2. Effective January 1, 1999, the Company adopted the provision of SOP No. 98-9, and the impact on the Company's results of operations, financial position or cash flows was not material. License fee revenue is generally recognized upon completion of a signed contract and shipment of the software assuming all other criteria for revenue recognition are met. Revenue from royalties is generally recognized upon receipt of payment. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Training and consulting revenue is recognized upon completion of the training or performance of services, respectively.

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

     (g) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). The Company has provided pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value based method of accounting for these plans, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)," had been applied.

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

     (i) RESEARCH AND DEVELOPMENT COSTS

     Costs to establish the technological feasibility of computer software products are expensed as incurred. Generally, products are ready for sale upon establishment of technological feasibility. Accordingly, no software development costs have been capitalized by the Company in 1998, 1999 and 2000.

     (j) INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     (k) DISCONTINUED OPERATIONS

     The sale of the component software division resulted in a gain of $17.4 million, net of tax. An additional $1.0 million has been placed in escrow by Dassault and will be paid to the Company on the first anniversary of the sale provided certain deliverables and general representations and warranties are satisfied. This amount is not reflected in the gain due to its uncertainty. The results of operations of the component software division through the date of the sale are shown as income (loss) from discontinued operations in the consolidated statements of operations. The associated net assets, consisting of accounts receivable, prepaid assets, equipment, computer software and deferred revenue, have been reclassified as "Net assets of discontinued operations" in the consolidated balance sheets prior to the date of sale.

     Summary operating results of the discontinued operations were as follows:

                                                                 Year ended
                                                                December 31,
                                                   --------------------------------------
                                                     1998           1999           2000
                                                   --------       --------       --------
Revenue .....................................      $ 14,350       $ 14,076       $ 10,078
Cost of revenue .............................           764            941          4,071
                                                   --------       --------       --------
Gross profit ................................        13,586         13,135          6,007

Operating expenses ..........................        13,307         14,781         10,753
                                                   --------       --------       --------

   Operating income (loss) from discontinued
                  operations ................           279         (1,646)        (4,746)

Other income (expense),net ..................           238            139            (44)
                                                   --------       --------       --------

   Income (loss) from discontinued operations
                 before income taxes ........           517         (1,507)        (4,790)

Income tax expense ..........................          (316)          (246)           (28)
                                                   --------       --------       --------

   Income (loss) from discontinued
                  operations ................      $    201       $ (1,753)      $ (4,818)
                                                   ========       ========       ========

(2)  ACQUISITIONS AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. for total consideration of approximately $1.3 million, including $100,000 cash and between 300,000 and 350,000 shares of the Company's common stock, depending on the achievement of certain performance objectives. The acquisition was accounted for using the purchase method and accordingly results of the operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values including $298,000 of accounts receivable, $209,000 of furniture and equipment, $174,000 of other assets, and the assumption of $493,000 of liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 to in-process research and development projects. The software costs and other intangible assets will be amortized over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

     In June 1999, the Company acquired certain assets and liabilities of Sven Technologies, Inc. ("Sven") for total consideration of $1.4 million, including $500,000 cash and 193,861 shares of common stock and immediately exercisable warrants to purchase 250,000 shares of common stock at $12.50 per share. The acquisition was accounted for using the purchase method, and the purchase price was allocated to the assets acquired based on their estimated fair values, including $932,000 of purchased computer software and $500,000 of research and development projects. The purchased computer software is being amortized over seven years. The Company charged the in-process research and development to operations at the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Prescient's and Sven's results of operations as if the acquisitions took place on January 1, 1999 (in thousands, except per share data).

                                                                   Year ended December 31,
                                                                -------------------------------
                                                                  1999                   2000
                                                                --------               --------
                  Revenue                                       $  3,937               $ 3,124
                  Net loss                                      $ (7,998)              $(1,092)
                  Loss per share - basic and diluted            $  (0.82)              $  (.02)

     In December 1998, the Company acquired all of the outstanding common stock of InterData in exchange for 1.4 million shares of the Company's common stock. Established in 1983, InterData develops and markets software for the sharing, access and exchange of electronic product data throughout the manufacturing process. The merger was accounted for as a pooling of interests and, accordingly, the financial statements for all periods presented were restated to include the assets, liabilities and operations of InterData. Total charges associated with the merger were approximately $319,000 and represent legal, accounting and other costs associated with the integration of the two companies. These costs were charged to operations in December 1998.

(3)  EQUIPMENT

     Equipment consists of the following (in thousands):

                                                  December 31,
                                              -------------------
                                               1999        2000
                                              ------      -------
Computer equipment                            $   36      $ 1,272
Furniture and office equipment                    --          135
Leasehold improvements                            --          216
                                              ------      -------
                                                  36        1,623
Less accumulated depreciation
      and amortization                            --         (190)
                                              ------      -------
                                              $   36      $ 1,433
                                              ======      =======

(4)  NOTES PAYABLE

     InterData issued subordinated promissory notes to two stockholders. Each promissory note bore interest at 10% per annum, and requires monthly payments of $760 through 2005. Both promissory notes were paid in full during 1999.

     In September 2000, Dassault made a loan to the Company for $2 million of the purchase price for the sale of the component software division in advance of the closing of the transaction, which amount, including accrued and unpaid interest, was repaid by the Company as an offset against the purchase price at the closing. In November 2000, Dassault advanced an additional $2 million to the Company, which was also repaid at the closing.

(5)  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     In June 1996, the Board of Directors of the Company authorized, at their discretion, the issuance of up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges of such series. As of December 31, 2000, no shares of preferred stock were outstanding.

     STOCK OPTIONS

     In November 2000, the shareholders of the Company approved the 2000 Stock Incentive Plan (2000 Plan). Up to 2,000,000 shares of common stock may be issued pursuant to the 2000 Plan. Under the 2000 Plan, the Company may issue incentive stock options, which are granted with exercise prices equal to the fair market value of the common stock on the date of grant. Vesting and option term, which may not exceed ten (10) years from the date of grant, are determined by the Board of Directors at the time of grant. As of December 31, 2000, options to purchase 500,000 shares of common stock under the 2000 Plan were outstanding at a weighted average exercise price of $1.125.

     In July 1998, the Board of Directors of the Company approved the 1998 Non-officer Stock Option Plan (1998 Plan). Up to 505,000 shares of common stock may be issued pursuant to the 1998 Plan. Under the 1998 Plan, the Company may issue nonqualified stock options, which are granted with exercise prices equal to the fair market value of the common stock on the date of grant. Vesting and option term, which may not exceed ten (10) years from the date of grant, are determined by the Board of Directors at the time of grant. As of December 31, 2000 options to purchase 586,100 shares of common stock under the 1998 Plan were outstanding at a weighted average exercise price of $3.46.

     In June 1996, the Board of Directors of the Company approved the 1996 Equity Incentive Plan (1996 Plan). Up to 1,350,000 shares of common stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may issue incentive stock options and nonqualified stock options. Incentive stock options are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant, vest over a four-year employment period, and are exercisable over a maximum ten-year employment period. The Company also grants nonqualified stock options under the 1996 Plan that vest over a four-year period or earlier upon the attainment of specific performance objectives, and are exercisable over a maximum ten-year period or upon attainment of such objectives. As of December 31, 2000 options to purchase 1,220,770 shares of common stock under the 1996 Plan were outstanding at a weighted average exercise price of $3.01.

     In June 1996, the Board of Directors approved the 1996 Non-Employee Directors' Stock Option Plan (Directors' Plan). Up to 250,000 shares of common stock may be issued pursuant to the Directors' Plan. Stock options granted under the Directors' Plan are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant and are immediately exercisable over a ten-year period from date of grant. As of December 31, 2000, options to purchase 178,500 shares of common stock under the Directors' Plan were outstanding at a weighted average exercise price of $4.21.

     In August 1996, the Company's Board of Directors approved the termination, effective upon the initial public offering described above, of the Amended and Restated 1987 Stock Option Plan (1987 Plan). Under the 1987 Plan the Company issued incentive stock options and nonqualified stock options. Incentive stock options were granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant, vest over a four-year employment period, and are exercisable over either a five-year or ten-year employment period. The Company also granted nonqualified stock options under the 1987 Plan that vest over a four-year period or upon the attainment of specific performance objectives, and are exercisable over a five-year period or upon attainment of such objectives. As a result of such termination, no additional options may be issued under the 1987 Plan. The options to purchase 29,599 shares of common stock at a weighted average exercise price of $4.52 outstanding as of December 31, 2000 will remain exercisable until they expire or terminate pursuant to their terms.

     A summary of the status of the Company's fixed option plans as of December 31, 1998, 1999 and 2000 and changes during the years then ended is presented below:

                                                                   Year ended December 31,
                                     -------------------------------------------------------------------------------------
                                                1998                         1999                         2000
                                     ---------------------------  ---------------------------  ---------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                     Exercise                     Exercise                     Exercise
                                       Shares         Prices        Shares         Prices        Shares         Prices
                                     ------------  -------------  ------------  -------------  ------------  -------------
Outstanding at beginning of year      1,170,649        $3.18        1,207,930       $2.78        1,773,925      $3.20
Granted                                 416,800         2.12          658,811        3.93        1,394,684       3.14
Exercised                                (1,625)        1.88          (37,673)       2.59          (57,909)      3.21
Forfeited                              (377,894)        3.28          (55,143)       3.38         (594,731)      4.56
                                      ---------                     ---------                    ---------
Outstanding at end of year.........   1,207,930         2.78        1,773,925        3.20        2,515,969       2.84
                                      =========                     =========                    =========

Weighted-average fair value of
 options granted during the year
 at exercise prices equal to
 market price at grant date........       $1.33                         $2.71                        $2.84
                                      =========                     =========                    =========

         The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

                                                  Options Outstanding                       Options Exercisable
                                -----------------------------------------------------  ----------------------------------

                                    Number        Weighted-Average                         Number
                                Outstanding at      Remaining                            Exercisable     Weighted-Average
                                 December 31,      Contractual     Weighted-Average    at December 31,       Exercise
     Range of Exercise Prices        2000              Life         Exercise Price          2000              Price
     -------------------------  ----------------  ---------------  ------------------  ---------------   ----------------
     $1.13 - 2.00                     1,049,041        7.6               $1.60               410,751          $1.76
     $2.31 - 5.00                     1,331,828        7.9                3.59               513,589           3.48
     $5.88 - 9.50                       135,100        8.8                6.16                24,000           6.25
                                     ----------                                            ---------
                                      2,515,969        8.1                2.84               948,340           3.83
                                     ==========                                            =========

The fair value of options granted during 1998, 1999 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000:

                                                 1998              1999              2000
                                              ------------      -----------       -----------
         Risk free interest rate............      5.19%            6.60%             6.63%
         Expected life......................    4 years          4 years           4 years
         Volatility.........................        68%              73%              122%

    Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:


                                                         Years ended December 31,
                                              -----------------------------------------------
                                                 1998              1999              2000
                                              ------------      -----------       -----------
         Net earnings (loss):
              As reported ....................    $ 201          $(2,861)          $1,155
              Adjusted pro forma..............     (219)          (4,080)
                                                                                      128
         Basic and diluted earnings (loss)
         per share:
              As reported.....................    $0.02           $(0.31)           $0.10
              Adjusted pro forma..............    (0.02)           (0.44)            0.01

     In July 2000, the Company entered into a consulting agreement with Chuck Bay, a non-employee director. Under this agreement, the Company agreed to issue options to purchase an additional 65,000 shares of common stock to Mr. Bay in addition to the non-discretionary grant of options to purchase 15,000 shares of common stock. Of the additional grant, 25,000 options will vest in equal annual increments over four years, and the remaining 40,000 options will vest on the fifth anniversary of the date of the option grant. However, the Company may accelerate the vesting of the 40,000 options based on Mr. Bay's performance of strategic and financial consulting services for PlanetCAD and achieving financial milestones. The fair value of the options granted to Mr. Bay for services other than his capacity as a director is being recognized to expense over the vesting period with the final measurement of fair value occurring when the options vest.

     In November 2000 and in connection with the Dassault transaction, the Company provided early vesting of options held by employees of the component software division who were hired by Dassault if they continue to work for Dassault through November 14, 2001. The modification of the previously granted stock option awards resulted in a new measurement date but no additional compensation expense since the exercise price of the options exceeded the fair market value of the Company's common stock on the modification date.

     In December 2000, the Company entered into separation agreements with 3 former employees. The terms of these agreements included $120,000 in severance payments as well as $250,000 in a bonus payment and $250,000 in exchange for a non-competition agreement. In addition, the Company issued 101,000 non-qualified, fully vested, stock options pursuant to these agreements, priced as of their separation dates, with contractual terms ranging from five to ten years. The fair value of the options was insignificant at the date of issuance.

EMPLOYEE STOCK PURCHASE PLAN

     In June 1996, the Board of Directors approved the Employee Stock Purchase Plan. Up to 300,000 shares of common stock may be issued pursuant to the plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of shares at the beginning or end of each purchase period. During 1998, 1999 and 2000 the Company has issued an aggregate of 71,219 shares at an average price of $2.32.

WARRANTS

     A summary of outstanding common stock purchase warrants as of December 31, 2000 is as follows:


                                Exercise          Expiration
              Shares              Price              Date
           --------------      ------------      -------------

               166,665(a)          8.22               2001
               210,000(a)          6.50               2002
                22,500(a)          8.22               2003
               250,000(b)         12.50               2004
             1,200,000(a)          6.50               2005


(a) These warrants were issued in connection with common stock transactions and were immediately exercisable.

(b) These warrants were issued in connection with the Sven acquisition, as described in note 2, and were valued using the Black-Scholes option pricing model with the following assumptions: no dividends, volatility of 68%, risk free interest of 6.60% and an expected life of two years.

(6)      TAXES

     Tax expense for 1999 is comprised solely of taxes on foreign sales. Tax expense for 1998 consists of foreign taxes for PlanetCAD and federal and state income tax expense for InterData.

     Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes as follows (in thousands):


                                                Years ended December 31,
                                                1998      1999       2000
                                              -------   -------    -------

Expected income tax expense (benefit) .......  $   --   $ (388)    $(3,992)
Non deductible expenses, net ................      --        9          20
Change in deferred tax valuation allowance...      --      519       4,458
Taxes on foreign sales ......................      --       --          --
State taxes, net of federal benefit .........      --      (40)       (409)
Research and development tax credit .........      --       --          --
Adjustment of previously provided taxes .....      --       --          --
Other, net ..................................      --     (100)        (77)
                                               ------    ------    -------
Actual income tax expense ...................  $   --    $   --    $    --
                                               ======    ======    =======


     The tax effects of significant temporary differences that result in deferred tax assets and liabilities are as follows (in thousands):


                                                                                     December 31,
                                                                                  ------------------
                                                                                    1999       2000
                                                                                  -------    -------

Accounts receivable, primarily due to differences in accounting
   for bad debts ..............................................................   $    79    $    86
Property and equipment, primarily due to differences in
   Depreciation ...............................................................       (20)      (120)
Deferred revenue, due to differences in revenue recognition for
   financial statement and income tax purposes ................................         1        220
Accrued expenses, primarily due to difference in the period of recognition for
   financial statement and income tax purposes ................................       182        248
Purchased software, primarily due to differences in carrying values
   for financial statement and income tax purposes ............................      (254)      (244)
Acquired in-process research and development, amortized for income tax
   purposes ...................................................................       172        308
Research and development and other tax credit carryforwards ...................     1,896      1,906
Net operating loss carryforwards ..............................................     6,620      5,918
                                                                                  -------    -------
     Total deferred tax assets ................................................     8,676      8,322
Less valuation allowance ......................................................    (8,676)    (8,322)
                                                                                  -------    -------
     Net deferred tax assets ..................................................   $    --    $    --
                                                                                  =======    =======

     At December 31, 2000, the Company had net operating loss carryforwards for regular income tax purposes of approximately $13.2 million, which if not utilized expire in the years 2003 through 2019. The net operating loss carryforwards at December 31, 2000 are subject to limitation under Section 382 of the Internal Revenue Code. The Company has provided a valuation allowance for the entire deferred tax balance due to uncertainty of the realization of the asset.

     The Company also has research and development credit carryforwards for income tax purposes available totaling approximately $1,495, which if not utilized expire in the years 2003 through 2019. Approximately $284 of the total credit carryforwards is also subject to limitation under Section 382 of the Internal Revenue Code.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):


2001 .......................................................   $      577
2002 .......................................................          586
2003 .......................................................          597
2004 .......................................................          617
Thereafter .................................................          982
                                                               ----------
      Total ................................................   $    3,359
                                                               ==========

     Rent expense was approximately $528,000, $555,000 and $613,000 in 1998, 1999 and 2000, respectively.

     The Company executed a long-term development agreement with Three-Space Limited, a United Kingdom corporation (TSL), in 1989 (the 1989 Development Agreement) obligating the Company to pay approximately $30,000 per month for specified research and marketing activities. In connection with the Prescient acquisition, the Company terminated the 1989 Development Agreement and entered into a Software Consulting Agreement with substantially the same financial obligation to the Company. Expenses under the 1989 Development Agreement and the software consulting agreement were approximately $400,000, $398,000 and $200,000 in 1998, 1999 and 2000 respectively. In connection with the sale of the component business, the Software Consulting Agreement was assigned to Dassault.

     The Company has entered into various licensing agreements, which require the Company to pay royalties on each sale of the licensed software products. Royalty expense under these agreements is included in costs of sales and totaled approximately $291,000, $349,000 and $265,000 in 1998, 1999 and 2000
respectively.

(8)  CONCENTRATIONS OF CREDIT RISK

     The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers. The Company's accounts receivable are from both large multinational corporate customers and smaller companies in a variety of industries, with no concentration in a single industry. However, the Company is subject to credit risk due to economic events or circumstances in the various international and domestic markets in which the Company operates. To reduce this risk, the Company evaluates the creditworthiness of its customers prior to the shipment of software or performance of services. The Company had one customer that accounted for 13% of its total revenue for the year ended December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Nominees for Director," "Compensation of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in our 2001 proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2001 proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in our 2001 proxy statement.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
- --------------      -----------

3(i).1*             Restated Certificate of Incorporation

3(i).2*             Certificate of Amendment to Restated Certificate of
                    Incorporation

3(ii)*              Bylaws of the Registrant, as amended

4.1                 Reference is made to Exhibits 3(i).1, 3(i).2 and 3(ii)

10.1** Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with related schedule

10.2**              Investment Agreement dated August 12, 1986

10.3**              Investors' Rights Agreement dated February 4, 1993

10.4** 1996 Amended and Restated 1987 Stock Option Plan of the Registrant, including form of Incentive Stock Option and Nonstatutory Stock Option thereunder

10.5** 1996 Equity Incentive Plan of the Registrant, including form of Incentive Stock Option and Nonstatutory Stock Option thereunder

10.6** 1996 Non-Employee Directors' Stock Option Plan of the Registrant, including form of Nonstatutory Stock Option thereunder

10.7** Employee Stock Purchase Plan of the Registrant and related offering document

10.8** Lease Agreement between the Registrant and Flatirons Cottonwood, Inc. (formerly Cottonwood Development Partners) dated June 29, 1990, as amended

10.9** Warrant to Purchase 33,333 shares of Next Preferred Stock issued by the Registrant to New York Life Insurance Company dated November 1, 1994

10.10** Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to Nazem & Company II, L.P. dated November 1, 1994

10.11** Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management Corporation dated November 1, 1994

10.12** Warrant to Purchase 12,500 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management Corporation dated January 2, 1996

10.13*** Separation and Release Agreement between the Registrant and Jerry T. Sisson dated June 23, 1997

10.14****           Software Consulting Agreement between the Registrant and
                    Three-Space Limited dated December 31, 1997

10.15*****          Asset Purchase Agreement between the Registrant and Sven
                    Technologies, Inc., dated June 29, 1999

10.16+ Securities Purchase Agreement between the Registrant and certain purchasers dated February 22, 2000

10.17++ Asset Purchase Agreement among the Registrant, Prescient Technologies, Inc. and Stone and Webster dated June 28, 2000

10.18+++            2000 Stock Incentive Plan of the Registrant

10.19++++           Share Purchase Agreement between the Registrant and Dassault
                    Systemes Corp. dated November 14, 2000

10.20******#        Cross License Agreement between the Registrant and Dassault
                    Systemes S.A. dated November 14, 2000

10.21******#        Co-Branding Agreement between the Registrant and Dassault
                    Systemes S.A. dated November 14, 2000

10.22******#        Server Software License Agreement between the Registrant and
                    Dassault Systemes S.A. dated November 14, 2000

10.23******#        Web Services Agreement between the Registrant and Dassault
                    Systemes S.A. dated November 14, 2000

10.24******#        Joint Software License Agreement between the Registrant and
                    Dassault Systemes S.A. dated November 14, 2000

10.25******#        Master Software Reseller Agreement between the Registrant
                    and Dassault Systemes S.A. dated November 14, 2000

10.26******#        IntraVISION License Agreement between the Registrant and
                    Spatial Components, LLC dated November 14, 2000

10.27******#        Catia V5 Galaxy Program Solution Provider Agreement between the Registrant and Dassault Systemes S.A. dated November 14,
                    2000

10.28+++ Purchase Agreement among the Registrant, Dassault Systemes Corp. and Spatial Components, LLC dated July 4, 2000

10.29+++ Amendment No. 1 to Purchase Agreement among the Registrant, Dassault Systemes Corp. and Spatial Components, LLC dated September 2, 2000

10.30 Lease Agreement between Flatirons North, LLC and the Registrant dated June 9, 2000

10.31               Agreement of Lease between OTR and the Registrant dated July
                    28, 2000

10.32               Separation and Release Agreement between the Registrant and
                    R. Bruce Morgan dated December 28, 2000

21.1                List of Subsidiaries of the Registrant

23.1                Consent of KPMG LLP

- ----------

     * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-50426, filed November 21, 2000.

     ** Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-05416-D, filed on August 12, 1996.

     *** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

     **** Incorporated by reference to the Registrant's Report on Form 8-K dated January 16, 1998.

     ***** Incorporated by reference to the Registrant's Report on Form 8-K dated July 14, 1999.

     ****** Incorporated by reference to the Registrant's Report on Form 8-K/A dated April 2, 2001.

     + Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     ++ Incorporated by reference to the Registrant's Report on Form 8-K dated October 18, 2000.

     +++ Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A dated October 17, 2000.

     ++++ Incorporated by reference to the Registrant's Report on Form 8-K dated November 21, 2000.

     # Confidential treatment has been requested as to certain portions of exhibit. Such portions have been redacted and filed separately with the Commission.

                  (b)      REPORTS ON FORM 8-K

                  On October 18, 2000, we filed a Current Report on Form 8-K, including financial statements, with respect to our acquisition of Prescient Technologies, Inc. on July 12, 2000.

                  On November 21, 2000, we filed a Current Report on Form 8-K, including financial statements, with respect to the disposition of our component software division to a subsidiary of Dassault on November 14, 2000.

                  On December 18, 2000, we filed a Current Report on Form 8-K with respect to the resignation of our former President and Chief Executive Officer, R. Bruce Morgan, and the appointment of our new President and Chief Executive Officer, Jim Bracking, effective on December 18, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001      PlanetCAD INC.

                          By: /s/ Jim Bracking
                              ------------------------------------------
                              Name:   Jim Bracking
                              Title:  President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2001      By: /s/ Jim Bracking
                              ------------------------------------------------
                              Name:   Jim Bracking
                              Title:  President and Chief Executive Officer
                                        (Chief Accounting Officer)


Date: March 30, 2001      By: /s/ Richard M. Sowar
                              ------------------------------------------------
                              Name:   Richard M. Sowar
                              Title:  Chairman, Director, Chief Technology
                                        Officer and Vice President, Engineering


Date: March 30, 2001      By: /s/ Philip E. Barak
                              ------------------------------------------------
                              Name:   Philip E. Barak
                              Title:  Director


Date: March 30, 2001      By: /s/ Eugene J. Fischer
                              ------------------------------------------------
                              Name:   Eugene J. Fischer
                              Title:  Director


Date: March 30, 2001      By: /s/ H. Robert Gill
                              ------------------------------------------------
                              Name:   H. Robert Gill
                              Title:  Director


Date: March 30, 2001      By: /s/ M. Thomas Hull
                              ------------------------------------------------
                              Name:   M. Thomas Hull
                              Title:  Director


Date: March 30, 2001      By: /s/ Chuck Bay
                              ------------------------------------------------
                              Name:   Chuck Bay
                              Title:  Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

3(i).1*             Restated Certificate of Incorporation

3(i).2*             Certificate of Amendment to Restated Certificate of
                    Incorporation

3(ii)*              Bylaws of the Registrant, as amended

4.1                 Reference is made to Exhibits 3(i).1, 3(i).2 and 3(ii)

10.1** Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with related schedule

10.2**              Investment Agreement dated August 12, 1986

10.3**              Investors' Rights Agreement dated February 4, 1993

10.4**              1996 Amended and Restated 1987 Stock Option Plan of the
                    Registrant, including form of Incentive Stock Option and Nonstatutory Stock Option thereunder

10.5** 1996 Equity Incentive Plan of the Registrant, including form of Incentive Stock Option and Nonstatutory Stock Option thereunder

10.6**              1996 Non-Employee Directors' Stock Option Plan of the
                    Registrant, including form of Nonstatutory Stock Option thereunder

10.7** Employee Stock Purchase Plan of the Registrant and related offering document

10.8**              Lease Agreement between the Registrant and Flatirons
                    Cottonwood, Inc. (formerly Cottonwood Development Partners) dated June 29, 1990, as amended

10.9** Warrant to Purchase 33,333 shares of Next Preferred Stock issued by the Registrant to New York Life Insurance Company dated November 1, 1994

10.10** Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to Nazem & Company II, L.P. dated
                    November 1, 1994

10.11** Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management
                    Corporation dated November 1, 1994

10.12** Warrant to Purchase 12,500 shares of Next Preferred Stock issued by the Registrant to Benefit Capital Management
                    Corporation dated January 2, 1996

10.13***            Separation and Release Agreement between the Registrant and
                    Jerry T. Sisson dated June 23, 1997

10.14****           Software Consulting Agreement between the Registrant and
                    Three-Space Limited dated December 31, 1997

10.15*****          Asset Purchase Agreement between the Registrant and Sven
                    Technologies, Inc., dated June 29, 1999

10.16+ Securities Purchase Agreement between the Registrant and certain purchasers dated February 22, 2000

10.17++             Asset Purchase Agreement among the Registrant, Prescient
                    Technologies, Inc. and Stone and Webster dated June 28, 2000

10.18+++            2000 Stock Incentive Plan of the Registrant

10.19++++           Share Purchase Agreement between the Registrant and Dassault
                    Systemes Corp. dated November 14, 2000

10.20******#        Cross License Agreement between the Registrant and Dassault
                    Systemes S.A. dated November 14, 2000

10.21******#        Co-Branding Agreement between the Registrant and Dassault
                    Systemes S.A. dated November 14, 2000

10.22******#        Server Software License Agreement between the Registrant and
                    Dassault Systemes S.A. dated November 14, 2000



10.23******#        Web Services Agreement between the Registrant and Dassault
                    Systemes S.A. dated November 14, 2000

10.24******#        Joint Software License Agreement between the Registrant and
                    Dassault Systemes S.A. dated November 14, 2000

10.25******#        Master Software Reseller Agreement between the Registrant
                    and Dassault Systemes S.A. dated November 14, 2000

10.26******#        IntraVISION License Agreement between the Registrant and
                    Spatial Components, LLC dated November 14, 2000

10.27******#        Catia V5 Galaxy Program Solution Provider Agreement between the Registrant and Dassault Systemes S.A. dated November 14,
                    2000

10.28+++            Purchase Agreement among the Registrant, Dassault Systemes
                    Corp. and Spatial Components, LLC dated July 4, 2000

10.29+++            Amendment No. 1 to Purchase Agreement among the Registrant,
                    Dassault Systemes Corp. and Spatial Components, LLC dated
                    September 2, 2000

10.30               Lease Agreement between Flatirons North, LLC and the
                    Registrant dated June 9, 2000

10.31               Agreement of Lease between OTR and the Registrant dated July
                    28, 2000

10.32               Separation and Release Agreement between the Registrant and
                    R. Bruce Morgan dated December 28, 2000

21.1                List of Subsidiaries of the Registrant

23.1                Consent of KPMG LLP

- ----------

     * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-50426, filed November 21, 2000.

     ** Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-05416-D, filed on August 12, 1996.

     *** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

     **** Incorporated by reference to the Registrant's Report on Form 8-K dated January 16, 1998.

     ***** Incorporated by reference to the Registrant's Report on Form 8-K dated July 14, 1999.

     ****** Incorporated by reference to the Registrant's Report on Form 8-K/A dated April 2, 2001.

     + Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     ++ Incorporated by reference to the Registrant's Report on Form 8-K dated October 18, 2000.

     +++ Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A dated October 17, 2000.

     ++++ Incorporated by reference to the Registrant's Report on Form 8-K dated November 21, 2000.

     # Confidential treatment has been requested as to certain portions of exhibit. Such portions have been redacted and filed separately with the Commission.