Form 10QSB
period 2001-03-31
PLANETCAD INC
filed 2001-05-15
CIK 852437

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2001

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

                       (Issuer's Former Name and Address)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes         No     X
              -----        -----

     As of April 12, 2001, there were outstanding 12,409,480 shares of the Registrant's Common Stock (par value $0.01 per share).

        Transitional Small Business Disclosure Format (check one):
Yes          No     X
     ------       -----

                                 PLANETCAD INC.


                                      INDEX


                                                                                                      Page
                                                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets, December 31, 2000
              and March 31,2001......................................................................    1

         Unaudited  Condensed Consolidated Statements of Operations, three months
              ended March 31, 2000 and 2001..........................................................    2

         Unaudited  Condensed Consolidated Statements of Cash Flows, three
              months ended March 31, 2000 and 2001...................................................    3

         Notes to Unaudited Condensed Consolidated Financial Statements..............................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    6

PART II.  OTHER INFORMATION..........................................................................    8

Item b.  Exhibits and Reports on Form 8-K............................................................    8

Signatures...........................................................................................    9

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                 PLANETCAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                     ASSETS
                                                                                      December 31,  March 31,
                                                                                          2000        2001
                                                                                      ------------  ---------
                                                                                                   (Unaudited)
Current Assets:
     Cash and cash equivalents ......................................................   $ 18,310    $ 13,816
     Accounts receivable, net of allowance of $400 and $493 in 2000 and
         2001, respectively .........................................................      1,276         898
     Prepaid expenses and other .....................................................        672         662
                                                                                        --------    --------
         Total current assets .......................................................     20,258      15,376
Equipment, net ......................................................................      1,433       1,291
Purchased computer software and other intangibles, net ..............................        795         821
Other assets ........................................................................        211         174
                                                                                        --------    --------
                                                                                        $ 22,697    $ 17,662
                                                                                        ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...............................................................   $  2,474    $  1,016
     Accrued expenses ...............................................................      2,255         913
     Deferred revenue ...............................................................        637         620
                                                                                        --------    --------
         Total current liabilities ..................................................      5,366       2,549
                                                                                        --------    --------

Stockholders' Equity:
     Common stock, $.01 par value; 22,500,000 shares authorized; 12,402,238 and
         12,409,480 shares issued and outstanding in 2000 and 2001,
         respectively ...............................................................        124         124
     Additional paid-in capital .....................................................     35,988      35,994
     Accumulated deficit ............................................................    (18,781)    (21,005)
                                                                                        --------    --------
         Total stockholders' equity .................................................     17,331      15,113
                                                                                        --------    --------

                                                                                        $ 22,697    $ 17,662
                                                                                        ========    ========


      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------

                                                                     2000        2001
                                                                   --------    --------
Revenue:
     License fees ..............................................   $     84    $     88
     Royalties .................................................         13         101
     Services ..................................................         56         291
                                                                   --------    --------
         Total revenue .........................................        153         480
                                                                   --------    --------

Cost of revenue:
     License fees ..............................................          8          75
     Services ..................................................         21         243
                                                                   --------    --------
         Total cost of revenue .................................         29         318
                                                                   --------    --------

Gross profit ...................................................        124         162
                                                                   --------    --------

Operating expenses:
     Sales and marketing .......................................        323         535
     Research and development ..................................        792       1,497
     General and administrative ................................        410       1,042
                                                                   --------    --------
         Total operating expenses ..............................      1,525       3,074
                                                                   --------    --------

         Loss from operations ..................................     (1,401)     (2,912)
                                                                   --------    --------

Interest income ................................................         --         241

                                                                   --------    --------
         Loss from continuing operations .......................     (1,401)     (2,671)

Income (loss) from discontinued operations, net of tax .........        (53)        447
                                                                   --------    --------

         Net loss ..............................................   $ (1,454)   $ (2,224)
                                                                   ========    ========

Earnings (loss) per common share, basic and diluted:
    Continuing operations ......................................   $  (0.13)   $  (0.22)
    Discontinued operations ....................................   $  (0.01)   $   0.04
                                                                   --------    --------
            Net loss per share .................................   $  (0.14)   $  (0.18)
                                                                   ========    ========

    Weighted average shares outstanding ........................     10,344      12,406


      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Three months Ended
                                                                                   March 31,
                                                                              --------------------

                                                                                2000        2001
                                                                              --------    --------
Cash flows from operating activities:
   Net loss ...............................................................   $ (1,454)   $ (2,224)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization ........................................        220         314
     Bad debt reserve .....................................................         --          93
     Changes in operating assets and liabilities, excluding effects of business combinations:
       Accounts receivable ................................................       (970)        285
       Prepaid expenses and other .........................................         (8)         47
       Accounts payable ...................................................       (326)     (1,458)
       Accrued expenses ...................................................        262      (1,342)
       Deferred revenue ...................................................        513         (17)
                                                                              --------    --------
         Net cash used by operating activities ............................     (1,763)     (4,302)
                                                                              --------    --------

Cash flows from investing activities:
   Additions to equipment .................................................       (346)        (93)
   Additions to purchased computer software ...............................         --        (105)
                                                                              --------    --------
         Net cash used by investing activities ............................       (346)       (198)
                                                                              --------    --------

Cash flows from financing activities:
   Principal payments on debt .............................................         --          --
   Proceeds from issuance of common stock, net ............................      6,939           6
                                                                              --------    --------
         Net cash provided by financing activities ........................      6,939           6
                                                                              --------    --------

Foreign currency translation adjustment affecting cash ....................         (4)         --
                                                                              --------    --------

         Net increase (decrease) in cash and cash equivalents .............      4,826      (4,494)

Cash and cash equivalents at beginning of period ..........................      1,324      18,310
                                                                              --------    --------

Cash and cash equivalents at end of period ................................   $  6,150    $ 13,816
                                                                              ========    ========



   Cash paid for income taxes .............................................   $     43    $     70
                                                                              ========    ========


      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


A.  FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments. The Company completed the sale to Dassault on November 14, 2000. The results of operations of the component software business have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

B.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential securities. For the three-month periods ended March 31, 2000 and 2001, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the three-month periods ended March 31, 2000 and 2001, the number of potential dilutive securities excluded from the computation of the diluted weighted average number of common shares outstanding was 1,887,036 and 2,561,522, respectively, consisting primarily of common stock options.

C.  ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts. During the three-month period ended March 31, 2001, the Company did not enter into foreign exchange forward contracts to hedge operational or balance sheet exposures from changes in foreign currency exchange rates, and the Company did not enter into any derivative transactions for speculative purposes.

D.       ACQUISITION

     In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. ("Prescient") for a total consideration of approximately $1.3 million, including $100,000 cash and between 300,000 and 350,000 shares of the Company's common stock, depending on the achievement of certain performance objectives. The acquisition was accounted for using the purchase method and, accordingly, results of operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values including $298,000 of accounts receivable, $209,000 in furniture and equipment, $174,000 in other assets, and the assumption of $493,000 in liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 of in-process research and

                                 PLANETCAD INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

development projects. The software costs and other intangible assets will be amortized over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

E.  DISCONTINUED OPERATIONS

         On March 31, 2000, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division for the three months ended March 31, 2000 have been presented as discontinued operations in the Company's financial statements. The transaction resulted in a gain of approximately $17.4 million, net of tax. Included in this amount is management's estimate of the amount of expected future losses during the phase-out period. An additional $1.0 million has been placed in escrow by Dassault and will be paid to the Company on the first anniversary of the sale provided certain deliverables and general representations and warranties are satisfied.

         During the three-month period ended March 31, 2001, personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. Summary unaudited operating results of the discontinued operations were as follows:

                                                                     Three months Ended
                                                                         March 31,
                                                                     ------------------

                                                                       2000      2001
                                                                     -------    -------
Revenue ..........................................................   $ 3,915         --

  Cost of revenue ................................................       508         --
                                                                     -------    -------

Gross profit .....................................................     3,407         --

  Operating expenses .............................................     3,418       (456)
                                                                     -------    -------

Operating income from discontinued
   operations ....................................................       (11)       456

  Other income (expense) .........................................        59         --
                                                                     -------    -------
Income (loss) from discontinued operations
   before income taxes ...........................................        48        456

  Income tax expense .............................................      (101)        (9)
                                                                     -------    -------
Income (loss) from discontinued operations .......................   $   (53)   $   447
                                                                     =======    =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains a number of forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that reflect our current views with respect to future events and financial performance. We use words such as "estimates," "projects," "believes," "anticipates," "intends," "expects," "future," and similar expressions to identify forward-looking statements. Such statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. You are cautioned not to place reliance on these forward-looking statements, which speak only as of the date of this Form 10-QSB. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million which sale was consummated on November 14, 2000. In addition, certain cross licensing agreements for component and Internet technologies were executed as part of the transaction. The results of operations of the Company's component software business have been reclassified as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE. For the three-month period ended March 31, 2001, total revenue increased 214% to $480,000 as compared to $153,000 for the same three-month period in 2000. License fees and royalties increased 95% to $189,000 in the three-month period ended March 31, 2001, as compared to $97,000 reported for the comparable prior year period. Service revenue increased 420% to $291,000 for the three-month period ended March 31, 2001, as compared to $56,000 reported for the comparable period in 2000. The increase in license fees, royalties and service revenues is primarily due to sales of products acquired in the July 2000 Prescient acquisition.

COST OF REVENUE. For the three-month period ended March 31, 2001, cost of revenue increased 997% to $318,000 from $29,000 reported in the comparable prior year period. The increase in costs is due primarily to costs associated with increased services revenues and increased customer support costs. As a percent of total revenue, cost of revenue increased to 66% for the three months ended March 31, 2001, respectively, as compared to 19% for the comparable period in 2000.

OPERATING EXPENSES. For the three-month period ended March 31, 2001, total operating expenses increased 102% to $3.1 million from $1.5 million reported in the comparable prior year period. The increased operating expenses resulted primarily from increased staffing and other costs associated with the acquisition of Prescient in July 2000, the development costs of the Company's Enterprise Solution products, and increased marketing programs. Enterprise Solution is the name given to a category of software products and services under development which will be used by major manufacturers and their suppliers to streamline and improve the quality of the product design process. Although total operating expenses increased for the three months ended March 31, 2001 over the comparable period in 2000, as a percent of total revenue, total operating expenses decreased to 640% for the three months ended March 31, 2001, respectively, as compared to 997% for the comparable period in 2000.

SALES AND MARKETING EXPENSES. For the three-month period ended March 31, 2001, sales and marketing expense increased 66% to $535,000 from $323,000 reported for the three-month period ended March 31, 2000. Increased sales and marketing expense in the first quarter of 2001 as compared to 2000 resulted from increased marketing efforts for the Company's PrescientQA(TM) product line. For the three-month period ended March 31, 2001, sales and marketing expense decreased as a percent of total revenue to 111% versus 211% for the same prior year period.

RESEARCH AND DEVELOPMENT EXPENSES. For the three-month period ended March 31, 2001, research and development expense increased 89% to $1.5 million from $792,000 reported in the comparable period in the prior year. The increase in research and development expense resulted from increased costs in support of the Company's development of its Enterprise Solution product line. In addition, research and development expenses for the period included expenses related the development of the Web infrastructure for engineering services, the results of which have been transitioned into the Enterprise Solution product line. As a percent of total revenue, research and development expense decreased to 312% for the three-month period ended March 31, 2001 from 518% for the comparable prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 154% to $1.0 million for the three-month period ended March 31, 2001 from $410,000 for the same period in 2000. The increase in general and administrative expenses is primarily due to increased staffing, office space and other infrastructure expenses incurred in support of expanded product lines, increased marketing activities as well as increased product development activities. Though general and administrative expenses increased for the three months ended March 31, 2001 over the same period in 2000, as a percent of total revenue, general and administrative expense decreased to 217% for the three-month period ended March 31, 2001, from 268% for the comparable prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had $13.8 million in cash and cash equivalents. Cash and cash equivalents decreased $4.5 million for the three months ended March 31, 2001. The decrease in cash is primarily due to the net loss from continuing operations of $2.7 million, payment of accounts payable and accrued expenses of $2.7 million, and purchase of $198,000 of fixed assets. These amounts were offset by cash inflows from a net decrease in accounts receivable of $285,000 and non-cash expenses of depreciation and bad debt of $410,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

         None

Item 2.  Changes in Securities:

         None

Item 3.  Defaults on Senior Securities:

         Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         a)  Exhibits:

                  None

         b) Reports on Form 8-K filed during the first quarter 2001 and through filing of this Form 10-QSB:

                  Form 8-K/A , dated April 2, 2001, providing notification of the completion of the sale of the component software division of PlanetCAD to Dassault.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PLANETCAD INC.



Date May 10, 2001                 By: /s/ JIM BRACKING
                                      -----------------------------------------
                                      Jim Bracking
                                      President, Chief Executive Officer, and
                                         Director
                                      (Principal Executive Officer and Principal
                                         Financial Officer)