Form 10QSB/A
period 2001-03-31
PLANETCAD INC
filed 2001-07-19
CIK 852437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                       OR

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from ___________ to ___________

                         Commission file number 0-288-42

                                 PLANETCAD INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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

                                 (303) 209-9100
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---

    As of April 12, 2001, there were outstanding 12,409,480 shares of the issuer's Common Stock (par value $0.01 per share).

    Transitional Small Business Disclosure Format (Check one): Yes    No X .
                                                                  ---   ---

                                 PLANETCAD INC.

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I    FINANCIAL INFORMATION

          Introductory Statement .................................................        1

Item 1    Financial Statements

          Unaudited Condensed Consolidated Balance Sheets, March 31, 2001
            and December 31, 2000 ................................................        2

          Unaudited Condensed Consolidated Statements of Operations, three months
            ended March 31, 2001 and 2000 ........................................        3

          Unaudited Condensed Consolidated Statements of Cash Flows, three
            months ended March 31, 2001 and 2000 .................................        4

          Notes to Unaudited Condensed Consolidated Financial Statements .........        5

Item 2    Management's Discussion and Analysis of Financial Condition and Results
            of Operations ........................................................        8

Signatures .......................................................................        9

                                INTRODUCTORY NOTE

    The purpose of this Form 10-QSB/A is to restate the quarterly financial statements and management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 2001 for PlanetCAD Inc. ("PlanetCAD" or the "Company"). The Company issued a press release on July 19, 2001, which it filed as an exhibit to a Form 8-K dated the same date, relating to its intention to restate its financial statements.

    The principal effects of these changes on the accompanying financial statements are presented in Note F to the Company's financial statements. In addition, subsequent information regarding the sale of our component software division to Dassault Systemes Corp. or its assignee has been reflected in Note E to the Company's financial statements.

    For purposes of this Form 10-QSB/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-QSB for the quarterly period ended March 31, 2001 that has been affected by the restatement. This Form 10-QSB/A does not reflect all events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and except as otherwise expressly stated.

    This Quarterly Report on Form 10-QSB/A contains a number of forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that reflect our current views with respect to future events and financial performance. We use words such as "estimates," "projects," "believes," "anticipates," "intends," "expects," "future," and similar expressions to identify forward-looking statements. Such statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. You are cautioned not to place reliance on these forward-looking statements, which speak only as of the date of the originally filed Form 10-QSB unless otherwise expressly provided in this Form 10-QSB/A. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date thereof or hereof or to reflect the occurrence of unanticipated events.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 PLANETCAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                               MARCH 31,      DECEMBER 31,
                   ASSETS                                                        2001            2000
                                                                               ---------      ------------
                                                                              (UNAUDITED)
                                                                             (AS RESTATED,
                                                                              SEE NOTE F)
Current assets:
     Cash and cash equivalents ........................................        $ 13,963         $ 18,310
     Accounts receivable, net of allowance of $493 and $400 in 2001 and
         2000, respectively ...........................................             797            1,276
     Prepaid expenses and other .......................................             368              672
                                                                               --------         --------
         Total current assets .........................................          15,128           20,258
Equipment, net ........................................................           1,366            1,433
Purchased computer software and other intangibles, net ................             821              795
Other assets ..........................................................             174              211
                                                                               --------         --------
    Total assets ......................................................        $ 17,489         $ 22,697
                                                                               ========         ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................        $  1,016         $  2,474
     Accrued expenses .................................................             946            2,255
     Deferred revenue .................................................             697              637
                                                                               --------         --------
         Total current liabilities ....................................           2,659            5,366
                                                                               --------         --------

Stockholders' equity:
     Common stock, $.01 par value; 22,500,000 shares authorized;
         12,409,480 and 12,402,238 shares issued and outstanding in
         2001 and 2000, respectively ..................................             124              124

     Additional paid-in capital .......................................          35,994           35,988
     Accumulated deficit ..............................................         (21,288)         (18,781)
                                                                               --------         --------
         Total stockholders' equity ...................................          14,830           17,331
                                                                               --------         --------

Total liabilities and stockholders' equity ............................        $ 17,489         $ 22,697
                                                                               ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                              2001             2000
                                                            --------         --------
                                                          (AS RESTATED,
                                                           SEE NOTE F)
Revenue:
     License fees ..................................        $    123         $     97
     Services ......................................             214               56
                                                            --------         --------
         Total revenue .............................             337              153
                                                            --------         --------

Cost of revenue:
     License fees ..................................             176                8
     Services ......................................             273               21
                                                            --------         --------
         Total cost of revenue .....................             449               29
                                                            --------         --------

Gross profit (loss) ................................            (112)             124
                                                            --------         --------

Operating expenses:
     Sales and marketing ...........................             545              323
     Research and development ......................           1,410              792
     General and administrative ....................           1,128              410
                                                            --------         --------
         Total operating expenses ..................           3,083            1,525
                                                            --------         --------

         Loss from operations ......................          (3,195)          (1,401)
                                                            --------         --------

Interest income ....................................             241               --
                                                            --------         --------
         Loss from continuing operations ...........          (2,954)          (1,401)

Income (loss) from discontinued operations, net
  of tax ...........................................             447              (53)
                                                            --------         --------

         Net loss ..................................        $ (2,507)        $ (1,454)
                                                            ========         ========

Earnings (loss) per common share, basic and diluted:
    Continuing operations ..........................        $  (0.24)        $  (0.13)
    Discontinued operations ........................        $   0.04         $  (0.01)
                                                            --------         --------
            Net loss per share .....................        $  (0.20)        $  (0.14)
                                                            ========         ========

    Weighted average shares outstanding ............          12,406           10,344



See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
                                                            (AS RESTATED,
                                                             SEE NOTE F)
Cash flows from operating activities:
   Net loss ..........................................        $ (2,507)        $ (1,454)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization ...................             239              220
     Bad debt reserve ................................              93               --
     Changes in operating assets and liabilities,
       excluding effects of business combinations:
       Accounts receivable ...........................             386             (970)
       Prepaid expenses and other ....................             341               (8)
       Accounts payable ..............................          (1,458)            (326)
       Accrued expenses ..............................          (1,309)             262
       Deferred revenue ..............................              60              513
                                                              --------         --------
         Net cash used by operating activities .......          (4,155)          (1,763)
                                                              --------         --------

Cash flows from investing activities:
   Additions to equipment ............................             (93)            (346)
   Additions to purchased computer software ..........            (105)              --
                                                              --------         --------
         Net cash used by investing activities .......            (198)            (346)
                                                              --------         --------

Cash flows from financing activities:
   Principal payments on debt ........................              --               --
   Proceeds from issuance of common stock, net .......               6            6,939
                                                              --------         --------
         Net cash provided by financing activities ...               6            6,939
                                                              --------         --------

Foreign currency translation adjustment affecting cash              --               (4)
                                                              --------         --------

         Net increase (decrease) in cash and cash
           equivalents ...............................          (4,347)           4,826


Cash and cash equivalents at beginning of period .....          18,310            1,324
                                                              --------         --------

Cash and cash equivalents at end of period ...........        $ 13,963         $  6,150
                                                              ========         ========



   Cash paid for income taxes ........................        $     70         $     43
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

    In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments. The Company completed the sale to Dassault on November 14, 2000. The results of operations of the component software division have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

B.  EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential securities. For the three-month periods ended March 31, 2001 and 2000, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the three-month periods ended March 31, 2001 and 2000, the number of potential dilutive securities excluded from the computation of the diluted weighted average number of common shares outstanding was 2,561,522 and 1,887,036, respectively, consisting primarily of common stock options.

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

    On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price held in escrow. The Company has begun, but has not completed, a thorough analysis of the claims, and therefore, cannot currently predict the ultimate impact, if any, of these matters on the Company's financial condition, results of operations or cash flows.

    During the three-month period ended March 31, 2001, legal fees and personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. Summary unaudited operating results of the discontinued operations were as follows:

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  --------------------
                                                                    (IN THOUSANDS)

                                                                   2001         2000
                                                                  ------       -------
                       Revenue...............................         --       $ 3,915

                         Cost of revenue.....................         --           508
                                                                  ------       -------

                       Gross profit..........................         --         3,407

                         Operating expenses..................       (456)        3,418
                                                                  ------       -------

                       Operating income (loss) from
                          discontinued operations............        456           (11)


                         Other income .......................         --            59
                                                                  ------       -------
                       Income from discontinued operations
                          before income taxes................        456            48

                         Income tax expense..................         (9)         (101)
                                                                  ------       -------
                       Income (loss) from discontinued
                         operations..........................     $  447       $   (53)
                                                                  ======       =======

F.  RESTATEMENTS AND RECLASSIFICATIONS

    The Company has restated the results of the first quarter of fiscal 2001 to reverse $101,000 in royalty revenue that was incorrectly recorded as a result of a misinterpretation of a single customer contract. In addition, the Company reversed $77,000 of maintenance revenue because of accounting errors related to maintenance contracts and reclassified royalty expenses of $35,000 from license revenue to cost of revenue.

    The Company has restated cost of revenue to record additional royalty expenses of $77,000. The Company has also adjusted cost of revenue and operating expenses to properly reflect health benefits costs of $103,000 and reduce depreciation expense by $75,000, as well as reclassify certain expenses among sales and marketing, research and development and general and administrative expenses.

    In addition, certain balance sheet accounts were adjusted as a result of the restatements to revenue and expenses, as well as to reclassify certain items between cash, prepaid expenses and accrued liabilities.

    The effects of the restatements and reclassifications are shown in the table below:

                    (In thousands, except per share amounts)

                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 2001
                                                               -----------------------
                                                                   (AS          (AS
                                                               PREVIOUSLY     RESTATED)
                                                                REPORTED)
             Revenue:
                  License fees..............................    $    189       $    123
                  Services..................................         291            214
                                                                --------       --------
                      Total revenue.........................         480            337
                                                                --------       --------

             Cost of revenue:
                  License fees..............................          75            176
                  Services..................................         243            273
                                                                --------       --------
                      Total cost of revenue.................         318            449
                                                                --------       --------

             Gross profit (loss)............................         162           (112)
                                                                --------       ---------

             Operating expenses:
                  Sales and marketing.......................         535            545
                  Research and development..................       1,497          1,410
                  General and administrative................       1,042          1,128
                                                                --------       --------
                      Total operating expenses..............       3,074          3,083
                                                                --------       --------

                      Loss from operations..................      (2,912)        (3,195)
                                                                --------       --------

             Interest income................................         241            241
                                                                 -------        -------
                      Loss from continuing operations.......      (2,671)        (2,954)

             Income from discontinued operations, net of tax         447            447
                                                                --------       --------

                      Net loss..............................    $ (2,224)      $ (2,507)
                                                                ========       ========

             Earnings (loss) per common share, basic and
               diluted:
                 Continuing operations......................    $  (0.22)      $  (0.24)
                 Discontinued operations....................    $   0.04       $   0.04
                                                                --------       --------
                         Net loss per share.................    $  (0.18)      $  (0.20)
                                                                ========       ========

                 Weighted average shares outstanding........      12,406         12,406

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (AS RESTATED)

RESTATEMENT OF THE THREE MONTHS ENDED MARCH 31, 2000

    The Company has made restatements and reclassifications affecting the first quarter of 2001. The principal effects of these changes on the accompanying financial statements are presented in Note F to the Company's financial statements.

RESULTS OF OPERATIONS

    In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, which sale was consummated on November 14, 2000. In addition, certain cross licensing agreements for component and Internet technologies were executed as part of the transaction. The results of operations of the Company's component software division have been reclassified as discontinued operations.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE. For the three-month period ended March 31, 2001, total revenue increased 120% to $337,000 as compared to $153,000 for the same three-month period in 2000. License fees increased 27% to $123,000 in the three-month period ended March 31, 2001, as compared to $97,000 reported for the comparable prior year period. Service revenue increased 282% to $214,000 for the three-month period ended March 31, 2001, as compared to $56,000 reported for the comparable period in 2000. The increase in license fees and service revenues is primarily due to sales of products acquired in the July 2000 Prescient acquisition.

COST OF REVENUE. For the three-month period ended March 31, 2001, cost of revenue increased 1,448% to $449,000 from $29,000 reported in the comparable prior year period. The increase in costs is due primarily to minimum royalty payments, costs associated with increased services revenues and increased customer support costs. As a percent of total revenue, cost of revenue increased to 133% for the three months ended March 31, 2001, as compared to 19% for the comparable period in 2000.

OPERATING EXPENSES. For the three-month period ended March 31, 2001, total operating expenses increased 102% to $3.1 million from $1.5 million reported in the comparable prior year period. The increased operating expenses resulted primarily from increased staffing and other costs associated with the acquisition of Prescient in July 2000, the development costs of the Company's Enterprise Solution products, and increased marketing programs. Enterprise Solution is the name given to a category of software products and services under development which will be used by major manufacturers and their suppliers to streamline and improve the quality of the product design process. As a percent of total revenue, total operating expenses decreased to 915% for the three months ended March 31, 2001, as compared to 997% for the comparable period in 2000.

SALES AND MARKETING EXPENSES. For the three-month period ended March 31, 2001, sales and marketing expense increased 69% to $545,000 from $323,000 reported for the three-month period ended March 31, 2000. Increased sales and marketing expense in the first quarter of 2001 as compared to 2000 resulted from increased marketing efforts for the Company's PrescientQA(TM) product line. For the three-month period ended March 31, 2001, sales and marketing expense decreased as a percent of total revenue to 162% as compared to 211% for the same prior year period.

RESEARCH AND DEVELOPMENT EXPENSES. For the three-month period ended March 31, 2001, research and development expense increased 78% to $1.4 million from $792,000 reported in the comparable period in the prior year. The increase in research and development expense resulted from increased costs in support of the Company's development of its Enterprise Solution product line. In addition, research and development expenses for the period included expenses related the development of the Web infrastructure for engineering services, the results of which have been transitioned into the Enterprise Solution product line. As a percent of total revenue, research and development expense decreased to 418% for the three-month period ended March 31, 2001 from 518% for the comparable prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 175% to $1.1 million for the three-month period ended March 31, 2001 from $410,000 for the same period in 2000. The increase in general and administrative expenses is primarily due to increased staffing, office space and other infrastructure expenses incurred in support of expanded product lines, increased marketing activities as well as increased product development activities. General and administrative expenses increased as a percent of total revenue to 335% for the three-month period ended March 31, 2001, from 268% for the comparable prior year period.

DISCONTINUED OPERATIONS. During the three-month period ended March 31, 2001, legal fees and personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price held in escrow. The Company has begun, but has not completed, a thorough analysis of the claims, and therefore, cannot currently predict the ultimate impact, if any, of these matters on the Company's financial condition, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, the Company had $14.0 million in cash and cash equivalents. Cash and cash equivalents decreased $4.3 million for the three months ended March 31, 2001. The decrease in cash is primarily due to the net loss of $2.5 million, payment of accounts payable and accrued expenses of $2.7 million, and purchase of $198,000 of fixed assets. These amounts were offset by cash inflows from a net decrease in accounts receivable of $386,000 and non-cash expenses of depreciation and bad debt of $332,000.


                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PLANETCAD INC.



Date: July 19, 2001                            By:  /s/ JIM BRACKING
                                                  ------------------------------
                                               Name:  Jim Bracking
                                               Title: President, Chief Executive
                                                      Officer and Director


Date: July 19, 2001                            By:  /s/ JOY GODESIABOIS SULLINS
                                                  ------------------------------
                                               Name:  Joy Godesiabois Sullins
                                               Title: Chief Financial Officer
                                                      (Principal Accounting and
                                                      Financial Officer)