Form 10QSB
period 2001-06-30
PLANETCAD INC
filed 2001-08-14
CIK 852437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from             to
                                           -----------    -----------

                         Commission file number 0-288-42

                                 PLANETCAD INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                        84-1035353
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2520 55TH STREET, SUITE 200, BOULDER, COLORADO                 80301
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (303) 209-9100
         ---------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

     As of August 10, 2001, there were outstanding 12,409,480 shares of the registrant's Common Stock (par value $0.01 per share).

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                 PLANETCAD INC.

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets, June 30, 2001 (Unaudited)
             and December 31, 2000.................................................................   1

          Unaudited Condensed Consolidated Statements of Operations, three and six
              months ended June 30, 2001 and 2000..................................................   2

          Unaudited Condensed Consolidated Statements of Cash Flows, six
              months ended June 30, 2001 and 2000..................................................   3

          Notes to Unaudited Condensed Consolidated Financial Statements...........................   4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....   7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................     9

Item 2.   Changes in Securities and Use of Proceeds..............................................     9

Item 4.   Submission of Matters to a Vote of Security Holders....................................     9

Item 6.   Exhibits and Reports on Form 8-K.......................................................    10

          Signatures.............................................................................    11

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 PLANETCAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                                                  JUNE 30,   DECEMBER 31,
                                                                                    2001         2000
                                                                                 ----------  ------------
                                                                                 (UNAUDITED)

                                     ASSETS

Current assets:
     Cash and cash equivalents .............................................      $ 10,648      $ 18,310
     Accounts receivable, net of allowance of $493 and $400 in 2001 and
         2000, respectively ................................................           432         1,276
     Prepaid expenses and other ............................................           241           672
                                                                                  --------      --------
         Total current assets ..............................................        11,321        20,258
Equipment, net .............................................................         1,294         1,433
Purchased computer software and other intangibles, net .....................           998           795
Other assets ...............................................................           163           211
                                                                                  --------      --------

    Total assets ...........................................................      $ 13,776      $ 22,697
                                                                                  ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................      $    623      $  2,474
     Accrued expenses ......................................................         1,218         2,255
     Deferred revenue ......................................................           714           637
                                                                                  --------      --------
         Total current liabilities .........................................         2,555         5,366
                                                                                  --------      --------

Stockholders' equity:
     Common stock, $.01 par value; 22,500,000 shares authorized;
         12,409,480 and 12,402,238 shares issued and outstanding in
         2001 and 2000, respectively .......................................           124           124
     Additional paid-in capital ............................................        36,059        35,988
     Accumulated deficit ...................................................       (24,962)      (18,781)
                                                                                  --------      --------
         Total stockholders' equity ........................................        11,221        17,331
                                                                                  --------      --------

    Total liabilities and stockholders' equity .............................      $ 13,776      $ 22,697
                                                                                  ========      ========


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                              --------------------    --------------------
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    --------
Revenue:
     License fees .........................................   $     76    $     71    $    199    $    168
     Services .............................................        301          65         515         121
                                                              --------    --------    --------    --------
         Total revenue ....................................        377         136         714         289
                                                              --------    --------    --------    --------

Cost of revenue:
     License fees .........................................        102           2         278          10
     Services .............................................        301         171         574         192
                                                              --------    --------    --------    --------
         Total cost of revenue ............................        403         173         852         202
                                                              --------    --------    --------    --------

Gross profit (loss) .......................................        (26)        (37)       (138)         87
                                                              --------    --------    --------    --------

Operating expenses:
     Sales and marketing ..................................      1,197         840       1,742       1,163
     Research and development .............................      1,435       1,268       2,845       2,060
     General and administrative ...........................      1,141         381       2,269         791
                                                              --------    --------    --------    --------
         Total operating expenses .........................      3,773       2,489       6,856       4,014
                                                              --------    --------    --------    --------

         Loss from operations .............................     (3,799)     (2,526)     (6,994)     (3,927)
                                                              --------    --------    --------    --------

Other income:
     Interest income ......................................        125          --         366          --
                                                              --------    --------    --------    --------

         Total other income ...............................        125          --         366          --
                                                              --------    --------    --------    --------

         Loss from continuing operations ..................     (3,674)     (2,526)     (6,628)     (3,927)

Income (loss) from discontinued operations, net of tax ....         --      (1,070)        447      (1,123)
                                                              --------    --------    --------    --------

         Net loss .........................................   $ (3,674)   $ (3,596)   $ (6,181)   $ (5,050)
                                                              ========    ========    ========    ========

Earnings (loss) per common share, basic and diluted:
    Continuing operations .................................   $  (0.30)   $  (0.22)   $  (0.54)   $  (0.36)
    Discontinued operations ...............................   $     --    $  (0.09)   $   0.04    $  (0.10)
                                                              --------    --------    --------    --------
            Net loss per share ............................   $  (0.30)   $  (0.31)   $  (0.50)   $  (0.46)
                                                              ========    ========    ========    ========

    Weighted average shares outstanding ...................     12,409      11,483      12,409      10,914


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        SIX MONTHS ENDED
                                                                             JUNE, 30
                                                                      --------------------
                                                                        2001        2000
                                                                      --------    --------
Cash flows from operating activities:
   Net loss .......................................................   $ (6,181)   $ (5,050)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization ................................        477         509
     Bad debt reserve .............................................         93          --
     Changes in operating assets and liabilities:
       Accounts receivable ........................................        751        (319)
       Prepaid expenses and other .................................        479        (128)
       Accounts payable ...........................................     (1,851)        532
       Accrued expenses ...........................................     (1,037)          7
       Deferred revenue ...........................................         77         648
                                                                      --------    --------
         Net cash used by operating activities ....................     (7,192)     (3,801)
                                                                      --------    --------

Cash flows from investing activities:
   Additions to equipment .........................................       (168)       (935)
   Additions to purchased computer software .......................       (308)       (268)
                                                                      --------    --------
         Net cash used by investing activities ....................       (476)     (1,203)
                                                                      --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ....................          6       7,041
                                                                      --------    --------

         Net cash provided by financing activities ................          6       7,401
                                                                      --------    --------

Foreign currency translation adjustment affecting cash ............         --         (30)
                                                                      --------    --------

         Net increase (decrease) in cash and cash equivalents .....     (7,662)      2,007

Cash and cash equivalents at beginning of period ..................     18,310       1,324
                                                                      --------    --------

Cash and cash equivalents at end of period ........................   $ 10,648    $  3,331
                                                                      ========    ========

Supplemental disclosures:

   Cash paid for income taxes .....................................   $     70    $     86
                                                                      ========    ========

Supplemental disclosure of non-cash investing and financing activities:

      Common stock warrants issued for assets .....................   $     65    $     --
                                                                      ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


A. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B, Item 310. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. ("Dassault") or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments. The Company completed the sale to Dassault on November 14, 2000. The results of operations of the component software division have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

B. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive securities. For the three and six-month periods ended June 30, 2001 and 2000, diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities, consisting of common stock options, is antidilutive. For the six-month periods ended June 30, 2001 and 2000, the impact of potentially dilutive securities on the diluted weighted average number of common shares outstanding would have been 71,468 and 735,087, respectively. For the three-month periods ended June 30, 2001 and 2000, the impact of potentially dilutive securities on the diluted weighted average number of common shares outstanding would have been 22,426 and 560,232, respectively.

C. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds their respective fair value. Management does not believe these new pronouncements will have a material impact on the Company's consolidated financial statements.

D. ACQUISITION

     In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. ("Prescient") for a total consideration of approximately $1.3 million, including $100,000 cash and 300,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method and, accordingly, results of operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values including $298,000 of accounts receivable, $209,000 in furniture and equipment, $174,000 in other assets, and the assumption of $493,000 in liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 to in-process research and development projects. The software costs and other intangible assets are being amortized over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

E. DISCONTINUED OPERATIONS

     On June 30, 2000, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division for the three and six months ended June 30, 2001 have been presented as discontinued operations in the Company's consolidated financial statements. The Company recorded a gain of approximately $17.4 million, net of tax. Included in this amount is management's estimate of the amount of expected future losses during the phase-out period. An additional $1.0 million has been placed in escrow by Dassault and will be paid to the Company on the first anniversary of the sale provided certain deliverables and general representations and warranties are satisfied.

     On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price held in escrow. The Company has begun, but has not completed, a thorough analysis of the claims, and therefore, cannot currently predict the ultimate impact, if any, of these matters on the Company's consolidated financial condition, results of operations or cash flows.

     During the six-month period ended June 30, 2001, legal fees and personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. Summary unaudited operating results of the discontinued operations were as follows:

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                   ------------------
                                                    (IN THOUSANDS)

                                                    2001        2000
                                                   -------    -------
Revenue .......................................    $    --    $ 6,963

  Cost of revenue .............................         --      1,091
                                                   -------    -------

Gross profit ..................................         --      5,872

  Operating expenses ..........................         --      6,962
                                                   -------    -------

Operating income (loss) from discontinued
   operations .................................         --     (1,090)


  Other income ................................        456        100
                                                   -------    -------

Income (loss) from discontinued operations
   before income taxes ........................        456       (990)

  Income tax expense ..........................          9        133
                                                   -------    -------

Income (loss)from discontinued operations .....    $   447    $(1,123)
                                                   =======    =======

F. RELATED PARTY TRANSACTION

     In June 2001, the Company acquired software and equipment from an entity, which had a significant investor affiliated with a member of the Company's Board of Directors, for total consideration of approximately $265,000, including $200,000 cash and 125,000 warrants to purchase the Company's common stock. The warrants, which have an exercise price of $1.00 and expire on June 1, 2004, were valued using the Black-Scholes option pricing model assuming no dividends, risk free interest rate of 4.55%, volatility of 180% and life of 3 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

     In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, which sale was consummated on November 14, 2000. In addition, certain cross-licensing agreements for component and Internet technologies were executed as part of the transaction. The results of operations of the Company's component software division have been reclassified as discontinued operations.

REVENUE

     Our revenue consists of software license revenue and service revenue. Software license revenue consists of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position SOP 97-2 ("SOP 97-2"), Software Revenue Recognition," as modified by SOP 98-9. Under SOP 97-2, software license revenue is recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenue is primarily derived from customer maintenance agreements generally entered into in connection with the initial license sale and subsequent renewals and fees for implementation, consulting and training services. Maintenance revenue is recognized ratably over the term of the maintenance period and service revenue is recognized as the services are performed. Payments for maintenance fees are generally collected in advance of performance.

     Total revenue increased 177% to $377,000 for the three-month period ended June 30, 2001, as compared to $136,000 for the same three-month period in 2000. In the first six months of 2001, total revenue increased 147% to $714,000 from $289,000. License revenue increased 7% to $76,000 in the three-month period ended June 30, 2001, as compared to $71,000 reported for the comparable prior year period. In the first six months of 2001, license revenue increased 18% to $199,000 from $168,000. Service revenue increased 363% to $301,000 for the three-month period ended June 30, 2001, as compared to $65,000 reported for the comparable period in 2000. In the first six months of 2001, service revenue increased 325% to $515,000 from $121,000. The increase in license fees and service revenues is primarily attributable to sales of products acquired in the July 2000 Prescient acquisition.

COST OF REVENUE

     Cost of license fees consists primarily of royalty fees associated with third-party software included with our software and the cost of reproduction and delivery of the software. Cost of license fees was $102,000 and $2,000 for the three-month periods ended June 30, 2001 and 2000, respectively, representing 134% and 3% of license revenue, respectively. Cost of license fees was $278,000 and $10,000 for the six-month periods ended June 30, 2001 and 2000, respectively, representing 140% and 6% of license revenue, respectively. The increases in cost of license revenue were primarily attributable to an increase in royalty fees associated with third party software. Certain agreements have minimum royalty fees, which can exceed the revenues related to product sales.

     Cost of services consists primarily of costs associated with providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases, as well as costs associated with the implementation, consulting and training services. Cost of services was $301,000 and $171,000 for the three months ended June 30, 2001 and 2000, respectively, representing 100% and 263% of services revenue, respectively. Cost of services was $574,000 and $192,000 for the six months ended June 30, 2001 and 2000, respectively, representing 111% and 159% of services revenue, respectively. The decrease in cost of services as a percentage of services revenue is attributable to increased services revenue for products acquired in the July 2000 Prescient acquisition. The increase in the dollar amount of cost of services is attributable to the hiring and training of additional consultants, and increased product support.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of personnel costs, commissions, travel, office facilities, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were

$1,197,000 and $840,000 for the three months ended June 30, 2001 and 2000, respectively, representing 318% and 618% of total revenue, respectively. Sales and marketing expenses were $1,742,000 and $1,163,000 for the six months ended June 30, 2001 and 2000, respectively, representing 244% and 402% of total revenue, respectively. The decrease in sales and marketing expenses as a percentage of total revenue is attributable to increased revenues for products acquired in the July 2000 Prescient acquisition. The increase in the dollar amount of sales and marketing expenses is attributable to expansion of our direct sales force, increased sales commissions as a result of higher revenues, and increased marketing and promotional activities for products acquired in the July 2000 Prescient acquisition.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. Research and development expenses were $1,435,000 and $1,268,000 for the three months ended June 30, 2001 and 2000, respectively, representing 381% and 932% of total revenue, respectively. Research and development expenses were $2,845,000 and $2,060,000 for the six months ended June 30, 2001 and 2000, respectively, representing 398% and 713% of total revenue, respectively. The decrease in research and development expenses as a percentage of total revenue is attributable to increased revenues for products acquired in the July 2000 Prescient acquisition. The increase in the dollar amount of research and development expenses is attributable to increased costs related to the development and support for the products acquired in the July 2000 Prescient acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses were $1,141,000 and $ 381,000 for the three months ended June 30, 2001 and 2000, respectively, representing 303% and 280% of total revenue, respectively. General and administrative expenses were $2,269,000 and $791,000 for the six months ended June 30, 2001 and 2000, respectively, representing 318% and 274% of total revenue, respectively. The increase in dollar amount of general and administrative expenses as a percentage of total revenue is primarily attributable to increased staffing, office space and other infrastructure expenses incurred in support of expanded product lines, increased marketing activities and increased product development activities.

DISCONTINUED OPERATIONS

     During the six-month period ended June 30, 2001, legal fees and personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price held in escrow for indemnification claims associated with the sale of the component software division. The Company has begun, but has not completed, a thorough analysis of the claims. Therefore, the Company cannot currently predict the ultimate impact, if any, of these matters on the Company's consolidated financial condition, results of operations or cash flows.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced in the past and expects to continue to experience in the future significant fluctuations in quarterly operating results due to a number of factors that are difficult to forecast, including, among others, the volume of orders received within a quarter, demand for the Company's products, the product mix purchased by the Company's customers, competing capital budget considerations of the Company's customers, introduction and enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors and general economic conditions. In light of the foregoing factors, it is possible that the Company's operating results for future quarters may fall below the expectations of securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had $10.6 million in cash and cash equivalents, as compared to $18.3 million in cash and cash equivalents as of December 31, 2000. The decrease of $7.7 million in cash and cash equivalents during the six months ended June 30,

2001 is primarily attributable to the net loss of $6.2 million, payment of accounts payable and accrued expenses of $2.9 million, and purchase of $476,000 of fixed assets, including computer software. The decrease was partially offset by cash inflows from a net decrease in accounts receivable and prepaid expenses of $1.2 million and non-cash expenses of depreciation and bad debt of $570,000. The increase in cash and cash equivalents during the six months ended June 30, 2000 was primarily attributable to the issuance of common stock to certain investors in February 2000.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. No formal proceedings have been initiated to date and the amount of the potential claim is not presently ascertainable. The Company has begun, but has not completed, a thorough analysis of the claims, and therefore, cannot currently predict the ultimate impact, if any, of these matters on the Company's financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The following is a summary of sales of our securities during the quarter ended June 30, 2001 that were not registered under the Securities Act:

     On June 1, 2001, we issued warrants to purchase 125,000 shares of our common stock to Capstone Ventures SBIC, L.P. and AI Research Corporation. The warrants were issued in partial consideration for the purchase of our Supply Chain Solution software owned by Capstone Ventures and AI Research pursuant to an asset purchase agreement, dated June 1, 2001, by and among PlanetCAD, Capstone Ventures and AI Research. The warrants, which expire on June 1, 2004, entitle the holders to purchase an aggregate of 125,000 shares of our common stock for $1.00 per share. The sale and issuance of the warrants was deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The recipients represented their intention to acquire the securities for investment only. Appropriate legends restricting transfer are affixed to the warrants issued in such transaction. The recipients either received adequate information about PlanetCAD or had access to such information. The transaction did not involve general solicitation or general advertising. There was no underwriter involved in the issuance of the warrants and no commissions were paid to any person.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on June 8, 2001. At the meeting, our stockholders were asked:

     o    to re-elect seven incumbent directors to serve on our board;

     o to ratify the selection of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2001.

     In connection with the annual meeting, pursuant to Regulation 14A under the Securities Exchange Act of 1934, we furnished our stockholders with a definitive proxy statement with respect to each of the matters acted upon.

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


                                                                   AUTHORITY
NOMINEE                                              FOR            WITHHELD
-------                                           ----------       ---------
Jim Bracking .................................    11,396,154        30,410
Richard M. Sowar .............................    11,380,819        45,745

                                                                   AUTHORITY
NOMINEE                                              FOR            WITHHELD
-------                                           ----------       ---------
Philip E. Barak ..............................    11,389,854        36,710
Eugene J. Fischer ............................    11,389,854        36,710
H. Robert Gill ...............................    11,390,254        36,310
M. Thomas Hull ...............................    11,390,254        36,310
Chuck Bay ....................................    11,390,254        36,310

     RATIFICATION OF THE SELECTION OF KPMG LLP

     We selected KPMG LLP, our independent auditors since the 1992 fiscal year, to be our independent auditors for the fiscal year ended December 31, 2001. Our stockholders were requested to ratify the selection at the meeting. The number of votes cast in respect of the auditor ratification was as follows:

                                                  BROKER
           FOR         AGAINST      ABSTAIN      NON-VOTES
        ----------     -------      -------      ---------
        11,385,076      14,854       26,634           0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:


                 EXHIBIT NO.        DESCRIPTION

                 10.1 Asset Purchase Agreement among Capstone Ventures SBIC, L.P., AI Research Corporation and PlanetCAD Inc. dated June 1, 2001.



         (b) Reports on Form 8-K filed during the second quarter 2001 and through filing of this report on Form 10-QSB:

                  Form 8-K/A, dated April 2, 2001, providing notification of the completion of the sale of the component software division of PlanetCAD to Dassault.

                  Form 8-K, dated July 19, 2001, providing notice of the Company's restatement of its quarterly financial statements and management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 2001 for PlanetCAD. A copy of the July 19, 2001 press release containing the Company's unaudited, restated first quarter 2001 income statement and balance sheet information was attached to the Form 8-K as an exhibit.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PLANETCAD INC.



Date: August 14, 2001                     By: /s/ JIM BRACKING
                                              ----------------------------------
                                          Name:  Jim Bracking
                                          Title: President, Chief Executive
                                                 Officer and Director


Date: August 14, 2001                     By: /s/ JOY GODESIABOIS SULLINS
                                              ----------------------------------
                                          Name:  Joy Godesiabois Sullins
                                          Title: Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.           DESCRIPTION
-----------           -----------
    10.1              Asset Purchase Agreement among Capstone Ventures SBIC, L.P.,
                      AI Research Corporation and PlanetCAD Inc. dated June 1, 2001.