Form 10QSB
period 2001-09-30
PLANETCAD INC
filed 2001-11-14
CIK 852437

Use these links to rapidly review the document
PLANETCAD INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30, 2001

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001, there were outstanding 12,427,696 shares of the registrant's Common Stock (par value $0.01 per share).

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

PLANETCAD INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets, September 30, 2001 (Unaudited) and December 31, 2000
Unaudited Condensed Consolidated Statements of Operations, three and nine months ended September 30, 2001 and 2000
Unaudited Condensed Consolidated Statements of Cash Flows, nine months ended September 30, 2001 and 2000
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANETCAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,570	$18,310
Accounts receivable, net of allowance of $393 and $400 in 2001 and 2000, respectively	603	1,276
Prepaid expenses and other	177	672

Total current assets	8,350	20,258
Equipment, net	999	1,433
Purchased computer software and other intangibles, net	787	795
Other assets	165	211

Total assets	$10,301	$22,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$318	$2,474
Accrued expenses	2,086	2,255
Deferred revenue	598	637

Total current liabilities	3,002	5,366

Stockholders' equity:
Common stock, $.01 par value; 22,500,000 shares authorized; 12,427,696 and 12,402,238 shares issued and outstanding in 2001 and 2000, respectively	124	124
Additional paid-in capital	36,064	35,988
Accumulated deficit	(28,889)	(18,781)

Total stockholders' equity	7,299	17,331

Total liabilities and stockholders' equity	$10,301	$22,697

See accompanying notes to unaudited condensed consolidated financial statements.

PLANETCAD INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenue:
License fees	$163	$1,036	$362	$1,204
Services	394	307	909	428

Total revenue	557	1,343	1,271	1,632

Cost of revenue:
License fees	85	3	363	13
Services	250	494	824	686

Total cost of revenue	335	497	1,187	699

Gross profit	222	846	84	933

Operating expenses:
Sales and marketing	953	1,053	2,695	2,216
Research and development	963	2,343	3,808	4,403
General and administrative	990	427	3,259	1,218
Restructuring costs	1,023	—	1,023	—
In process research and development	—	332	—	332

Total operating expenses	3,929	4,155	10,785	8,169

Loss from operations	(3,707)	(3,309)	(10,701)	(7,236)

Other income and (expense):
Other expense	(308)	—	(308)	—
Interest income	88	—	454	—

Total other income (expense)	(220)	—	146	—

Loss from continuing operations	(3,927)	(3,309)	(10,555)	(7,236)
Income (loss) from discontinued operations, net of tax	—	(2,229)	447	(3,352)

Net loss	$(3,927)	$(5,538)	$(10,108)	$(10,588)

Earnings (loss) per common share, basic and diluted:
Continuing operations	$(0.32)	$(0.28)	$(0.85)	$(0.64)
Discontinued operations	$—	$(0.19)	$0.04	$(0.30)

Net loss per share	$(0.32)	$(0.47)	$(0.81)	$(0.94)

Weighted average shares outstanding, basic and diluted	12,419	11,784	12,411	11,206

See accompanying notes to unaudited condensed consolidated financial statements.

PLANETCAD INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September, 30
	2001	2000
Cash flows from operating activities:
Net loss	$(10,108)	$(10,588)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	778	865
In-process research and development	—	332
Fixed asset impairment, net	115	—
Stock options issued for services	—	144
Bad debt reserve	93	—
Changes in operating assets and liabilities:
Accounts receivable	680	170
Prepaid expenses and other	541	(873)
Accounts payable	(2,156)	1,765
Accrued expenses	(169)	633
Deferred revenue	(39)	217

Net cash used by operating activities	(10,265)	(7,335)

Cash flows from investing activities:
Additions to equipment	(176)	(1,220)
Additions to purchased computer software	(311)	(518)
Cash paid for business combination	—	(100)

Net cash used by investing activities	(487)	(1,838)

Cash flows from financing activities:
Notes payable and credit line	—	2,000
Proceeds from issuance of common stock, net	12	7,112

Net cash provided by financing activities	12	9,112

Foreign currency translation adjustment affecting cash	—	(35)

Net decrease in cash and cash equivalents	(10,740)	(96)
Cash and cash equivalents at beginning of period	18,310	1,324

Cash and cash equivalents at end of period	$7,570	$1,228

Supplemental disclosures:
Cash paid for income taxes	$70	$141

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrants issued for assets	$65	$—

Common stock issued for acquisitions	$—	$1,057

See accompanying notes to unaudited condensed consolidated financial statements.

PLANETCAD INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

A. Financial Statement Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B, Item 310. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to make the financial statements not misleading and for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any subsequent period. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

    In February 2000, the Company sold 1.9 million shares of its common stock to certain investors in a private equity transaction at a price of $3.60 per share for a total of $6.8 million. In connection with that transaction, the Company entered into a registration rights agreement with the investors obligating the Company to file a registration statement with the Securities and Exchange Commission registering for resale the shares acquired by those investors. Under the registration rights agreement, the initial registration statement was required to be filed by the Company in November 2000, and the Company was required to use its best efforts to cause that registration statement to be declared effective by the Securities and Exchange Commission within 90 days after the initial filing. Although the Company filed the initial registration statement in November 2000, the registration statement has not yet been declared effective by the Securities and Exchange Commission. As a result, pursuant to the registration rights agreement, the Company is required to pay to the investors, as a penalty, an amount equal to 10% per annum (compounded semi-annually) of the original investment amount for each month, or portion of a month, after February 2001 that the Company fails to cause the registration statement to be declared effective. The Company obtained a waiver of the penalty provisions from the investors through April 20, 2001, but the waiver has since expired and the penalty payments have been accruing since that date. Accordingly, the Company recorded a penalty of $308,000 in the third quarter respecting its obligation to those investors, which amount is included in other expense. While the Company continues to work with the Securities and Exchange Commission to cause the registration statement to be declared effective, the penalty amounts will continue to accrue until the registration statement is declared effective by the Securities and Exchange Commission.

    During the third quarter of 2001, the Company implemented a restructuring plan to reduce operating expenses and strengthen its competitive and financial position by eliminating certain employee positions and reducing office space and related overhead expenses. Overall expense reductions were necessary to lower the Company's existing cost structure and to reallocate resources to pursue future operating strategies in response to declining revenue and other performance measures during 2001. Restructuring charges primarily consisted of $623,000 for severance payments and termination costs associated with the reduction in force of 21 employees and $400,000 for office closure costs. During the third quarter, $117,025 of restructuring costs were paid. The Company expects to pay additional restructuring costs of $905,975 during the fourth quarter of 2001.

B. Earnings (Loss) Per Share

    Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential securities. For the three- and nine-month periods ended September 30, 2001 and 2000, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the nine-month periods ended September 30, 2001 and 2000, potential dilutive securities excluded from the computation of diluted earnings per share was 51,306 and 230,239, respectively. For the three-month periods ended September 30, 2001 and 2000, potential dilutive securities excluded from the computation of diluted earnings per share was 0 and 576,835, respectively.

C. New Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. Management does not believe these new pronouncements will have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard will not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are currently evaluating the requirements and impact of this statement on the Company's consolidated financial position and results of operations.

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

E. Discontinued Operations

    On September 30, 2000, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division for the three and nine months ended September 30, 2001 and 2000 have been presented as discontinued operations in the Company's financial statements. The Company recorded a gain of approximately $17.4 million, net of tax, in the fourth quarter 2000. Included in this amount is management's estimate of the amount of expected future losses during the phase-out period. An additional $1.0 million has been placed in escrow by Dassault and will be paid to the Company on the first anniversary of the sale provided certain deliverables and general representations and warranties are satisfied.

    On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price for the sale of the component software division held in escrow. The Company has engaged in discussions with Dassault regarding the allegations and, based upon the status of the negotiations and the tentative settlement arrangement reached with Dassault, believes any amount to be paid in respect of the allegations will not exceed the $1.0 million held in escrow.

    During the nine-month period ended September 30, 2001, legal fees and personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. Summary unaudited operating results of the discontinued operations were as follows:

	Nine Months Ended September 30,
	(In thousands)
	2001	2000
Revenue	$—	$8,808
Cost of revenue	—	1,494

Gross profit	—	7,314
Operating expenses	—	10,629

Operating (loss) from discontinued operations	—	(3,315)
Other income	456	124

Income (loss) from discontinued operations before income taxes	456	(3,191)
Income tax expense	(9)	(161)

Income (loss) from discontinued operations	$447	$(3,352)

F. Related Party Transaction

    In June 2001, the Company acquired software and related equipment from an entity, which had a significant investor affiliated with a member of the Company's Board of Directors, for total consideration of approximately $265,000, including $200,000 cash and 125,000 warrants to purchase the Company's common stock. The warrants, which have an exercise price of $1.00 and expire on June 1, 2004, were valued using the Black-Scholes option pricing model assuming no dividends, risk free interest rate of 4.55%, volatility of 180% and a term of 3 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2001 compared to three and nine months ended September 30, 2000

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

Revenue

    Our revenue consists of software license revenue and service revenue. Software license revenue consists of sales of software licenses, which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position SOP 97-2 ("SOP 97-2"), Software Revenue Recognition," as modified by SOP 98-9. Under SOP 97-2, software license revenue is recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of a multiple element arrangement based on the vendor specific objective evidence of fair value for each element. Service revenue is primarily derived from customer maintenance agreements generally entered into in connection with the initial license sale and subsequent renewals and fees for implementation, consulting and training services. Maintenance revenue is recognized ratably over the term of the maintenance period and service revenue is recognized as the services are performed. Payments for maintenance fees are generally collected in advance of performance.

    Total revenue decreased 59% to $557,000 for the three-month period ended September 30, 2001, as compared to $1,343,000 for the same three-month period in 2000. In the first nine months of 2001, total revenue decreased 22% to $1,271,000 from $1,632,000 in the first nine months of 2000. License revenue decreased 84% to $163,000 in the three-month period ended September 30, 2001, as compared to $1,036,000 reported for the comparable prior year period. In the first nine months of 2001, license revenue decreased 70% to $362,000 from $1,204,000 in the first nine months of 2000. Service revenue increased 28% to $394,000 for the three-month period ended September 30, 2001, as compared to $307,000 reported for the comparable period in 2000. In the first nine months of 2001, service revenue increased 112% to $909,000 from $428,000 in the first nine months of 2000. The decrease in license fees is due to decreased sales of the Prescient software products resulting from the late release of software upgrades and the slowing of capital purchases by corporations in the US. The increase in service revenues is primarily attributable to sales of products acquired in the July 2000 Prescient acquisition.

Cost of Revenue

    Cost of license fees consists primarily of royalty fees associated with third-party software included with our software and the cost of reproduction and delivery of the software. Cost of license fees was $85,000 and $3,000 for the three-month periods ended September 30, 2001 and 2000, respectively, representing 52% and 0.3% of license revenue, respectively. Cost of license fees was $363,000 and $13,000 for the nine-month periods ended September 30, 2001 and 2000, respectively, representing 100% and 1% of license revenue, respectively. The increases in cost of license revenue were primarily attributable to an increase in royalty fees associated with third party software. Certain agreements have minimum royalty fees, which can exceed the revenues related to product sales.

    Cost of services consists primarily of costs associated with providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases, as well as costs associated with the implementation, consulting and training services. Cost of services was $250,000 and $494,000 for the three months ended September 30, 2001 and 2000, respectively, representing 63% and 161% of services revenue, respectively. Cost of services was $824,000 and $686,000 for the nine months ended September 30, 2001 and 2000, respectively, representing 91% and 160% of services revenue, respectively. The decrease in cost of services as a percentage of services revenue is attributable to increased services revenue for products acquired in the July 2000 Prescient acquisition. The decrease in the dollar amount of cost of services for the three-month period is attributable to cost reductions implemented during the third quarter, including decreased headcount and travel expenditures. The increase in the dollar amount of cost of services for the nine-month period is attributable to the hiring and training of additional consultants, and increased product support.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of personnel costs, commissions, travel, office facilities, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $953,000 and $1,053,000 for the three months ended September 30, 2001 and 2000, respectively, representing 171% and 78% of total revenue, respectively. Sales and marketing expenses were $2,695,000 and $2,216,000 for the nine months ended September 30, 2001 and 2000, respectively, representing 212% and 136% of total revenue, respectively. The increase in sales and marketing expenses as a percentage of total revenue is attributable to decreased revenues and increased spending. The decrease in the dollar amount of sales and marketing expenses for the three month period is attributable to cost reductions implemented during the third quarter, including decreased headcount and travel expenditures. The increase in the dollar amount of sales and marketing expenses for the nine month period is attributable to expansion of our direct sales force, increased sales commissions as a result of higher revenues, and increased marketing and promotional activities for products acquired in the July 2000 Prescient acquisition.

Research and Development Expenses

    Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. Research and development expenses were $963,000 and $2,343,000 for the three months ended September 30, 2001 and 2000, respectively, representing 173% and 175% of total revenue, respectively. Research and development expenses were $3,808,000 and $4,403,000 for the nine months ended September 30, 2001 and 2000, respectively, representing 300% and 270% of total revenue, respectively. The decrease in research and development expenses as a percentage of total revenue and in total dollar amount is attributable to decreased headcount, travel and consulting costs.

General and Administrative Expenses

    General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses were $990,000 and $427,000 for the three months ended September 30, 2001 and 2000, respectively, representing 178% and 32% of total revenue, respectively. General and administrative expenses were $3,259,000 and $1,218,000 for the nine months ended September 30, 2001 and 2000, respectively, representing 256% and 75% of total revenue, respectively. The increase in general and administrative expenses in dollar amount and as a percentage of total revenue is primarily attributable to increased staffing, office space and other infrastructure expenses incurred in support of expanded product lines, increased marketing activities and increased product development activities.

Discontinued Operations

    During the nine-month period ended September 30, 2001, legal fees and personnel-related expenses that had been previously accrued as part of the phase-out period were adjusted to actual amounts paid, resulting in income from discontinued operations during the period. On June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price held in escrow for indemnification claims associated with the sale of the component software division. The Company has engaged in discussions with Dassault regarding the allegations and, based upon the status of the negotiations and the tentative settlement arrangement reached with Dassault, believes any amount to be paid in respect of the allegations will not exceed the $1.0 million held in escrow.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001, the Company had $7.6 million in cash and cash equivalents, as compared to $18.3 million in cash and cash equivalents as of December 31, 2000. The decrease of $10.7 million in cash and cash equivalents during the nine months ended September 30, 2001 is primarily attributable to the net loss of $10.1 million, payment of accounts payable and accrued expenses of $2.3 million, and purchase of $487,000 of fixed assets, including computer software. The decrease was partially offset by cash inflows from a net decrease in accounts receivable and prepaid expenses of $1.2 million and non-cash expenses of depreciation, fixed asset impairment and bad debt of $986,000. The slight decrease in cash and cash equivalents during the nine months ended September 30, 2000 was primarily attributable to the issuance of common stock to certain investors in February 2000, offset by losses from operations.

    Management believes it has sufficient cash to meet the operating requirements for the foreseeable future, including at least the next 12 months.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

    Although no formal proceedings have been initiated to date, on June 19, 2001, Dassault notified the Company of certain claims for indemnification related to alleged breaches of the terms of the purchase agreement used in connection with the sale of the component software division. Any amounts to be paid to Dassault related to these claims would first reduce the $1.0 million of purchase price for the sale of the component software division held in escrow. The Company has engaged in discussions with Dassault regarding the allegations and, based upon the status of the negotiations and the tentative settlement arrangement reached with Dassault, believes any amount to be paid in respect of the allegations will not exceed the $1.0 million held in escrow.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

    None.

  (b)
  Reports on Form 8-K filed during the third quarter 2001:

    Form 8-K, dated July 19, 2001, providing notice of the Company's restatement of its quarterly financial statements and management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 2001 for PlanetCAD.

    Form 8-K, dated September 20, 2001, providing notice of the Company's adoption of a corporate realignment program.

SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANETCAD INC.
Date: November 14, 2001	By:	/s/ JIM BRACKING
	Name:	Jim Bracking
	Title:	President, Chief Executive Officer and Director
Date: November 14, 2001	By:	/s/ JOY GODESIABOIS
	Name:	Joy Godesiabois
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)