Form 10KSB
period 2001-12-31
PLANETCAD INC
filed 2002-04-01
CIK 852437

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

 /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934.

For the fiscal year ended DECEMBER 31, 2001

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934.

For the transition period from ____________ to _____________.

                        Commission File Number: 0-288-42

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

              TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           Common Stock, $.01 Par Value                                American Stock Exchange
Series A Junior Participating Preferred Stock Purchase                 American Stock Exchange
                    Rights

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X /
No / /

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to be the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The issuer's revenue for its most recently completed fiscal year was $1,801,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price per share as reported on the American Stock Exchange on March 14, 2002 was $1,587,000.*

     The number of shares of common stock outstanding on March 1, 2002 was 12,443,545.

     Transitional Small Business Disclosure Format. Yes / / No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the issuer's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

----------
* Excludes 4,508,520 shares of common stock based upon the assumption that directors, executive officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding are affiliates. This assumption should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

                                 PLANETCAD INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                     PART I
Item   1     Description of Business...........................................................................1
Item   2     Description of Property..........................................................................12
Item   3     Legal Proceedings................................................................................12
Item   4     Submission of Matters to a Vote of Security Holders..............................................12

                                     PART II

Item   5     Market for Common Equity and Related Stockholder Matters.........................................12
Item   6     Management's Discussion and Analysis of Financial Condition and Results of Operations............12
Item   7     Financial Statements.............................................................................21
Item   8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............37

                                    PART III

Item   9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................................................37
Item   10    Executive Compensation...........................................................................37
Item   11    Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters......................................................................37
Item   12    Certain Relationships and Related Transactions...................................................37
Item   13    Exhibits, List and Reports on Form 8-K...........................................................38

             Signatures.......................................................................................41

             THE PAGE NUMBERS IN THE TABLE OF CONTENTS REFLECT ACTUAL PAGE NUMBERS, NOT EDGAR PAGE TAG NUMBERS.

             PlanetCAD Inc. and the names of all other products and services of PlanetCAD used herein are trademarks or registered trademarks of PlanetCAD Inc. All other product and service names used are trademarks or registered trademarks of their respective owners.

     THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF
1933) THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY OUR MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS, FINANCIAL CONDITION AND COMMON STOCK" ON PAGES 6 THROUGH 11. UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. HOWEVER, YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

     PlanetCAD Inc. was incorporated in Delaware on July 7, 1986. We develop, market and support cycle time reduction software solutions that integrate engineering processes and data for the manufacturing supply chain. We operate predominantly in the manufacturing industry with special focus on the computer-aided design (CAD), manufacturing (CAM) and engineering (CAE) markets.

     In July 2000, we acquired certain assets and liabilities of Prescient Technologies, Inc. and with it major manufacturing customers in the automotive, aerospace, electronics and other discrete manufacturing markets worldwide. The Prescient product line, PrescientQA(TM), is an integrated suite of engineering quality tools that allows users, managers and key executives to quantitatively assess and improve the quality of their product models.

     In November 2000, we sold our component software division to a subsidiary of Dassault Systemes Corp. in a cash transaction for approximately $25 million, subject to certain adjustments contemplated by the purchase agreement, and changed our name from "Spatial Technology Inc." to "PlanetCAD Inc." The sale of our component software division enabled us to focus our efforts entirely on our PlanetCAD division, which at the time was primarily an Internet-based services platform, with the goal of addressing problems that affect data quality and interoperability in manufacturing. In the first quarter of 2001, however, we made a strategic decision, for a period of time, to use our Internet-based services as marketing tools to create name recognition in our market niche and to promote our enterprise solutions software, rather than to generate revenue directly from our Internet-based services. Because we had recently sold our component software division, which had been our most widely recognized division, we emphasized increasing our presence in our targeted market. This strategy allowed us to concentrate on developing and selling our enterprise software solutions.

     In June 2001, we acquired our supply chain management software from Capstone Ventures SBIC, L.P. and AI Research Corporation for an aggregate purchase price of $200,000 cash plus warrants to purchase up to 125,000 shares of our common stock for $1.00 per share. Our supply chain solution performs background processing and enhances our other products and services that we market and sell to our customers. It also enables us to bundle, market and sell our software products and services directly to suppliers and manufacturers, which contract with original equipment manufacturers, or OEMs, for the outsourced materials and manufacturing of products developed and designed by others, including our existing OEM customers. Including supply chain manufacturers among our targeted customers significantly increases the potential market for our suite of software solutions. The software's background processing function benefits our targeted customers by reducing the manual operation and manipulation of the CAD, CAM or CAE data during the product translation process from the end-user's or the OEM's native CAD, CAM or CAE software application into a format that can be easily and readily used by our customers. The software also facilitates the rapid communication, tracking and quality checking of that data to and from authorized parties. The automated process enables our customer to view and manipulate accurate data received electronically from the end-user or OEM and simultaneously receive other project information and instructions. This allows our customer, the supply chain manufacturer, to prepare a more accurate cost and timeline proposal for the manufacture of the product during the request-for-quote phase of the manufacturing process. It also helps to avoid manufacturing errors that can result from the supply chain manufacturer's inability to view uncorrupted electronic data without using the same software application used by the end-user or OEM. This cycle time reduction function, therefore, helps to speed the end-product's time to market. Additionally, supply chain manufacturers which contract with end-users or OEMs that have not installed our supply chain management software benefit from the automatic background processing such as conversion, and translation upon its receipt of the electronic data in the end-user's or OEM's native computer-aided design, manufacturing or engineering software application. We have been developing and enhancing the software since we acquired it, and we launched our first commercially available version of our supply chain management software, SCS|Envoy, in late January 2002. While we have yet to close our first sale of our recently released SCS|Envoy product, we believe that it will develop into our core product offering over time.

     Our enterprise software products are installed behind a corporate firewall to help manage transactions and interactive business processes by speeding engineering data flows between design and manufacturing engineers and their suppliers. Key features of our enterprise products include:

     - engineering data quality tools that allow engineers, managers and key executives to quantitatively assess and improve the quality of their product model data;
     - communication of product design data inside a corporate Intranet and between the end-users and OEMs and the supply chain manufacturers; and
     - a full featured viewing solution enabling a user to view, mark-up, measure and convert file formats without requiring the native applications.

     Our products include software solutions for data interoperability, data quality management, visualization and collaboration, and process automation. We focus on providing applications to enhance business practices in the following areas:

     -  improve the accuracy of the design-to-manufacture process;
     - automate time consuming process such as translation, shipping and tracking of data;
     -  improve new product time to market;
     -  lower manufacturing costs; and
     -  enable the manufacturing of higher quality products.

     We maintain our corporate headquarters in Boulder, Colorado, from which all executive, marketing, finance and administrative functions, customer service and research and development functions are executed. We have one wholly owned subsidiary, PlanetCAD Limited (United Kingdom), which assists in sales and licensing of our products internationally.

PRODUCTS AND TECHNOLOGY

     GENERAL

     We provide software tools and applications that enhance the value of engineering data in the manufacturing design and procurement supply chain by enabling cycle time reduction. During the traditional manufacturing process, if the supply chain manufacturer receives a product's specifications and design electronically, important data may be lost if the supply chain manufacturer does not use the same software application used by the data originator. In that event, a sample manufactured product is provided to the end-user or OEM for approval or modification. If the sample does not meet the end-user's or OEM's specifications, it must be modified by the supply chain manufacturer and sent again for approval or modification. This process is often repeated several times and is costly. "Cycle time" is a term used to describe the cycle of trial-and-error iterations it takes for the supply chain manufacturer to produce an end product satisfactory to the end-user or OEM. Our cycle time reduction solutions enhance engineering processes and reduce product time-to-market by addressing product data quality, communication and downstream data interoperability. This includes, but is not limited to, computer-aided design, data translation and data movement and data tracking that enables communication of engineering data with varying formats and precision, and data quality assurance tools that improve design quality and reduce or even eliminate iterations from electronic design to the finished product meeting the electronic design standards.

     Our technology and products are based on JAVA, which is a cross-platform, highly-scalable and internet-enabled development software programming platform. Our JAVA-based technology and products enable efficient engineering information exchange and integration for professional manufacturing and design engineers worldwide. Engineers and managers can benefit from lower costs of production and accelerated introduction of products to market.

     Our enterprise software products include PrescientQA, IntraVision and our new SCS|Envoy supply chain solution software. In addition, we offer professional services that help implement a transparent integration of cycle time reduction solutions with existing manufacturing systems in corporate product design and production processes.

     PRESCIENTQA

     Our PrescientQA product line is an integrated suite of engineering quality tools that provides quality software solutions for manufacturers in the aerospace, automotive, electronics and other discrete manufacturing industries. These enterprise-based products detect, assess, correct and prevent product development problems caused by inaccurate, incomplete or inconsistent design modeling practices. The core components of the PrescientQA suite include:

     -  DriveQA(TM):          DriveQA is a management tool that acquires,
                              summarizes, analyzes, reports and depicts engineering quality metrics to determine the effectiveness of an engineering organization's design process. It provides the critical quality measurement data that a company can use to improve the product development process, and to institute training, standards reviews or other corrective measures to solve costly and time-consuming quality errors.

     -  DesignQA(R):          DesignQA detects, assesses, corrects and prevents
                              product development problems caused by inaccurate, incomplete or inconsistent design modeling practices.

     -  Geometry-QA(TM):      Geometry-QA reduces the number of iterations from
                              electronic design to the finished product meeting the electronic design standards required to bring new products to market by identifying and eliminating geometric problems that hinder data exchange with suppliers and internal customers and impact the manufacturability of the end product.

     -  Certify-QA(TM):       Certify-QA is a tool that analyzes computer-aided
                              design data within the product data management
                              (PDM) system to report substandard models and prevents poor models from being submitted to the system.

     -  Audit-QA(TM):         Audit-QA is the initial consultation service to
                              help companies identify quality problems affecting the organization and establish an economic return-on-investment and implementation plan for deploying quality tools in the engineering process.

     Our PrescientQA suite provides quality solutions that work in many different design environments and interacts with and obtains design information from leading engineering design systems. To help ensure that our PrescientQA software products contain the best quality programming code and to help ensure that we provide the best quality support for these design systems, we seek to maintain close and high-level relationships with each of these developers.

     INTRAVISION(R)

     Our IntraVision product provides users with a single tool to access various forms of product data (legacy information, plot files, documents and computer-aided design models) produced from a variety of different applications, enabling them to share, communicate and review data used in the creation, support and maintenance of manufactured products. IntraVision preserves the intelligence found in the native computer-aided design, manufacturing and engineering files. Supporting over 300 file formats, IntraVision provides users the ability to view, measure, mark-up and manipulate the accurate data of original designs and concurrent engineering processes without the native applications. IntraVision supports all major computer-aided design formats, including ACIS(R), SAT(R), AutoCAD, CATIA(R), IGES, Pro/ENGINEER(R) (Pro/E), STEP, STL, VDA-FS and VRML. IntraVision's robust direct format support preserves the intelligence of native computer-aided design, manufacturing and engineering files, enabling the user to work with accurate, original design data and concurrent engineering processes. In this way, IntraVision preserves high-quality data for down-stream systems, suppliers and business partners, without the errors that typically come with conversion to a proprietary format.

     SCS|ENVOY SOLUTION

     Our SCS|Envoy supply chain solution software provides users with a tool that automatically converts, translates, packages and communicates business information and engineering data from the end-user or OEM to their supply chain. This automatic processing, packaging and communication enables the supply chain manufacturer to view, quality check and manipulate accurate data received electronically from the end-user or OEM. Additionally, manufacturers with access to our supply chain solution can send, receive and collaborate with anyone in the supply chain instantly, with accurate real-time information, anywhere in the world. We first released our SCS|Envoy product in late January, and as of March 27, 2002, had not made any sales.

DEVELOPMENT CONSULTING SERVICES

     We also provide consulting services to our customers to help them understand, integrate and use our products in their current supply chain processes. We can customize our products to address their unique requirements and business needs. We believe that providing our customers with this high level of service will help retain and attract new business and differentiate us from our competitors.

CUSTOMERS

     Our existing customers are typically from the automotive, aerospace, electronics and other discrete manufacturing markets worldwide and they use our cycle time reduction solutions to access, exchange and share product data throughout their engineering and manufacturing processes to reduce their costs of innovation and product development. Many customers are Fortune 1000 manufacturers that manage the production process through a wide network of suppliers needing access to engineering data rapidly and without manual intervention. Our current customers, which are also targeted customers with respect to our recently released SCS|Envoy product, include Lockheed Martin, Black & Decker, Freightliner Trucks and Boeing Helicopter. While one customer accounted for 13% of our sales for 2000, we are not dependent on any one major customer and no customer accounted for more than 10% of our sales during 2001.

     With the introduction in late January 2002 of SCS|Envoy, our supply chain management software, we are targeting middle market supply chain manufacturers which service our existing customers and other OEMs and which have annual revenues of approximately $200 million to $800 million. By providing the supply chain manufacturers with accurate access to product design data, they may interface directly with an OEM's procurement, design and engineering divisions to access, exchange and share product data accurately and efficiently, reducing manufacturing iterations, improving the end-product's time to market and reducing overall manufacturing costs.

RESEARCH AND PRODUCT DEVELOPMENT

     We believe that our continued growth will depend in large part on our ability to maintain and enhance our current products, develop new products and maintain technological competitiveness. We have built a development group with specialized industry-specific development techniques in advanced mathematics and C++ programming.

During 2001 and 2000, our research and development expenses were $4.4 million and $6.3 million, respectively. Because of our working capital restraints, however, we expect our 2002 research and development expenditures to be significantly reduced.

     We augment our internal development capabilities through a network of development partners who have complementary programming expertise. Depending on the product involved, we may own, co-own or license the technology we market and distribute. For many products, we have exclusive rights to market and distribute the technology. We utilize development partners to reduce our research and development expenses and to obtain the expertise of skilled programmers who are not our employees.

SALES, MARKETING AND DISTRIBUTION

     We sell our software products through our direct and indirect worldwide sales organization. We maintain two offices for our direct sales force: one is located in Boulder, Colorado and the other is located in the United Kingdom. Application specialists provide support to prospective customers on product information and deployment options to compliment our direct sales force. Our pre-sales support is comprised of four employees.

     We primarily target our marketing efforts at senior executive and engineering management. In connection with SCS|Envoy, our supply chain management software product, we are primarily targeting our marketing efforts at senior executive management and engineering, procurement and manufacturing executives. Our marketing efforts are designed to generate new sales opportunities for our various products and create brand awareness. We engaged in numerous marketing activities in 2001, including online and offline advertising, direct e-mail campaigns, participation in trade shows and public relations. Because of our working capital restraints, however, we expect our 2002 marketing expenditures to be significantly reduced.

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

COMPETITION

     The markets for our products are highly competitive, subject to rapid change and characterized by constant demand for new product features and pressure to accelerate the release of new products and product enhancements and to reduce prices. We face competition on several fronts, including both larger mechanical engineering software and supply chain management software companies and smaller start-ups. Depending on the product, our competitors include INCAT Systems, Inc., Parametric Technology Corporation, TransCAT GmbH, International TechneGroup Incorporated, Proficiency, Inc. and Manugistics Inc. A number of other large companies compete with us indirectly because they provide similar products to our customers, or potential customers, bundled with the purchase of other products. Most of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than we do.

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

     While we are not aware that any of our products infringe upon the proprietary rights of any third parties, it is possible that third parties may claim infringement by us with respect to current or future products. We expect that we could increasingly be subject to such claims as the number of products and competitors in the supply chain management, enterprise solutions and product data software markets grow and the functionality of such products overlap with other industry segments.

EMPLOYEES

     As of December 31, 2001, we had 31 full-time employees, 19 of whom were engaged in product development, quality assurance and technical support, 7 of whom were engaged in sales and marketing and 5 of whom were engaged in administration. Our employees are not subject to any collective bargaining agreements, and we believe our relations with our employees are good.

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

     WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

     As of December 31, 2001 and 2000, we recorded an accumulated deficit of $30.1 million and $18.8 million, respectively. On a stand-alone basis, our PlanetCAD division experienced operating losses in each quarterly period since its inception. We expect to continue to incur net losses for the foreseeable future because our expected operating and marketing expenses will increase as we attempt to grow our business. With increased expenses, we will need to generate significant additional revenue to achieve profitability. As a result, we may never become profitable. Even if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

     WE ARE IMPLEMENTING A NEW AND UNPROVEN BUSINESS MODEL

     Our business model is new and unproven and may never be successful. The success of the business plan depends on a number of factors. These factors include:

     - competition from other supply chain management software developers, most of whom are significantly larger or have significantly greater financial and marketing resources than we do;
     - our ability to introduce and sell our products, specifically SCS|Envoy, to supply chain manufacturers of our existing customers;
     - our ability to differentiate our product offerings, specifically SCS|Envoy, from those of our competitors;
     - acceptance by customers of supply chain management functionality with engineering integration as a differentiator; and
     - our ability to implement new and additional services useful to the engineering software and supply chain manufacturing markets.

     We will need to develop new products and enhance existing products, services and software that stimulate and satisfy customer demand. If we fail to achieve these objectives, our business may not be viable. End-users and mid-market supply chain manufacturers may fail to adopt our supply chain management products and application services for a number of reasons, including:

     - lack of information technology budget to allocate for the purchase of our enterprise software solutions and services;
     -  lack of confidence in our long-term strength as a service provider;
     - lack of knowledge and understanding of the return on investment and benefits provided with supply chain management applications with integrated engineering data exchange;
     - the look and feel of supply chain management products, quality and other manufacturing industry-related applications and services; and
     - actual or perceived limitations in selection and availability of supply chain management products, quality and other manufacturing industry-related applications and services.

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

     WE ARE HIGHLY DEPENDENT ON THE SUCCESS OF OUR SUPPLY CHAIN MANAGEMENT SOFTWARE

     The market for SCS|Envoy, our supply chain management software, and our related services is at an early stage of development. Our success depends on a significant number of buying organizations and marketplaces implementing our products and services. The implementation of our products by these organizations is often perceived as complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our products and services will depend in large part on our ability to use our existing customers as reference accounts. Unless a critical mass of buying organizations, their suppliers and marketplaces adopt our supply chain management solutions, our products and services may not achieve widespread market acceptance and our business could be materially adversely affected. We began marketing SCS|Envoy in late January 2002 and, as of March 27, 2002, have not made any sales.

     WE HAVE A LIMITED OPERATING HISTORY

     Although our company has been operating since July 1986, our PlanetCAD division was not introduced until June 1999 and our first PlanetCAD application service was not launched until November 1999. In November of the following year, we sold our component software division, the division around which we were founded, to a wholly owned subsidiary of Dassault Systemes Corp. Since that time, with the acquisition in June 2001 of our supply chain management application services capabilities, we have changed the focus of our PlanetCAD operations from providing Web-based applications services to providing cycle time reduction services and solutions for the manufacturing supply chain. The limited history and continuing evolution of our PlanetCAD operations makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited resources attempting to use technology to change long-established businesses and consumer behavior. These risks and uncertainties are discussed throughout this section. If we fail to address these risks and uncertainties, we may be unable to grow our business, increase our revenue or become profitable.

     COMPETITION IN OUR INDUSTRY IS INTENSE

     The markets for our products and services are highly competitive, rapidly changing and subject to constant technological innovation. Participants in these markets face constant pressure to accelerate the release of new products, enhance existing products, introduce new product features and reduce prices. Most of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than we do.

Actions by competitors that could materially adversely affect our business, financial condition and results of operations include:

     -  a reduction in prices for their products or services;
     -  increased promotional and marketing expenses
     - accelerated introduction of, or the announcement of, new or enhanced products, services or features;
     - acquisitions of competitive software applications or technologies from third parties; or
     -  product or service giveaways or bundling.

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

     WE MAY FAIL TO MEET EXPECTATIONS BECAUSE OF THE IMPACT OF CHANGING GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment of 2001 proved more uncertain than in recent prior periods. The revenue growth and profitability of our business depends on the overall demand for supply chain management software and services, particularly in the markets in which we compete. Because our sales are primarily to corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenue and lower growth rates. Customers may defer or reconsider purchasing our products if they experience a downturn in their business or if there is a downturn in the general economy.

     OUR REVENUE MAY FLUCTUATE BECAUSE OF UNPREDICTABLE ECONOMIC CYCLES AND UNCERTAIN DEMAND FOR OUR SUPPLY CHAIN MANAGEMENT CAPABILITIES

     Demand for our supply chain management and other services is affected by the general level of economic activity in the markets in which we operate, both in the United States and abroad. Our customers and the markets in which we compete to provide our products and services are likely to experience periods of economic decline from time to time. Adverse economic conditions may decrease our customers' willingness to make capital expenditures or otherwise reduce their spending to purchase our products and services, which could result in diminished revenue and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our product offering mix or a less favorable contracting environment may cause our revenue and margins to decline.

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

     WE DEPEND ON SWIFT AND TIMELY INTRODUCTIONS OF NEW PRODUCTS

     We compete in an industry continuously faced with evolving standards and rapid technological developments. New products are introduced frequently and customer requirements change with technology developments. Our success will depend upon our ability to anticipate evolving standards, technological developments and customer requirements and accordingly to enhance our existing products. We have experienced delays in the development of certain new products and product versions. Additionally, we use third party development partners to facilitate the development of product enhancements and extensions. Delays in product development may adversely affect our business, financial condition and operating results. Negative reviews of new products or product versions could also materially adversely affect market acceptance.

     WE ARE DEPENDENT UPON KEY PERSONNEL AND THE ABILITY TO HIRE ADDITIONAL PERSONNEL

     Our executive officers and key employees are vital assets. We depend on the ability to attract, retain and motivate high quality personnel, especially management, skilled development personnel and sales personnel. Competition for skilled development personnel with specialized experience and training relevant to supply chain management software is intense. There are a limited number of experienced people in the United States with the skills and training we require. The loss of any of our key employees could materially adversely affect our business, financial condition or operating results. Our failure to recruit executive officers or key sales, management or development personnel would similarly harm our growth and competitiveness.

     WE MAY NOT BE ABLE TO EFFECTIVELY EXPAND OUR OPERATIONS

     Our future success will depend, in part, upon our ability to:

     -  introduce competitive products on a timely basis;
     -  continue to enhance our suite of products;
     -  respond to competitive developments;
     -  expand our sales and marketing efforts; and
     - attract, train, motivate and retain qualified management, software development and engineering personnel.

     Although we believe our systems and controls are adequate for our current level of operations, we may need to add personnel and expand and upgrade our systems and controls to meet these challenges. Failure to do so could have a material adverse effect upon our business, financial condition and results of operations.

     WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE RECENT ACQUISITIONS OR FUTURE STRATEGIC ACQUISITIONS

     In June 2001 we completed the acquisition of our supply chain management software solutions. In the future, we may find it necessary or desirable to acquire additional complementary businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, our business could be materially adversely affected.

     Completing any future acquisitions, and integrating our recent product acquisition could cause significant diversions of management time and resources. Managing acquired businesses entails numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management's attention and the potential loss of key employees or customers of acquired operations. We may not be able to effectively integrate any such acquisitions, and our failure to do so could result in lost revenue or materially reduce our operating results.

     Furthermore, if we consummate one or more significant future acquisitions in which the consideration consists of our stock or other securities, our equity could be significantly diluted. If we consummate any significant future acquisitions in which the consideration consists of cash, a substantial portion of our cash available for operations could be depleted. Financing for future acquisitions may not be available on favorable terms, or at all.

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

     We generally enter into confidentiality or license agreements with employees and consultants. Additionally, we seek to control access to and distribution of our proprietary software, documentation and other information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Monitoring and restricting unauthorized use of our proprietary information is difficult.

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

     OUR RESTATED CERTIFICATE OF INCORPORATION, AS AMENDED, BYLAWS AND ANTI-TAKEOVER PROTECTIONS COULD DELAY OR PREVENT AN ACQUISITION OR SALE OF PLANETCAD

     Certain provisions of our restated certificate of incorporation, as amended, and bylaws, as well as certain provisions of the General Corporation Law of the State of Delaware, may deter, discourage or make more difficult a change in control, even if such a change in control would benefit our stockholders. In particular:

     - our certificate of incorporation authorizes the board of directors to issue one or more classes of preferred stock having such designations, rights and preferences as they determine, which issuances may have a material adverse effect on the rights of holders of common stock;

     -  our stockholders have no right to take action by written consent;

     - only stockholders owning not less than two-thirds of the outstanding shares may call special meetings of stockholders;

     - our bylaws contain advance notice provisions for presentation of new business and nominations of directors at meetings of stockholders; and

     - our bylaws may be amended only by the board of directors or by the affirmative vote of sixty-six and two-thirds percent of the voting power of all of the then-outstanding shares of our voting stock.

     In addition, under the terms of our recently adopted stockholder rights plan, in general, if a person or group acquires more than 15% of the outstanding shares of our common stock, all of our other stockholders would have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of that acquiring person or group. The stockholder rights plan may inhibit a change in control and, therefore, could materially adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction.

     Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent or delay takeovers.

     These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. As a result, they may limit the price investors may be willing to pay for our stock in the future.

     OUR STOCK PRICE IS HIGHLY VOLATILE

     The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price may include:

     -  fluctuations in our sales or operating results;
     - announcements of technological innovations or new software standards by us or competitors;
     -  published reports of securities analysts;
     - developments in patent or other proprietary rights; o changes in our relationships with development partners; and
     - general market conditions, especially regarding the general performance of comparable technology stocks.

     Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

     IMPACT OF PCD INVESTMENTS, LLC'S ACTIONS ON OUR CUSTOMER AND EMPLOYEE RELATIONS

     Beginning in December 2001, PCD Investments, LLC, which has acquired approximately 15% of our outstanding common stock since October 2001 and is our largest stockholder, has made various proposals to purchase our outstanding shares of common stock, including a potential hostile tender offer. PCD Investments subsequently announced that it did not plan to commence the tender offer, but that it intended to nominate at the 2002 annual meeting six individuals to serve as members of our board of directors. The uncertainty arising from PCD Investments' actions and threatened actions has disrupted our operations, diverted management's attention and affected our relationships with our customers and employees. The continuing uncertainty may have a material adverse effect on our business, financial results and customer and employee relations, and may adversely affect the market for our common stock.

     WE FACE DIFFICULTIES DOING BUSINESS IN INTERNATIONAL MARKETS

     Our ability to sell our products and services in international markets will depend in part on risks inherent in doing business on an international level. Factors that may affect our international expansion efforts include:

     - our inability to obtain or resolve uncertainties concerning territorial rights to software;
     - copyright laws that are not uniform, or uniformly enforced, in all countries;
     -  export restrictions;
     -  export controls relating to encryption technology;
     -  longer payment cycles;
     -  problems in collecting accounts receivable;
     -  political and economic instability; and
     -  potentially adverse tax consequences.

     We have no control over many of these factors and the occurrence of any of them could harm our international business efforts.

ITEM 2.      DESCRIPTION OF PROPERTY

     Our principal executive office is located at 2520 55th Street, Suite 200, Boulder, Colorado 80301, where we lease approximately 15,600 square feet of office space. Monthly base lease payments for this facility are approximately $33,100 and the lease for this facility expires September 1, 2007. Management believes that our leased property is suitable and adequate for its intended use and that the property is adequately covered by insurance.

ITEM 3.      LEGAL PROCEEDINGS

     From time to time we have been involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, we are not a party to, nor are any of our properties subject to, any legal proceedings other than routine litigation incidental to our business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange under the symbol "PCD". The following table indicates the high and low sales prices per share, rounded to the nearest whole cent, reported by the American Stock Exchange, for the periods indicated.

                                        2001                         2000
                                -------------------          --------------------
                                 HIGH          LOW            HIGH          LOW
                                ------        ------         ------        ------
     First Quarter              $ 1.38        $ 0.30         $12.00        $ 3.88
     Second Quarter             $ 0.75        $ 0.40         $ 8.00        $ 3.13
     Third Quarter              $ 0.55        $ 0.15         $ 4.44        $ 1.75
     Fourth Quarter             $ 0.24        $ 0.10         $ 3.25        $ 0.50

     As of March 14, 2002, there were approximately 119 holders of record of our common stock.

     We have never declared or paid dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected financial data. The selected financial data has been derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors. The component software division, sold in November 2000, has been presented as a discontinued operation in the table below, and in the accompanying consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and related notes included in Item 7 of this Annual Report on Form 10-KSB.

     STATEMENT OF OPERATIONS DATA:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  2001                  2000
                                                              -----------------------------------
                                                              (in thousands except per share data)
         Revenue:
              License fees................................      $    522              $   1,513
              Services....................................         1,279                    587
                                                                --------              ---------
                   Total revenue..........................         1,801                  2,100

         Cost of sales:
              License fees and royalties..................           512                    818
              Services....................................           959                    220
                                                                --------              ---------
                   Total cost of sales....................         1,471                  1,038

         Gross profit.....................................           330                  1,062

         Operating expenses:
              Sales and marketing.........................         3,121                  3,102
              Research and development....................         4,403                  6,291
              General and administrative..................         4,226                  2,697
              Restructuring costs.........................         1,023                     --
              Acquired in-process research and development            --                    332
                                                                --------              ---------
                        Total operating expenses..........        12,773                 12,422

         Interest income (expense), net...................            72                    (46)
                                                                --------              ---------
         Net loss from continuing operations..............       (12,371)               (11,406)

         Discontinued operations:
             Loss from discontinued operations, net of income
                 tax of $0 and $28, respectively..........            --                 (4,818)
             Gain on sale of discontinued operations, net of
                 income tax expense of $0 and $70, respectively    1,021                 17,379
                                                                --------              ---------
         Net earnings (loss) .............................      $(11,350)             $   1,155
                                                                ========              =========
         Earnings (loss) per common share:
              Basic and diluted earnings (loss) per
                           common share:
                Continuing operations.....................      $  (0.99)             $   (1.00)
                Discontinued operations...................          0.08                   1.10
                            Net earnings (loss) ..........      $  (0.91)             $    0.10

         Basic and diluted weighted average number of common
           shares outstanding.............................        12,416                 11,439

     BALANCE SHEET DATA:

                                                                       December 31, 2001
                                                                       -----------------
                                                                        (in thousands)
         Cash and cash equivalents........................                  $      5,411
         Working capital .................................                         4,354
         Total assets ....................................                         7,932
         Long-term debt and capital lease obligations.....                            --
         Total stockholders' equity ......................                         6,057

OVERVIEW

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors Affecting Our Business, Operating Results, Financial Condition and Common Stock" in Part 1 of this Annual Report on Form 10-KSB.

     Historically, our core business has been to provide three-dimensional modeling software to the computer aided design, manufacturing and architecture industries. In 1999, we supplemented our core business when we launched our PlanetCAD division operations, which has evolved since its initial launch and now provides interoperability and cycle time reduction solutions and services for the manufacturing supply chain. Key milestones for our transition to focusing exclusively on our PlanetCAD operations include:

     - ACQUISITION OF PRESCIENT TECHNOLOGY, INC. In July 2000, we acquired certain assets and liabilities of Prescient Technologies, Inc. and with it major manufacturing customers in the automotive, aerospace, electronics and other discrete manufacturing markets worldwide. Prescient's product line, PrescientQA(TM), is an integrated suite of engineering quality tools that allow users, managers and key executives to quantitatively assess and improve the quality of their product models.

     - SALE OF COMPONENT SOFTWARE DIVISION. In November 2000, we sold our component software division to a subsidiary of Dassault Systemes Corp. and changed our name to "PlanetCAD Inc." The sale of our component software division enabled us to focus our efforts entirely on our PlanetCAD operations, which at the time was primarily an Internet-based services platform, with the goal of addressing problems that affect data quality and interoperability in manufacturing. In the first quarter of 2001, however, we made a strategic decision, for a period of time, to use our Internet-based services as marketing tools to create name recognition in our market niche and to promote our enterprise solutions software, rather than to generate revenue directly from our Internet-based services. Because we had recently sold our component software division, which had been our most widely recognized division, we emphasized increasing our presence in our targeted market. This strategy allowed us to concentrate on developing and selling our enterprise software solutions, which are software products that are installed within a corporate firewall to help manage transactions and interactive business processes by speeding engineering data flows between design and manufacturing engineers and their suppliers.

     - ACQUISITION OF SUPPLY CHAIN SOFTWARE. In June 2001, we acquired our supply chain management software from Capstone Ventures SBIC, L.P. and AI Research Corporation. The software integrates or interfaces with our existing software solutions to perform background processing and enhances our other products and services that we market and sell to our customers. It also enables us to bundle, market and sell our software products and services directly to supply chain manufacturers, which contract with end-users and original equipment manufacturers, or OEMs, for the outsourced manufacturing of products developed and designed by others, including our existing OEM customers. Including supply chain manufacturers among our targeted customers significantly increases the potential market for our suite of software solutions.

     - RELEASE OF SCS|ENVOY. On January 22, 2002, we launched our first commercially available version of our supply chain management software, SCS|Envoy, which is an enterprise interoperability solution that streamlines the handling, security and transmission of all manufacturing data so that it can be distributed rapidly throughout the supply chain. SCS|Envoy is specifically created to handle all enterprise data distribution processes, including engineering and product data, database information, financial and procurement information to multiple authorized recipients while reducing the "down time" of lengthy manual processes. We believe our solution addresses the remaining areas in manufacturing that cause manufacturing delays, reducing costs and decreasing time-to-market, and addresses the critical need to get the right data out to the right people in a format that can be used immediately. As of March 27, 2002, we have not made any sales of our SCS|Envoy product.

     We have two sources of revenue: license fees and service fees, the latter of which includes fees for our maintenance, training and consulting services. License fees consist of fees paid by customers to license our products for use in our customers' product development efforts. Revenue from license fees is recognized upon completion of a signed contract and shipment of product assuming all other criteria for revenue recognition are met. Revenue from service fees is recognized as follows: maintenance fee revenue, consisting of fees received by us for customer support and product upgrades, is generally based on annual contracts and is recognized ratably over the period of the contract; and training and consulting fee revenue is recognized upon completion of a training class or the performance of services, respectively.

     For the year ended December 31, 2001, we had a net loss of $11.4 million (or $0.91 per share) on total revenue of $1.8 million, as compared to net income of $1.2 million (or $0.10 per share) on total revenue of $2.1 million reported for 2000. The net loss for 2001 includes a $1 million gain on the sale of our component software division and the net income for 2000 includes a $4.8 million loss from discontinued operations and a $17.4 million gain on the sale of our component software division.

     As of December 31, 2001, we had net operating loss carryforwards totaling approximately $24.6 million, which may be used to reduce future income taxes. Utilization of these net operating loss carryforwards may be limited under certain circumstances. See Note 6 to our Consolidated Financial Statements included under Item 7 of this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statement of operations data expressed as a percentage of total revenue:

                                                                    Year ended
                                                                   December 31,
                                                             ----------------------
                                                              2001            2000
                                                             ------          ------
     Revenue:
          License fees..................................         29%             72%
          Services......................................         71              28
                                                             ------          ------
               Total revenue............................        100             100

     Cost of sales:
          License fees and royalties....................         28              39
          Services......................................         54              10
                                                             ------          ------
               Total cost of sales......................         82              49

     Gross profit..........................................      18              51

     Operating expenses:
          Sales and marketing...........................        173             148
          Research and development......................        244             300
          General and administrative....................        235             128
          Restructuring costs...........................         57              --
          Acquired in-process research and development..         --              16
                                                             ------          ------
               Total operating expenses.................        709             592

     Interest income (expense), net.....................          4              (2)
                                                             ------          ------

      Loss from continuing operations ..................       (687)           (543)
                                                             ------          ------

     Discontinued operation:
          Loss from discontinued operation, net of tax..         --            (229)
          Gain on sale of  discontinued  operation,  net of
          tax..........................................          57             828

                                                             ------          ------
     Net earnings (loss)................................       (630)%            55%
                                                             ======          ======

FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE.
Our revenue consists of software license revenue and service revenue. Software license revenue consists of sales of software licenses, which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position SOP 97-2, Software Revenue Recognition, as modified by SOP 98-9 ("SOP 97-2"). Under SOP 97-2, software license revenue is recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of a multiple element arrangement based on vendor specific objective evidence of fair value for each element. Service revenue is primarily derived from customer maintenance agreements generally entered into in connection with the initial license sale and subsequent renewals, and fees for implementation of, consulting on and training services for our software products. Maintenance revenue is recognized ratably over the term of the maintenance period and service revenue is recognized as the services are performed. Payments for maintenance fees are generally collected in advance of performance.

Total revenue decreased 14.2% to $1.8 million for 2001 as compared to $2.1 million for 2000. License fees decreased 65.5% to $552,000 for 2001, as compared to $1.5 million for 2000. The decrease in license fees was primarily due to fewer sales to new and existing customers resulting from the delayed release of updated product offerings relating to our Prescient product line. Service revenue increased 117.9% to $1.3 million for 2001, as compared to $587,000 for 2000, reflecting a full year of service revenue in 2001, compared to six months of revenue in 2000.

COST OF REVENUE.
Cost of license fees consists primarily of royalty fees associated with third-party software included with our software and the cost of reproduction and delivery of the software. Cost of license fees was $512,000 and $818,000 for the years December 31, 2001 and 2000, respectively, representing 98% and 54% of license revenue, respectively. The increase in cost of license revenue was primarily attributable to an increase in royalty fees associated with third party software. Certain agreements have minimum royalty fees, which can exceed the revenue related to product sales.

Cost of services consists primarily of costs associated with providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases, as well as costs associated with our implementation, consulting and training services. Cost of services was $959,000 and $220,000 for the years ended December 31, 2001 and 2000, respectively, representing 75% and 37% of services revenue, respectively. The increase in cost of services as a percentage of services revenue in dollar amount is attributable to the hiring and training of additional consultants, and increased product support, and reflects a full year of service costs in 2001, compared to six months of service costs in 2000.

OPERATING EXPENSES.
Total operating expenses increased 0.3% to $12.8 million for 2001 from $12.4 million for 2000. The increase in total operating expenses reflects a full year of expenses for the Prescient product line in 2001, compared to six months of expenses in 2000. The increase in operating expenses was also due to increased staffing to support the development of our supply chain management software. As a percent of total revenue, total operating expenses increased to 709% for 2001 as compared to 592% for 2000.

SALES AND MARKETING EXPENSES.
Sales and marketing expenses consist primarily of personnel costs, commissions, travel, office facilities, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expense was $3.1 million for both 2001 and 2000. Although sales and marketing expenses for 2001 reflect a full year of costs for the PQA product line, compared to six months of costs in 2000, total expenses remained flat due to savings from closing field offices, headcount reductions and lower commission expenses due to decreased revenue. Sales and marketing expense for 2001 increased as a percent of total revenue to 173% versus 148% for 2000. The increase in sales and marketing expenses as a percentage of total revenue is primarily a result of decreased revenue.

RESEARCH AND DEVELOPMENT EXPENSES.
Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. Research and development expense decreased 30% to $4.4 million for 2001 from $6.3 million for 2000. Decreased research and development expense resulted from staffing reductions relating to the termination of development of our 3DShare product line, as well as general headcount reductions and cost controls. Research and development expenses for 2001 also included an expense of approximately $700,000 for outside consulting services related to development of the PQA product line. As a percent of total revenue, research and development expense decreased to 244% for 2001 from 300% for 2000. The decrease in research and development expenses as a percentage of total revenue is also attributable to decreased headcount and general cost controls.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses increased 57% to $4.2 million for 2001 from $2.7 million for 2000. As a percent of total revenue, general and administrative expense increased to 235% for 2001 from 128% for 2000. The increase in general and administrative expenses in dollar amount and as a percentage of total revenue is primarily attributable to increased staffing, office space expenses, severance payments made in connection with our reduction in force, legal and accounting fees and other infrastructure expenses incurred in support of our PlanetCAD operations as a stand -alone corporation. General and administrative expenses for 2000 reflect only those costs associated with the PlanetCAD division of our company, which at the time also had a separate component software division.

IN-PROCESS RESEARCH AND DEVELOPMENT.
In-process research and development expense of $332,000 for 2000 relates to the acquisition of certain assets and liabilities of Prescient. There was no acquired in-process research and development expense for 2001.

DISCONTINUED OPERATIONS, COMPONENT SOFTWARE DIVISION.
Net loss from discontinued operations was $4.8 million for 2000. The net loss in 2000 was primarily due to decreased revenue due in part to increased resistance to up-front license fees by software developers in an increasingly competitive market, as well as from changes to the pricing model for our component software division products. Under a new pricing model, component licensees paid only recurring fixed and variable partner fees upon the release and shipment of a software application that incorporated our component software.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had $5.4 million in cash and cash equivalents. Cash and cash equivalents decreased $12.9 million for the year ended December 31, 2001, as compared to an increase of $17.0 million for the prior year. This decrease is primarily due to a net operating loss of $11.4 million, a $3.4 million decrease in accounts payable and accrued liabilities, partially offset by the $1.0 million gain on the disposal of our component software division. The increase in cash in 2000 was primarily due to the sale of the component software division, the sale of 555,556 shares of our common stock to Dassault, and the sale of shares of our common stock to investors in a February 2000 private equity transaction. The 555,556 shares were sold to Dassault for $2.0 million or approximately $3.60 per share. In the private equity transaction, we sold 1.9 million shares of our common stock for $6.84 million, or $3.60 per share, and warrants to purchase an aggregate of 1.2 million shares of our common stock for $60,000, or $0.05 per warrant. The warrants are exercisable for shares of our common stock at a price of $6.50 per share.

     Net cash used by operating activities was $13.4 million for the year ended December 31, 2001 as compared to $12.4 million for the year ended December 31, 2000. For the year ended December 31, 2001, net cash used by operations related primarily to our net loss of $11.4 million. For the year ended December 31, 2000, net cash used by operations related primarily to our net loss, which excludes the gain on the sale of the component software division.

     Net cash from investing activities for the year ended December 31, 2001 was $516,000, comprised of $505,000 used for software and equipment purchases, including $200,000 used for the Castalink technology acquisition, offset by the $1 million gain on the sale of the component software division. This gain resulted from the final settlement of the $1.0 million of funds escrowed by Dassault in November 2000. Net cash provided by investing activities totaling $16.1 million for the year ended December 31, 2000 which reflects $1.7 million used for equipment purchases, $500,000 used for purchased computer software and $100,000 paid for the Prescient assets, offset by net proceeds of $18.4 million received in the sale of the component software division to Dassault.

     Net cash provided by financing activities was $11,000 for the year ended December 31, 2001, related to proceeds from the exercise of common stock options. Net cash provided by financing activities was $13.1 million for the year ended December 31, 2000, primarily comprised of proceeds from the $6.9 million equity transaction in February 2000, proceeds from the $2.0 million equity investment of Dassault in November 2000 and $200,000 from the exercise of stock options. An additional $4.0 million was received from

Dassault in the form of notes payable that were advanced prior to the closing of the sale of the component software division and which were repaid as an offset against the purchase price for the division.

     Other than disclosed below, we have no other contractual cash obligations or other commercial commitments. As a result, certain line items in the following tabular disclosure regarding other contractual cash obligations, such as long-term debt, capital lease obligations, unconditional purchase obligations and commercial commitments, have been omitted.

                                                Payments Due by Period (in thousands)
                                        ----------------------------------------------------
                                                 Less than 1                        After 5
                                         Total      year       1-3 years  4-5 years  years
                                        ----------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS
Operating Lease Obligations             $ 2,324     $    459     $ 1,438    $   427    $ --
Other Long-Term Obligations                  --           --          --         --      --
                                        ----------------------------------------------------
Total Contractual Cash Obligations      $ 2,324     $    459     $ 1,438    $   427    $ --
                                        ====================================================

     We believe that our current cash will be sufficient to meet our current operating cash needs and that there will be no need to seek additional capital. Our long-term liquidity, however, is materially dependent upon our ability to achieve significant sales of our SCS|Envoy product line. If we fail to achieve such sales or if our plans or assumptions change or are inaccurate or if we make any acquisitions, we will need to seek additional capital through public or private debt or equity offerings. There can be no assurance we will be able to obtain any additional financing. If we raise funds through the issuance of equity securities, the holders of new equity securities may have rights, preferences or privileges senior to our common stock. If we obtain additional funds through a bank credit facility or through issuance of debt securities or preferred stock, this indebtedness or preferred stock would have rights senior to the rights of our common stock, and their terms could impose significant restrictions on our operations. If we are unable to obtain additional financing, our business, financial condition and operating results will be significantly impaired.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Under these new standards all business combinations initiated after June 30, 2001 must use the purchase method of accounting. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. SFAS 142 will be effective for the Company for the fiscal year beginning January 1, 2002. Management does not believe adoption of these statements will have any impact on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning fiscal year January 1, 2002. Management does not believe that this statement will have an impact on the Company's financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of under Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for the Company for the fiscal year beginning January 1, 2002. Management does not believe adoption of this statement will have an impact on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are impacted by the accounting policies used and the estimates and the assumptions made by management during their preparation. Critical account policies and estimates that most impact our consolidated financial statements are those that relate to our revenue recognition and intangibles. A summary of our significant accounting policies can be found in the Notes to our Consolidated Financial Statements. Presented below is a description of the accounting policies we deem critical to understanding our consolidated financial statements.

     Revenue Recognition: We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales. Our license arrangements do not provide for a right of return. Maintenance fees include training and consulting that is not rendered essential to the functionality of the software. We also offer different levels of maintenance and support arrangements, which provide the customer the right to receive error and bug fix releases and version releases of the product made available during the license term.

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exist; (2) delivery has occurred; (3) the fee is fixed and determinable; (4) collectibility is probable. We define each of these four criteria above as follows:

     - PERSUASIVE EVIDENCE OF AN ARRANGEMENT EXISTS. It is our customary practice to have a written contract, which is signed by both the customer and us, or, in situations where a contract is not required, a customer purchase order has been received.

     - DELIVERY HAS OCCURRED. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the earlier of notification by the customer of acceptance or delivery of the software key. If undeliverable products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

     - THE FEE IS FIXED OR DETERMINABLE. Our customers generally pay a per seat fee for our products. Fees are generally due within 30 days of product delivery. Fees payable to us pursuant to payment schedules that extend beyond our customary payment terms are deemed not fixed or determinable, and the revenue from such arrangements is recognized as payments become due.

     - COLLECTIBILITY IS PROBABLE. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process in which we evaluate the customers' financial positions and ultimately their ability to pay. If it is determined form the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized as cash payments are received.

     We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE to the price charged when the same element is sold separately. We have analyzed all the elements included in our multiple element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and support services and professional service of our license arrangements. We sell our professional service separately, and have established VSOE on this basis. VSOE for maintenance and support services is based on the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from license is recognized on delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over the respective term.

     Our professional services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are typically billed separately and independently from professional services, which are generally billed either on a time-and-materials or a milestone-achieved basis. We generally recognize revenue from professional services as the services are performed.

     Accounts receivable is recorded net of allowance for doubtful accounts, which totaled $203,000 as of December 31, 2001. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

     Intangibles: We review long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flow expected to be generated from the operation of that asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair market value of the assets. An asset's fair market value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Company did not recognize any impairment in 2001 or 2000. As discussed above in "Recent Accounting Pronouncements" we will adopt FAS No. 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangibles" as of January 1, 2002. As a result, goodwill and certain intangible assets will not be amortized, but instead, will be reviewed for impairment at least annually, in accordance with the provisions of this statement.

ITEM 7.      FINANCIAL STATEMENTS

                                 PLANETCAD INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
Independent Auditors' Report....................................................  22

Financial Statements:

     Consolidated Balance Sheet, as of December 31, 2001........................  23

     Consolidated Statements of Operations, for
        the years ended December 31, 2001 and 2000..............................  24

     Consolidated Statements of Stockholders' Equity,
          for the years ended December 31, 2001 and 2000........................  25

     Consolidated Statements of Cash Flows, for the
          years ended December 31, 2001 and 2000................................  26

     Notes to Consolidated Financial Statements.................................  27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
PlanetCAD Inc.:

     We have audited the accompanying consolidated balance sheets of PlanetCAD Inc. and its subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PlanetCAD Inc. and its subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ KPMG LLP

Boulder, Colorado
March 8, 2002

                          PLANETCAD INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                               December 31,
                                                                                   2001
                                                                              -------------
                                     ASSETS
     Current assets:
        Cash and cash equivalents......................................          $    5,411
        Accounts receivable, net of allowance of $203 in 2001..........                 664
        Prepaid expenses and other.....................................                 154
                                                                              -------------
            Total current assets.......................................               6,229
                                                                              -------------

     Equipment, net (note 3)...........................................                 866
     Purchased computer software, net (note 2).........................                 691
     Other assets......................................................                 146
                                                                              -------------
                Total assets...........................................          $    7,932
                                                                              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable...............................................          $      326
        Other accrued expenses.........................................                 964
        Deferred revenue...............................................                 585
                                                                              -------------
            Total current liabilities..................................               1,875
                                                                              -------------

     Stockholders' equity (note 5):
        Preferred Stock, $.01 par value; 2,500,000 shares authorized,
        none issued and outstanding....................................                  --
        Common stock, $.01 par value; 22,500,000 shares
        authorized; 12,427,696 shares issued and outstanding in 2001...                 124
        Additional paid-in capital.....................................              36,064
        Accumulated deficit............................................             (30,131)
                                                                              -------------
            Total stockholders' equity.................................               6,057
                                                                              -------------
            Total liabilities and stockholders' equity.................          $    7,932
                                                                              =============

        See accompanying notes to consolidated financial statements.

                          PLANETCAD INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              Year ended December 31,
                                                                              -----------------------
                                                                                 2001          2000
                                                                              ---------     ---------
Revenue:
   License fees........................................................       $     522     $   1,513
   Services............................................................           1,279           587
                                                                              ---------     ---------
         Total revenue.................................................           1,801         2,100
                                                                              ---------     ---------

Cost of sales:
   License fees and royalties..........................................             512           818
   Services............................................................             959           220
                                                                              ---------     ---------
         Total cost of sales...........................................           1,471         1,038
                                                                              ---------     ---------

Gross profit...........................................................             330         1,062
                                                                              ---------     ---------

Operating expenses:
   Sales and marketing.................................................           3,121         3,102
   Research and development............................................           4,403         6,291
   General and administrative..........................................           4,226         2,697
   Restructuring costs.................................................           1,023            --
   Acquired in-process research and development (note 2)...............              --           332
                                                                              ---------     ---------
         Total operating expenses......................................          12,773        12,422

  Interest income (expense), net.......................................              72           (46)
                                                                              ---------     ---------

      Loss from continuing operations..................................         (12,371)      (11,406)

Discontinued operations:
    Loss from discontinued operations, net of income tax
      expense of $0 and $28, respectively..............................              --        (4,818)
   Gain on sale of component software division, net of income tax expense
      of $0 and $70, respectively......................................           1,021        17,379
                                                                              ---------     ---------
Net earnings (loss)....................................................       $ (11,350)    $   1,155
                                                                              =========     =========
Earnings (loss) per common share:
     Basic and diluted earnings (loss) per common share:
          Continuing operations........................................       $   (0.99)    $   (1.00)
          Discontinued operation.......................................            0.08          1.10
                                                                              ---------     ---------
Net earnings (loss) ...................................................       $   (0.91)    $    0.10
                                                                              =========     =========

Basic and diluted weighted average number of common shares outstanding.          12,416        11,439
                                                                              =========     =========

        See accompanying notes to consolidated financial statements.

                          PLANETCAD INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                                                     Accumulated
                                                          Common Stock      Additional                  other            Total
                                                       ------------------     paid-     Accumulated  comprehensive    stockholders'
                                                         Shares    Amount   in-capital    deficit    income (loss)       equity
                                                       ----------  ------  -----------  -----------  -------------    ------------
Balances at January 1, 2000.........................    9,508,179  $   95  $    25,828  $   (19,936) $        (109)   $      5,878

Common stock issued under employee stock purchase
     plan...........................................       71,219      --          165           --             --             165
Exercise of common stock options for cash...........       67,284       1          203           --             --             204
Common stock and warrants issued in connection
     with Prescient acquisition ....................      300,000       3        1,054           --             --           1,057
Common stock options issued for services............           --      --            2           --             --               2
Common stock and warrant issued in connection with
     private placement, net.........................    2,455,556      25        8,736           --             --           8,761
Net earnings........................................           --      --           --        1,155             --           1,155
Foreign currency translation adjustment.............           --      --           --           --            (30)            (30)
Realized foreign currency loss on sale of subsidiary           --      --           --           --            139             139
                                                       ----------  ------ ------------- -----------  -------------    ------------
Balances at December 31, 2000.......................   12,402,238  $  124   $   35,988  $   (18,781) $          --    $     17,331

Common stock issued under employee stock purchase
     plan...........................................       25,458      --           11           --             --              11
Warrants issued in connection with CastaLink
     technology acquisition ........................           --      --           65           --             --              65
Net loss  ..........................................           --      --           --      (11,350)            --         (11,350)
                                                       ----------  ------ ------------- -----------  -------------    ------------
Balances at December 31, 2001.......................   12,427,696  $  124   $   36,064  $   (30,131) $          --    $      6,057
                                                       ==========  ====== ============= ===========  =============    ============

             See accompanying notes to consolidated financial statements.

                          PLANETCAD INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                                    2001         2000
                                                                  --------     --------
    Cash flows from operating activities:
       Net earnings (loss)....................................... $(11,350)    $  1,155
       Adjustments to reconcile net earnings (loss) to net cash
         used by operating activities:
         Gain on sale of component software division.............   (1,021)     (17,379)
         Realized loss on foreign currency translation...........       --         (139)
         Depreciation and amortization...........................    1,025        1,073
         Acquired in-process research and development............       --          332
         Stock options issued for services.......................       --            2
         Provision for, and write-off of, uncollectible
           accounts receivable...................................      591           --
         Changes in operating assets and liabilities
           excluding the effects of business combinations and
           sale of component software division:
           Accounts receivable...................................      458        2,555
           Prepaid expenses and other............................      372          (92)
           Accounts payable......................................   (2,148)       1,218
           Accrued expenses......................................   (1,301)         611
           Deferred revenue......................................      (52)      (1,727)
                                                                  --------     --------
             Net cash used by operating activities...............  (13,426)     (12,391)
                                                                  --------     --------

    Cash flows from investing activities:
       Additions to equipment....................................     (194)      (1,696)
       Additions to purchased computer software..................     (311)        (499)
       Proceeds from sale of component software division.........    1,021       18,433
       Cash paid in business combinations........................                  (100)
                                                                  --------     --------
             Net cash provided by investing activities...........      516       16,138
                                                                  --------     --------

    Cash flows from financing activities:
       Proceeds from issuance of notes payable...................       --        4,000
       Principal payments on debt................................       --           --
       Proceeds from issuance of common stock, net...............       11        9,130
                                                                  --------     --------
             Net cash provided by financing activities...........       11       13,130
                                                                  --------     --------

    Foreign currency translation adjustment affecting cash.......       --          109
                                                                  --------     --------

             Net increase (decrease) in cash and cash equivalents  (12,899)      16,986

    Cash and cash equivalents at beginning of year...............   18,310        1,324
                                                                  --------     --------
    Cash and cash equivalents at end of year..................... $  5,411     $ 18,310
                                                                  ========     ========

    Supplemental cash flow information:
       Cash paid for interest.................................... $     --     $     35
                                                                  ========     ========

    Supplemental disclosure of non-cash investing and
      financing activities:
         Common stock and warrants issued in business combination $     65     $  1,057
                                                                  ========     ========
         Extinguishment of notes payable in conjunction with
           the sale of component software division............... $     --     $  4,000
                                                                  ========     ========

             See accompanying notes to consolidated financial statements.

                          PLANETCAD INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     PlanetCAD Inc. ("PlanetCAD" or the "Company") was incorporated under the laws of the State of Delaware on July 7, 1986 to design, develop, and market three-dimensional modeling software. In November 2000, the Company's shareholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee ("Dassault") in a cash transaction for $25.0 million, subject to certain price adjustments, and amended
Article I of the Company's restated certificate of incorporation to change its name from Spatial Technology Inc. to PlanetCAD Inc. The Company consummated the sale to Dassault and effected the name change on November 14, 2000. The net assets and results of operations of the component software division have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     (b) EARNINGS (LOSS) PER SHARE

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 2001 and 2000, as all potential common stock instruments, consisting of common stock options and warrants, are anti-dilutive due to the net losses from continuing operations for each year.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          2001            2000
                                                        --------        --------
Numerator:
   Net loss from continuing operations................. $(12,371)       $(11,406)
                                                        ========        ========
   Net income from discontinued operations.............    1,021          12,561
                                                        ========        ========
     Net earnings (loss)...............................  (11,350)          1,155
                                                        ========        ========
Denominator:
   Historical common shares outstanding for basic and
      diluted loss per share at beginning of the year..   11,439           9,345
   Weighted average number of common equivalent shares
      issued during the year...........................      977           2,094
                                                        --------        --------
   Denominator for basic and diluted loss per share --
      weighted average shares..........................   12,416          11,439
                                                        ========        ========
   Basic and diluted earnings (loss) per share:
      Continuing operations............................  $ (0.99)          (1.00)
      Discontinued operations..........................     0.08            1.10
                                                        --------        --------
   Net earnings (loss).................................    (0.91)           0.10
                                                        ========        ========

     For all periods presented, 0 and 576,835 options and warrants for the years ended December 31, 2001 and 2000 respectively were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

     (c) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     (d) OTHER COMPREHENSIVE INCOME OR LOSS

     Assets and liabilities of the Company's international subsidiary were translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenue and expense accounts were translated using a weighted average exchange rate during the year. Net exchange gains and losses resulting from such translations are included as a separate component of stockholders' equity as other comprehensive income or loss. Gains and losses from foreign currency transactions, when applicable, are included in other income (expense). The unrealized loss was realized in conjunction with the sale of the component software division in 2000.

     (e) REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when evidence of an arrangement exists, delivery of the product has occurred, collectibility of the related receivable is assured and the vendor's fee is fixed or determinable. In addition, revenue is recognized for the multiple elements of software arrangements based upon vendor specific objective evidence of fair value for each element. Accordingly, revenue from products or services is recognized upon shipment of products or performance of services. In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 clarifies certain provisions of SOP No. 97-2. Effective January 1, 1999, the Company adopted the provision of SOP No. 98-9, and the impact on the Company's results of operations, financial position or cash flows was not material. License fee revenue is generally recognized upon completion of a signed contract and shipment of the software assuming all other criteria for revenue recognition are met. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Training and consulting revenue is recognized upon completion of the training or performance of services, respectively.

     (f) COST OF REVENUE

     Cost of revenue consists of operations, which include compensation for operations personnel, cost of third-party software and direct costs incurred when providing services. Operations employees are personnel charged in providing training, maintenance, support and consulting services.

     (g) EQUIPMENT AND PURCHASED COMPUTER SOFTWARE

     Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Purchased computer software represents software enhancements acquired from third parties, and is amortized over its estimated useful life of three to seven years, beginning when the software is incorporated into the Company's products.

     (h) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). The Company has provided pro forma disclosures of net earnings
(loss) and earnings (loss) per share as if the fair value based method of accounting for these plans, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")," had been applied.

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

     (j) RESEARCH AND DEVELOPMENT COSTS

     Costs to establish the technological feasibility of computer software products are expensed as incurred. Generally, products are ready for sale upon establishment of technological feasibility. Accordingly, no software development costs have been capitalized by the Company in 2001 and 2000. Research and development costs are expensed as incurred.

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

     (l) DISCONTINUED OPERATIONS

     The sale of the component software division resulted in a gain of $1.0 million, net of tax in 2000, and $17.4 million, net of tax in 2000. The results of operations of the component software division through the date of the sale are shown as income loss from discontinued operations in the consolidated statements of operations.

     Summary operating results of the discontinued operations were as follows:

                                                               Year ended
                                                              December 31,
                                                              ------------
                                                                  2000
                                                              ------------
Revenue  ............................................         $     10,078
Cost of revenue......................................                4,071
                                                              ------------
Gross profit.........................................                6,007

Operating expenses...................................               10,753
                                                              ------------
   Operating income (loss) from discontinued
                  operations.........................               (4,746)

Other income (expense), net .........................                  (44)
                                                              ------------
   Loss from discontinued operations
                  before income taxes................               (4,790)

Income tax expense...................................                  (28)
                                                              ------------
   Loss from discontinued
                  operations.........................         $     (4,818)
                                                              ============

     (m) ADVERTISING COSTS

     Advertising costs are charged to expense when incurred and amounted to $98,000 and $105,000 in 2001 and 2000 respectively.

(2)  ACQUISITIONS AND IN-PROCESS RESEARCH AND DEVELOPMENT

     In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. for total consideration of approximately $1.3 million, including $100,000 cash and 300,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method and, accordingly, results of operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including $298,000 of accounts receivable, $209,000 of furniture and equipment, $174,000 of other assets, and the assumption of $493,000 of liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 to in-process research and development projects. The software costs and other intangible assets will be amortized over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Prescient's results of operations as if the acquisition took place on January 1, 2000 (in thousands, except per share data).

                                                           Year ended
                                                           December 31,
                                                          -------------
                                                              2000
                                                          -------------
         Revenue                                            $     3,124
         Net loss                                           $    (1,092)
         Loss per share - basic and diluted                 $      (.02)

(3)  EQUIPMENT

         Equipment consists of the following (in thousands):

                                                              December 31,
                                                      ---------------------------
                                                         2001             2000
                                                      ----------       ----------
               Computer equipment                      $   1,407        $   1,272
               Furniture and office
                     equipment                                65              135
               Leasehold improvements                        207              216
                                                      ----------       ----------
                                                           1,679            1,623
               Less accumulated depreciation
                     and amortization                       (813)            (190)
                                                      ----------       ----------
                                                       $     866        $   1,433
                                                      ==========       ==========

(4)  NOTES PAYABLE

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

(5)  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     In June 1996, the board of directors of the Company authorized, at their discretion, the issuance of up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges of such series. As of December 31, 2001, no shares of preferred stock were outstanding. On March 11, 2002, in connection with the adoption of the stockholder rights plan described below, the Company designated 100,000 shares of preferred stock as Series A Junior Participating Preferred Stock, no shares of which are outstanding.

     STOCKHOLDER RIGHTS PLAN

     On March 8, 2002, the Company adopted a stockholder rights plan to protect the Company and its stockholders from unsolicited attempts or inequitable offers to acquire the Company's stock. The rights plan has no immediate dilutive effect and does not diminish the Company's ability to accept an offer to purchase the Company that is approved by the board of directors. The stockholder rights plan was implemented through a dividend of one preferred share purchase right on each outstanding share of the Company's common stock outstanding on March 21, 2002. Each right will entitle stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $5.00. The rights will become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th business day after: (a) a person or group announces that it has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or (b) a person or group announces the commencement of a tender offer the consummation of which would result in the beneficial ownership by the person or group of 15% or more of the Company's outstanding common stock. The buyer would not be entitled to exercise rights under the rights plan. The effect of the rights plan is to discourage acquisitions of more than 15% of the Company's common stock without negotiations with the Company's board of directors. The Company can redeem the rights for $.0001 per right at certain times as provided in the rights agreement. The rights expire on March 8, 2012.

     STOCK OPTIONS

     In November 2000, the stockholders of the Company approved the 2000 Stock Incentive Plan (the "2000 Plan"). Up to 2,000,000 shares of common stock may be issued pursuant to the 2000 Plan. Under the 2000 Plan, the Company may issue incentive stock options, which are granted with exercise prices equal to the fair value of the common stock on the date of grant. Vesting and option terms, which may not exceed ten (10) years from the date of grant, are determined by the board of directors at the time of grant. As of December 31, 2001, options to purchase 1,263,835 shares of common stock under the 2000 Plan were outstanding at a weighted average exercise price of $0.745.

     In July 1998, the board of directors of the Company approved the 1998 Non-officer Stock Option Plan (the "1998 Plan"). Up to 505,000 shares of common stock may be issued pursuant to the 1998 Plan. Under the 1998 Plan, the Company may issue nonqualified stock options, which are granted with exercise prices equal to the fair value of the common stock on the date of grant. Vesting and option terms, which may not exceed ten (10) years from the date of grant, are determined by the board of directors at the time of grant. As of December 31, 2001, options to purchase 262,250 shares of common stock under the 1998 Plan were outstanding at a weighted average exercise price of $3.034.

     In June 1996, the Board of directors of the Company approved the 1996 Equity Incentive Plan (the "1996 Plan"). Up to 1,350,000 shares of common stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may issue incentive stock options and nonqualified stock options. Incentive stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, vest over a four-year employment period, and are exercisable over a maximum ten-year employment period. The Company also grants nonqualified stock options under the 1996 Plan that vest over a four-year period or earlier upon the attainment of specific performance objectives, and are exercisable over a maximum ten-year period or upon attainment of such objectives. As of December 31, 2001, options to purchase 664,276 shares of common stock under the 1996 Plan were outstanding at a weighted average exercise price of $2.360.

     In June 1996, the Board of directors approved the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Up to 250,000 shares of common stock may be issued pursuant to the Directors' Plan. Stock options granted under the Directors' Plan are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, vest over a four-year period and are exercisable over a ten-year period from date of grant. As of December 31, 2001, options to purchase 220,270 shares of common stock under the Directors' Plan were outstanding at a weighted average exercise price of $3.192.

     In August 1996, the Company's Board of directors approved the termination, effective upon the Company's initial public offering, of the Amended and Restated 1987 Stock Option Plan (the "1987 Plan"). Under the 1987 Plan the Company issued incentive stock options and nonqualified stock options. Incentive stock options were granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, vest over a four-year employment period, and are exercisable over either a five-year or ten-year employment period. The Company also granted nonqualified stock options under the 1987 Plan that vest over a four-year period or upon the attainment of specific performance objectives, and are exercisable over a five-year period or upon attainment of such objectives. As a result of such termination, no additional options may be issued under the 1987 Plan. The options to purchase 16,601 shares of common stock at a weighted average exercise price of $4.880 outstanding as of December 31, 2001, will remain exercisable until they expire or terminate pursuant to their terms.

     A summary of the status of the Company's fixed option plans as of December 31, 2001 and 2000 and changes during the years then ended is presented below:

                                                     Year ended December 31,
                                     ------------------------------------------------------
                                                2001                         2000
                                     -------------------------    -------------------------
                                                     Weighted                     Weighted
                                                     Average                      Average
                                                     Exercise                     Exercise
                                       Shares         Prices        Shares         Prices
                                     -----------   -----------    -----------   -----------
Outstanding at beginning of year       2,385,698      $   2.76      1,773,925     $   3.20
Granted ........................       1,414,594          0.59      1,447,621         3.14
Exercised ......................              --            --        (57,909)        3.21
Forfeited ......................      (1,373,060)         2.43       (777,939)        4.56
                                     -----------                  -----------
Outstanding at end of year......       2,427,232          1.69      2,385,698         2.76
                                     ===========                  ===========

Weighted-average fair value of
   options granted during the year
   at exercise prices equal to fair
   value at grant date..........      $     1.69                   $     2.76
                                     ===========                  ===========

     The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                                 Options Outstanding                          Options Exercisable
                                ----------------------------------------------------   --------------------------------
                                                    Weighted-
                                    Number          Average                                Number
                                Outstanding at      Remaining                            Exercisable    Weighted-Average
                                December 31,       Contractual     Weighted-Average     at December         Exercise
     Range of Exercise Prices        2001             Life         Exercise Price        31, 2001            Price
     -------------------------  --------------    -------------    -----------------   --------------   --------------
     $0.17 - 1.00                      908,418             8.85          $      0.57          182,918        $    0.78
     $1.06 - 1.75                      667,416             7.65          $      1.37          361,041        $    1.57
     $1.88 - 9.50                      896,398             7.05          $      3.19          601,814        $    3.19
                                --------------                                         --------------
                                     2,427,232             7.87          $      1.74        1,145,773        $    2.30
                                ==============                                         ==============

     The fair value of options granted during 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000:

                                                     2001            2000
                                                  --------         --------
         Risk free interest rate................      4.55%            6.63%
         Expected life..........................   4 years          4 years
         Volatility.............................       173%             122%

     Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:

                                                 Year ended December 31,
                                              ---------------------------
                                                 2001              2000
                                              --------          ---------
         Net earnings (loss):
              As reported ..................  $(11,350)         $   1,155
              Adjusted pro forma............   (11,739)               128
         Basic and diluted earnings (loss)
         per share:
              As reported...................  $  (0.91)         $    0.10
              Adjusted pro forma............     (0.95)              0.01

     In July 2000, the Company entered into a consulting agreement with a former non-employee director. Under this agreement, the Company agreed to issue options to purchase shares of common stock in addition to the non-discretionary grant of options to purchase 15,000 shares of common stock that he received upon his election to our board of directors. Of the additional grant, 25,000 options were to vest in equal annual increments over four years, and the remaining 40,000 options were to vest on the fifth anniversary of the date of the option grant. The options expired, however, one year after service for the Company terminated.

     In August 2001, the Company issued options to a non-employee director. In addition to the non-discretionary grant of options to purchase 15,000 shares of common stock related to his election to the board of directors, the Company granted 75,000 options that will vest on the seventh anniversary of the date of the option grant.

     In November 2000 and in connection with the Dassault transaction, the Company provided early vesting of options held by employees of the component software division who were hired by Dassault if they continued to work for Dassault through November 14, 2001. The modification of the previously granted stock option awards resulted in a new measurement date but no additional compensation expense since the exercise price of the options exceeded the fair value of the Company's common stock on the modification date.

     In December 2000, the Company entered into separation agreements with three former employees. The terms of these agreements included an aggregate of $120,000 in severance payments as well as $250,000 in a bonus payment and $250,000 in exchange for a non-competition agreement. In addition, the Company issued 101,000 non-qualified, fully vested, stock options pursuant to these agreements, priced as of their separation dates, with contractual terms ranging from five to ten years. The fair value of the options was insignificant at the date of issuance.

EMPLOYEE STOCK PURCHASE PLAN

     In June 1996, the board of directors approved the Employee Stock Purchase Plan. Up to 300,000 shares of common stock may be issued pursuant to the plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair value of shares at the beginning or end of each purchase period. During 2001 and 2000 the Company issued 25,458 and 71,219 shares at average prices of $0.47 and $2.32, respectively.

WARRANTS

     A summary of outstanding common stock purchase warrants as of December 31, 2001 is as follows:

                                  Exercise          Expiration
              Shares                Price              Date
           -----------          -----------       -------------
               210,000 (a)          $  6.50               2002
                22,500 (a)             8.22               2003
               250,000 (b)            12.50               2004
               125,000 (c)             1.00               2004
             1,200,000 (a)             6.50               2005

     (a) These warrants were issued in connection with common stock transactions and are immediately exercisable.

     (b) These warrants were issued in connection with the Sven acquisition, and were valued using the Black-Scholes option pricing model with the following assumptions: no dividends, volatility of 68%, risk free interest rate of 6.60% and an expected life of two years.

     (c) These warrants were issued in connection with a software technology purchase, and were valued using the Black-Scholes option pricing model with the following assumptions: no dividends, volatility of 180%, risk free interest rate of 4.55% and a life of three years. These warrants are immediately exercisable.

(6)  TAXES

     Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes as follows (in thousands):

                                                              Year ended December 31,
                                                              2001            2000
                                                          ----------       ----------
Expected income tax expense (benefit)................     $   (3,964)      $   (3,992)
Non deductible expenses, net.........................             13               20
Change in deferred tax valuation allowance...........           4,329            4,458
Taxes on foreign sales...............................             --               --
State taxes, net of federal benefit..................           (368)            (409)
Research and development tax credit..................             --               --
Adjustment of previously provided taxes..............             --               --
Other, net...........................................            (10)             (77)
                                                          ----------       ----------
Actual income tax expense............................             --       $       --
                                                          ==========       ==========

     The tax effects of significant temporary differences that result in deferred tax assets and liabilities are as follows (in thousands):

                                                                     December 31,
                                                                     --------------
                                                                         2001
                                                                     -------------
Accounts receivable, primarily due to differences in accounting
for bad debts....................................................    $         80
Property and equipment, primarily due to differences in
   depreciation..................................................             337
Deferred revenue, due to differences in revenue recognition for
   financial statement and income tax purposes...................              --
Accrued expenses, primarily due to difference in the period of
   recognition for financial statement and income tax purposes...             134
Purchased software, primarily due to differences in carrying
   values for financial statement and income tax purposes........             (83)
Acquired in-process research and development, amortized for
   income tax purposes...........................................             256
Research and development  and other tax credit carryforwards.....           1,973
Net operating loss carryforwards.................................           9,943
                                                                     ------------
     Total deferred tax assets...................................          12,640
Less valuation allowance.........................................         (12,640)
                                                                     ------------
     Net deferred tax assets.....................................    $         --
                                                                     ============

     At December 31, 2001, the Company had net operating loss carryforwards for regular income tax purposes of approximately $24.6 million, which if not utilized expire in the years 2003 through 2021. The net operating loss carryforwards at December 31, 2001 are subject to limitation under Section 382 of the Internal Revenue Code. The Company has provided a valuation allowance for the entire deferred tax balance due to uncertainty of the realization of the asset.

     The Company also has research and experimentation credit carryforwards for income tax purposes available totaling approximately $1.6 million, which if not utilized expire in the years 2003 through 2021. These credit carryforwards may also be subject to limitation under Section 382 of the Internal Revenue Code.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

         2002..........................................................       $   459
         2003..........................................................           472
         2004..........................................................           489
         2005..........................................................           477
         Thereafter....................................................           427
                                                                              -------
               Total...................................................       $ 2,324
                                                                              =======

     Rent expense was approximately $1.1 million and $613,000 in 2001 and 2000, respectively.

     The Company executed a long-term development agreement with Three-Space Limited, a United Kingdom corporation (TSL), in 1989 (the "1989 Development Agreement") obligating the Company to pay approximately $30,000 per month for specified research and marketing activities. In connection with the Prescient acquisition, the Company terminated the 1989 Development Agreement and entered into a Software Consulting Agreement with substantially the same financial obligation to the Company. Approximately $200,000 in expenses were incurred under the 1989 Development Agreement and the software consulting agreement during 2000. In connection with the sale of the component software division, the Software Consulting Agreement was assigned to Dassault.

     The Company has entered into various licensing agreements, which require the Company to pay royalties on each sale of the licensed software products. Royalty expense under these agreements is included in cost of sales and totaled approximately $369,000 and $265,000 in 2001 and 2000, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

(8)  CONCENTRATIONS OF CREDIT RISK

     The Company is exposed to potential concentrations of credit risk from its accounts receivable with its various customers. The Company's accounts receivable are from both large multinational corporate customers and smaller companies in a variety of industries, with no concentration in a single industry. However, the Company is subject to credit risk due to economic events or circumstances in the various international and domestic markets in which the Company operates. To reduce this risk, the Company evaluates the creditworthiness of its customers prior to the shipment of software or performance of services. During 2000, the Company had one customer that accounted for 13% of its total revenue. The Company did not have any customer that accounted for 10% of its total revenue for the year ended December 31, 2001.

(9)  RELATED PARTY TRANSACTION

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

(10) RESTRUCTURING COSTS

     During the third quarter of 2001, the Company implemented a restructuring plan to reduce operating expenses and strengthen both its competitive and financial positions by eliminating certain employee positions and reducing office space and related overhead expenses. Overall expense reductions were necessary both to lower existing cost structure and to reallocate resources to pursue future operating strategies in response to declining revenue and other performance measures during 2001. Restructuring charges primarily consisted of $623,000 for severance and termination costs associated with the reduction in force of 21 employees and $400,000 for office closure costs. During 2001, $868,000 of restructuring costs were paid. The Company expects to pay the remaining $155,000 in office closure costs over the next four years. Each quarter, the Company expects to save $725,000 in salary and benefits expense, $75,000 in facility related expenses and $150,000 in consulting costs. Total operating costs decreased $1.1 million in the fourth quarter of 2001 when compared to total operating costs before restructuring costs in the third quarter of 2001.

(11) SUBSEQUENT EVENTS

     Beginning in December 2001, PCD Investments, LLC, which has acquired approximately 15% of our outstanding common stock since October 2001 and is our largest stockholder, has made various proposals to purchase our outstanding shares of common stock, including a potential hostile tender offer. PCD Investments subsequently announced that it did not plan to commence the tender offer, but that it intended to nominate at the 2002 annual meeting six individuals to serve as members of our board of directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Information About Directors - Nominees for Director," "Executive Compensation - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 10.     EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in our proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in our proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)     EXHIBITS

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
3(i).1*          Restated Certificate of Incorporation

3(i).2*          Certificate of Amendment to Restated Certificate of Incorporation

3(i).3**         Certificate of Designation, Preferences and Rights of Series A Junior Participating
                 Preferred Stock

3(ii)*           Bylaws of the Registrant, as amended

4.1              Reference is made to Exhibits 3(i).1, 3(i).2, 3(i).3 and 3(ii)

10.1***^         Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with related schedule

10.2***          Investment Agreement dated August 12, 1986

10.3***          Investors' Rights Agreement dated February 4, 1993

10.4***^         1996 Amended and Restated 1987 Stock Option Plan of the Registrant, including form of
                 Incentive Stock Option and Nonstatutory Stock Option thereunder

10.5***^         1996 Equity Incentive Plan of the Registrant, including form of Incentive Stock Option and
                 Nonstatutory Stock Option thereunder

10.6***^         1996 Non-Employee Directors' Stock Option Plan of the Registrant, including form of
                 Nonstatutory Stock Option thereunder

10.7***^         Employee Stock Purchase Plan of the Registrant and related offering document

10.8***          Lease Agreement between the Registrant and Flatirons Cottonwood, Inc. (formerly Cottonwood
                 Development Partners) dated June 29, 1990, as amended

10.9***          Warrant to Purchase 33,333 shares of Next Preferred Stock issued by the Registrant to New
                 York Life Insurance Company dated November 1, 1994

10.10***         Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to Nazem
                 & Company II, L.P. dated November 1, 1994

10.11***         Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to
                 Benefit Capital Management Corporation dated November 1, 1994

10.12***         Warrant to Purchase 12,500 shares of Next Preferred Stock issued by the Registrant to
                 Benefit Capital Management Corporation dated January 2, 1996

10.13+           Asset Purchase Agreement among the Registrant, Prescient Technologies, Inc. and Stone and
                 Webster dated June 28, 2000

10.14++^         2000 Stock Incentive Plan of the Registrant

10.15+++         Share Purchase Agreement between the Registrant and Dassault Systemes Corp. dated November
                 14, 2000

10.16****#       Cross License Agreement between the Registrant and Dassault Systemes S.A. dated November
                 14, 2000

10.17****#       Co-Branding Agreement between the Registrant and Dassault Systemes S.A. dated November 14,
                 2000

10.18****#       Server Software License Agreement between the Registrant and Dassault Systemes S.A. dated
                 November 14, 2000
10.19****#       Web Services Agreement between the Registrant and Dassault Systemes S.A. dated November 14,
                 2000

10.20****#       Joint Software License Agreement between the Registrant and Dassault Systemes S.A. dated
                 November 14, 2000

10.21****#       Master Software Reseller Agreement between the Registrant and Dassault Systemes S.A. dated
                 November 14, 2000

10.22****        IntraVISION License Agreement between the Registrant and Spatial Components, LLC dated
                 November 14, 2000

10.23****#       Catia V5 Galaxy Program Solution Provider Agreement between the Registrant and Dassault
                 Systemes S.A. dated November 14, 2000

10.24++          Purchase Agreement among the Registrant, Dassault Systemes Corp. and Spatial Components,
                 LLC dated July 4, 2000

10.25++          Amendment No. 1 to Purchase Agreement among the Registrant, Dassault Systemes Corp. and
                 Spatial Components, LLC dated September 2, 2000

10.26++++        Lease Agreement between Flatirons North, LLC and the Registrant dated June 9, 2000

10.27++++        Agreement of Lease between OTR and the Registrant dated July 28, 2000

10.28^           Change in Control Agreement between the Registrant and David Hushbeck dated November 2001.

10.29^           Change in Control Agreement between the Registrant and Joy Godesiabois dated November 2001.

10.30^#          Change in Control Agreement between the Registrant and Jim Bracking dated November 2001.

10.31^           Separation and Release Agreement between the Registrant and Jim Bracking effective as of
                 January 25, 2002.

10.32^           Separation and Release Agreement between the Registrant and Richard M. Sowar effective as of October 1, 2001.

10.33**          Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights
                 Agent, dated as of March 11, 2002.

21.1++++         List of Subsidiaries of the Registrant

23.1             Consent of KPMG LLP

----------
         * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-50426, filed on November 21, 2000.

        ** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on March 11, 2002

       *** Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-05416-D, filed on August 12, 1996.

      **** Incorporated by reference to the Registrant's Amended Current Report on Form 8-K/A dated November 16, 2001.

         + Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 18, 2000.

        ++ Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A dated October 17, 2000.

       +++ Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 21, 2000.

      ++++ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 2, 2001.

         #  Denotes terminated agreements.

         ^  Denotes management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K

     On November 16, 2001, we filed an amended current report on Form 8-K/A disclosing the full, unredacted text of certain agreements previously filed with redacted text in connection with a request for confidential treatment.

     On December 6, 2001, we filed a current report on Form 8-K regarding an unsolicited offer by PCD Investments, LLC to purchase all of our outstanding shares of common stock.

     On January 24, 2002, we filed a current report on Form 8-K regarding the resignation of our former President, Chief Executive Officer and Director, Jim Bracking, and the appointment of our new President and Chief Executive Officer, David Hushbeck.

     On March 11, 2002, we filed a current report on Form 8-K regarding the adoption of our stockholder rights plan.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2002                 PlanetCAD Inc.

                                      By:      /s/ David Hushbeck
                                             -----------------------------------
                                      Name:  David Hushbeck
                                      Title: Director, President and
                                               Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2002                  By:      /s/ David Hushbeck
                                             -----------------------------------
                                      Name:  David Hushbeck
                                      Title: Director, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

Date:  March 29, 2002                 By:      /s/ Joy Godesiabois
                                             -----------------------------------
                                      Name:  Joy Godesiabois
                                      Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Date:  March 29, 2002                 By:      /s/ Eugene J. Fischer
                                             -----------------------------------
                                      Name:  Eugene J. Fischer
                                      Title: Chairman of the Board of Directors

Date:  March 29, 2002                 By:      /s/ H. Robert Gill
                                             -----------------------------------
                                      Name:  H. Robert Gill
                                      Title: Director

Date:  March 29, 2002                 By:      /s/ Philip E. Barak
                                             -----------------------------------
                                      Name:  Philip E. Barak
                                      Title: Director

Date:  March 29, 2002                 By:      /s/ James A. Fanella
                                             -----------------------------------
                                      Name:  James A. Fanella
                                      Title: Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
3(i).1*          Restated Certificate of Incorporation

3(i).2*          Certificate of Amendment to Restated Certificate of Incorporation

3(i).3**         Certificate of Designation, Preferences and Rights of Series A Junior Participating
                 Preferred Stock

3(ii)*           Bylaws of the Registrant, as amended

4.1              Reference is made to Exhibits 3(i).1, 3(i).2, 3(i).3 and 3(ii)

10.1***^         Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with related schedule

10.2***          Investment Agreement dated August 12, 1986

10.3***          Investors' Rights Agreement dated February 4, 1993

10.4***^         1996 Amended and Restated 1987 Stock Option Plan of the Registrant, including form of
                 Incentive Stock Option and Nonstatutory Stock Option thereunder

10.5***^         1996 Equity Incentive Plan of the Registrant, including form of Incentive Stock Option and
                 Nonstatutory Stock Option thereunder

10.6***^         1996 Non-Employee Directors' Stock Option Plan of the Registrant, including form of
                 Nonstatutory Stock Option thereunder

10.7***^         Employee Stock Purchase Plan of the Registrant and related offering document

10.8***          Lease Agreement between the Registrant and Flatirons Cottonwood, Inc. (formerly Cottonwood
                 Development Partners) dated June 29, 1990, as amended

10.9***          Warrant to Purchase 33,333 shares of Next Preferred Stock issued by the Registrant to New
                 York Life Insurance Company dated November 1, 1994

10.10***         Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to Nazem
                 & Company II, L.P. dated November 1, 1994

10.11***         Warrant to Purchase 66,667 shares of Next Preferred Stock issued by the Registrant to
                 Benefit Capital Management Corporation dated November 1, 1994

10.12***         Warrant to Purchase 12,500 shares of Next Preferred Stock issued by the Registrant to
                 Benefit Capital Management Corporation dated January 2, 1996

10.13+           Asset Purchase Agreement among the Registrant, Prescient Technologies, Inc. and Stone and
                 Webster dated June 28, 2000

10.14++^         2000 Stock Incentive Plan of the Registrant

10.15+++         Share Purchase Agreement between the Registrant and Dassault Systemes Corp. dated November
                 14, 2000

10.16****#       Cross License Agreement between the Registrant and Dassault Systemes S.A. dated November
                 14, 2000

10.17****#       Co-Branding Agreement between the Registrant and Dassault Systemes S.A. dated November 14,
                 2000

10.18****#       Server Software License Agreement between the Registrant and Dassault Systemes S.A. dated
                 November 14, 2000

10.19****#       Web Services Agreement between the Registrant and Dassault Systemes S.A. dated November 14,
                 2000

10.20****#       Joint Software License Agreement between the Registrant and Dassault Systemes S.A. dated
                 November 14, 2000

10.21****#       Master Software Reseller Agreement between the Registrant and Dassault Systemes S.A. dated
                 November 14, 2000

10.22****        IntraVISION License Agreement between the Registrant and Spatial Components, LLC dated
                 November 14, 2000

10.23****#       Catia V5 Galaxy Program Solution Provider Agreement between the Registrant and Dassault
                 Systemes S.A. dated November 14, 2000

10.24++          Purchase Agreement among the Registrant, Dassault Systemes Corp. and Spatial Components,
                 LLC dated July 4, 2000

10.25++          Amendment No. 1 to Purchase Agreement among the Registrant, Dassault Systemes Corp. and
                 Spatial Components, LLC dated September 2, 2000

10.26++++        Lease Agreement between Flatirons North, LLC and the Registrant dated June 9, 2000

10.27++++        Agreement of Lease between OTR and the Registrant dated July 28, 2000

10.28^           Change in Control Agreement between the Registrant and David Hushbeck dated November 2001.

10.29^           Change in Control Agreement between the Registrant and Joy Godesiabois dated November 2001.

10.30^#          Change in Control Agreement between the Registrant and Jim Bracking dated November 2001.

10.31^           Separation and Release Agreement between the Registrant and Jim Bracking effective as of
                 January 25, 2002.

10.32^           Separation and Release Agreement between the Registrant and Richard M. Sowar effective as of October 1, 2001.

10.33**          Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights
                 Agent, dated as of March 11, 2002.

21.1++++         List of Subsidiaries of the Registrant

23.1             Consent of KPMG LLP

----------
         * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-50426, filed on November 21, 2000.

        ** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on March 11, 2002

       *** Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-05416-D, filed on August 12, 1996.

      **** Incorporated by reference to the Registrant's Amended Current Report on Form 8-K/A dated November 16, 2001.

         + Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 18, 2000.

        ++ Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A dated October 17, 2000.

       +++ Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 21, 2000.

      ++++ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 2, 2001.

         #  Denotes terminated agreements.

         ^  Denotes management contract or compensatory plan or arrangement.