Form 10KSB/A
period 2001-12-31
PLANETCAD INC
filed 2002-04-30
CIK 852437

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to              .
                               -------------     -------------

                        Commission File Number: 0-288-42

                                 PLANETCAD INC.
                                 --------------

                 (Name of Small Business Issuer in Its Charter)

                       DELAWARE                               84-1035353
                       --------                               ----------
           (State or Other Jurisdiction of                (I.R.S.  Employer
            Incorporation or Organization)                Identification No.)

    2520 55TH STREET, SUITE 200, BOULDER, COLORADO               80301
    ----------------------------------------------               -----
      (Address of Principal Executive Offices)                (Zip Code)

                                 (303) 209-9100
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
   Common Stock, $.01 Par Value                American Stock Exchange
  Series A Junior Participating                American Stock Exchange
 Preferred Stock Purchase Rights
--------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.__

     The issuer's revenue for its most recently completed fiscal year was $1,801,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price per share as reported on the American Stock Exchange on March 14, 2002 was $1,587,000.*

     The number of shares of common stock outstanding on March 31, 2002 was 12,443,545.

     Transitional Small Business Disclosure Format.  Yes / /  No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference into this Amendment to the Annual Report on Form 10-KSB.


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

EXPLANATORY NOTE

         This Form 10-KSB/A is being filed solely to include the information set forth in Part III of this Report, which was omitted from the original Form 10-KSB in accordance with applicable rules and regulations.

                                    PART III

Item 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The names of the members of the board of directors and certain information about them are set forth below. Each director was elected to serve until the next annual meeting of the stockholders and his successor is elected and duly qualified, or until his earlier resignation, death or removal.

NAME                              AGE       POSITION HELD WITH PLANETCAD
----                              ---       ----------------------------
David W. Hushbeck............     45        President, Chief Executive Officer and Director
Eugene J. Fischer (1)........     55        Chairman of the Board of Directors
Philip E. Barak (1) (2)......     50        Director
James A. Fanella.............     44        Director
H. Robert Gill (1) (2).......     65        Director

----------------------------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

          There are no family relationships among any of the directors, executive officers, or persons nominated or chosen by us to become our directors or executive officers.

          DAVID W. HUSHBECK has served as our President and Chief Executive Officer since January 2002 and as a director since February 2002. From May 2001 until December 2001, Mr. Hushbeck served as Vice President and General Manager of our supply chain solutions business unit. From June 2000 to April 2001, Mr. Hushbeck served as Chief Operating Officer of Castalink.com, a supply chain solution software provider originally responsible for creating the technology that we acquired in June 2001. Before joining Castalink, Mr. Hushbeck served in various positions at Hewlett Packard over a period of 11 years, including as Worldwide Supply Chain Manager for Hewlett Packard's Imaging and Printing Systems unit. Mr. Hushbeck holds a B.S. in Industrial Engineering from California State Polytechnic University.

          EUGENE J. FISCHER has served as a director since March 2000. Mr. Fischer co-founded Capstone Management LLC, a venture capital firm, in July 1996, and is an executive officer in Capstone's affiliated entities. His investment experience includes Internet, software, health care service and other technology-enabled service companies. Mr. Fischer began his venture capital career in October 1983 with Technology Funding and opened Pathfinder Ventures Inc.'s West Coast office in 1988. Prior to 1983 he was the head of Bank of America's Sunnyvale Corporate Banking Group, managing a $250 million loan portfolio with clients ranging from venture-backed start-ups to Apple Computer, as well as several venture capital funds. Mr. Fischer holds a B.S. from the University of Minnesota and an M.S. from the University of California, Davis.

          PHILIP E. BARAK has served as a director since October 1994. Mr. Barak joined Nazem & Company in July 1983 as Chief Financial Officer. Mr. Barak has served as a director of various public and privately held companies. Mr. Barak holds a B.S. in Accounting from Rider University and is a Certified Public Accountant.

          JAMES A. FANELLA has served as a director since October 2001. Mr. Fanella is currently Senior Vice

President, Enterprise Solutions at Yahoo!, a position he has held since August 2001. From September 2000 until July 2001, Mr. Fanella served as a group president and general manager of global services at CommerceOne. From November 1999 until September 2000, he served as a group president at AppNet, Inc., which was acquired by CommerceOne. Prior to his experience at AppNet, Mr. Fanella was a managing principal at the Unisys Corporation.

          H. ROBERT GILL has served as a director since December 1996. Mr. Gill is currently serving a second term as President of the Topaz Group, a provider of board consulting services, a position he has held since August 2001. Between May 1997 and July 2001, Mr. Gill was President, Chairman of the board of directors and Chief Executive Officer of MobileForce Technologies, Inc., a company which provides systems for managing vehicle fleets. Between April 1996 and May 1997, Mr. Gill served as President of the Topaz Group. Before joining the Topaz Group, Mr. Gill served as Senior Vice President and President, Enhanced Products Group of Frontier Corporation following its merger with ALC Communications Corporation in December 1995. From January 1989 until December 1995, Mr. Gill served as President and Chief Executive Officer of ConferTech International. Mr. Gill is currently a director of QualMark Corporation (Nasdaq
SmallCap: QMRK) and Universal Access Global Holdings, Inc. (Nasdaq: UAXS). Mr. Gill holds a B.E.E. from Indiana Institute of Technology, an M.S.E.E. from Purdue University and an M.B.A. from Pepperdine University.

         The executive officers of PlanetCAD are as follows:

NAME                                          AGE            POSITION HELD WITH PLANETCAD
----                                          ---            ----------------------------
David W. Hushbeck (1)                         45             President and Chief Executive Officer
Joy M. Godesiabois                            46             Chief Financial Officer, Vice President and Secretary
----------------------------

(1)   The biography of Mr. Hushbeck is set forth above.

          JOY M. GODESIABOIS has served as our Chief Financial Officer, Vice President and Secretary since May 2001. From November 1999 to April 2001, Ms. Godesiabois served as Chief Financial Officer of Vroom Technologies, Inc., a Denver, Colorado-based provider of sales and marketing effectiveness solutions for the telecommunications industry. In May 2001, subsequent to Ms. Godesiabois' departure, Vroom Technologies filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Colorado (In re: Vroom Technologies, Inc. Case No. 01-16685 ABC Chapter 7). From September 1997 to July 1999, Ms. Godesiabois served as Chief Financial Officer of Rodeer Systems, Inc., a provider of outsourced medical transcription services to hospitals and other healthcare providers. From March 1990 to August 1997, Ms. Godesiabois served in various financial related positions with Intergraph Corporation, a worldwide provider of technical solutions, systems integration, and services to various industries. Ms. Godesiabois holds a B.S. in Business Administration from Colorado State University and a Masters in Business Administration from Southern Methodist University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and holders of greater than ten percent of our common stock are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

         To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2001, all of our executive officers, directors and holders of greater than 10% of our common stock complied with the applicable filing requirements of Section 16(a), except that Mr. Chuck Bay, a former non-employee director, failed to file a Form 5.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, for the fiscal years indicated, certain compensation awarded or paid to, or earned by, the person who served as our Chief Executive Officer during the fiscal year 2001, our only other executive officer as of December 31, 2001, and one former executive officer who would have been disclosed had he been an executive officer at the end of the fiscal year 2001.


                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                       ANNUAL COMPENSATION(1)           SECURITIES
         NAME AND PRINCIPAL                            ----------------------           UNDERLYING           ALL OTHER
              POSITION                    YEAR       SALARY ($)       BONUS ($)       OPTIONS (#)(2)       COMPENSATION ($)
     ---------------------------          ----       ----------       ---------       --------------       ----------------
Jim Bracking (3)....................      2001         $225,000         $   476                --         $       300(10)
  President, Chief Executive Officer      2000            9,375(4)           --           400,000                  --
  and Secretary                           1999               --              --                --                  --

Joy M. Godesiabois (5)..............      2001          103,077(6)           --           125,000                  --
  Chief Financial Officer, Vice           2000               --              --                --                  --
  President and Secretary                 1999               --              --                --                  --

Richard M. Sowar (7)................      2001          161,538(8)           --            50,000             235,288(9)
  Vice President, Engineering and         2000          178,187          62,500                --                 535(10)
  Chief Technology Officer                1999          150,000          13,125                --                 240(10)

----------------------------
(1) Columns of this table related to compensation in connection with restricted stock and long-term incentive plans have been deliberately omitted because we have not made any grants with respect to such plans.

(2)  Options are stock options granted under our equity incentive plans.

(3) Mr. Bracking's employment as our President and Chief Executive Officer terminated effective January 2002.

(4)  Amount paid was based on an annual salary of $225,000.

(5) Ms. Godesiabois was appointed Chief Financial Officer, Vice President and Secretary in May 2001.

(6)  Amount paid was based on an annual salary of $160,000.

(7) Mr. Sowar's employment as our Vice President, Engineering and Chief Technology Officer terminated effective October 1, 2001.

(8) Amount paid was based on an annual salary of $200,000 and includes the value of accrued and unused vacation time.

(9) Includes a $200,000 severance payment and the amount of a loan payable to us that we forgave, both under the terms of a separation and release agreement entered into with Mr. Sowar in October 2001 and a $600 matching payment made by us to his account under our 401(k) plan.

(10) Represents matching payments made by us to the individual's account under our 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2001 to each of the executive officers named in the summary compensation table.

                                       NUMBER OF          PERCENT OF
                                         SHARES         TOTAL OPTIONS
                                       UNDERLYING         GRANTED TO
                                        OPTIONS          EMPLOYEES IN      EXERCISE PRICE         EXPIRATION
NAME                                    GRANTED           2001(%)(1)         ($/SHARE)(2)           DATE
--------                                -------       ------------------  -----------------      ------------
Jim Bracking                             --                   --                  --               --
Joy M. Godesiabois                       125,000 (3)          9.2%                0.61             May 2011
Richard M. Sowar                          50,000 (4)          3.7%                0.59             April 2011

----------------------------
(1)   Based on 1,357,511 options granted in fiscal year 2001.

(2) The exercise price per share of options granted was equal to the fair market value of the common stock on the date of grant.

(3) Under the terms of the original grant to Ms. Godesiabois, 31,250 of the shares underlying her option will become exercisable in May 2002. The remaining shares will vest and become exercisable at the rate of 1/48th of the total grant per month for the three years following May 2002. Ms. Godesiabois' change in control agreement contains additional terms related to the exercisability of her option. Her change in control agreement is described below under the heading "Employment Contracts and Termination of Employment Agreements."

(4) Under the terms of the original grant to Mr. Sowar, 12,500 of the shares underlying his option would have become exercisable in April 2002. The remaining shares would have vested and become exercisable in equal installments at the end of each calendar quarter for the three years following April 2002. Ms. Sowar's separation and release agreement contains additional terms related to the exercisability of his option. His separation and release agreement is summarized below under the heading "Employment Contracts and Termination of Employment Agreements."

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information with respect to (i) the exercise of stock options by the executive officers named in the summary compensation table above during the fiscal year ended December 31, 2001, (ii) the number of securities underlying unexercised options held by such named executive officers as of December 31, 2001, and (iii) the value of unexercised in-the-money options (that is, options for which the fair market value of the common stock at December 31, 2001 exceeded the exercise price) as of December 31, 2001.

                                                                        NUMBER OF SECURITIES UNDERLYING
                                                                            UNEXERCISED OPTIONS AT
                                 SHARES                                      FISCAL YEAR-END (1) (2)
                               ACQUIRED ON           VALUE             ----------------------------------
NAME                            EXERCISE            REALIZED           EXERCISABLE          UNEXERCISABLE
----                            --------            --------           -----------          -------------
Jim Bracking                        --                 --                 100,000            300,000
Joy M. Godesiabois                  --                 --                  --                125,000
Richard M. Sowar                    --                 --                 230,833             --

----------------------------
(1) None of the named executive officers held unexercised in-the-money options at fiscal year end, whether exercisable or unexercisable, based on the $0.18 price of our common stock as reported on the American Stock Exchange as of December 31, 2001, the last trading day of fiscal year 2001.

(2) For purposes of this table, valuation is based on vested options for each named executive officer. Certain options granted to such individuals include early exercise provisions, the value of which is not included in this table.

COMPENSATION OF DIRECTORS

         Each of our directors is entitled to be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at each meeting of the board. Additionally, each of our non-employee directors receives $1,000 compensation for each regular or special meeting of the board at which he is in attendance and $500 compensation for each committee meeting of the board at which he is in attendance. In months requiring multiple board meetings, directors have accepted a $1,000 monthly stipend covering all board meetings during a month in lieu of the $1,000 fee per meeting.

         Each of our non-employee directors also receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan. Only directors who are not otherwise our employees or affiliates are eligible to receive such options. Each non-employee director is automatically granted a non-discretionary option to purchase 15,000 shares of our common stock on the date such non-employee director is elected to the board. Additionally, on the date of each annual meeting of our stockholders subsequent to election, each non-employee director who has been a non-employee director continuously for the preceding year is automatically granted an option to purchase 7,500 shares of our common stock. Each other non-employee director is automatically granted an option to purchase a number of shares of our common stock equal to 7,500 multiplied by a fraction, the numerator of which is the number of days served as a non-employee director and the denominator of which is 365. The exercise price of options granted to non-employee directors is the fair market value of the common stock on the date of grant. Options granted pursuant to the plan vest in four equal annual installments beginning one year from the date of grant and are immediately exercisable, subject to repurchase by us prior to the vesting of such shares upon the optionee's cessation of service with us.

         We entered into arrangement with James A. Fanella, one of our non-employee directors, upon his election to the board of directors. Under the arrangement, we granted to Mr. Fanella an option to purchase 40,000 shares of our common stock in addition to the non-discretionary option grant to purchase 15,000 shares of our common stock. The additional option to purchase 40,000 shares of our common stock vests in full in October 2008. However, the vesting of the additional option may be accelerated based on the achievement of certain performance goals.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

         We entered into a separation and release agreement with Mr. Sowar that was made effective as of October 1, 2001. Under the terms of the agreement, we paid Mr. Sowar for all accrued and unused vacation through October 1, 2001 and a lump sum payment of $200,000. In addition, we agreed to pay the premium cost of continuing Mr. Sowar's medical, vision and dental benefits through September 30, 2002, or until Mr. Sowar becomes eligible for coverage under another plan. As part of the agreement, we amended the terms of Mr. Sowar's stock option grants to provide that all of Mr. Sowar's options would become fully exercisable on October 8, 2001 and remain exercisable until October 1, 2006. We also forgave the principal and interest on a loan payable to us in the amount of $34,688. The lump sum payment, continuation of insurance benefits, option provisions and forgiveness of the loan were all conditioned on Mr. Sowar not exercising has right to revoke the agreement. Mr. Sowar agreed to provide consulting services to us for a period of six months and not to compete with us during that time. Finally, we entered into with Mr. Sowar a mutual release and waiver of any current or future claims that one of us may have against the other.

         We entered into change in control agreements with Mr. Hushbeck and Ms. Godesiabois effective November 2001. The agreements expire by their terms in November 2002, unless our board of directors exercises its right to extend the terms for an additional year. The agreements provide that if Mr. Hushbeck and Ms. Godesiabois' employment is continued during the one-year period after a change in control or threatened change in control, their employment must be continued on terms that are at least as favorable as the terms of their employment prior to the change in control or threatened change in control. If their employment is not continued for the entire one-year period following a change in control or threatened change in control, Mr. Hushbeck and Ms. Godesiabois could become entitled to receive as severance payment all accrued and unused vacation time, continuation of their medical, vision and dental benefits for a period of six months, or until they become eligible for coverage under another plan, lump-sum payments equal to four months of their respective salary rate in effect at that time, accelerated vesting of their then outstanding options and an extension to 30 months of the period during which they can exercise certain of their options. Mr. Hushbeck and Ms. Godesiabois only become entitled to receive the severance if their employment is terminated without cause or if they resign for good reason. In exchange for the foregoing accommodations, Mr. Hushbeck and Ms. Godesiabois agreed not to compete with us or otherwise interfere with our business for a period of one year following the termination of their employment with us for any reason.

         We also entered into a change in control agreement with Mr. Bracking effective November 2001. Mr. Bracking's change in control agreement was superseded by a separation and release agreement that we entered into with Mr. Bracking when his employment with us terminated in January 2002. Mr. Bracking's change in control agreement provided that if Mr. Bracking's employment was continued during the one-year period after a change in control or threatened change in control, his employment would be continued on terms that were at least as favorable as the terms of his employment prior to the change in control or threatened change in control. His agreement further provided that if his employment was not continued for the entire one-year period following a change in control or threatened change in control, Mr. Bracking could become entitled to receive as severance payment all accrued and unused vacation time, continuation of his medical, vision and dental benefits for a period of twelve months, or until he became eligible for coverage under another plan, lump-sum payments equal to six months of his respective salary rate in effect at that time, accelerated vesting of his then outstanding options and an extension to 36 months of the period during which he could exercise certain of his options. Mr. Bracking only was entitled to receive the severance if his employment was terminated without cause or if he resigned for good reason. In exchange for the foregoing accommodations, Mr. Bracking agreed not to compete with us or otherwise interfere with our business for a period of one year following the termination of his employment with us for any reason.

         We entered into a separation and release agreement with Mr. Bracking that was made effective as of January 25, 2002. Under the terms of the agreement, we paid Mr. Bracking for all accrued and unused vacation through January 25, 2002 and severance payments totaling $65,625. We paid one-half of the total severance amount in a lump-sum payment and the other half in seven semimonthly installments. In addition, we agreed to pay the premium cost of continuing Mr. Bracking's medical, vision and dental benefits through July 31, 2002. As part of the agreement, we agreed that his option under his incentive option agreement dated December 14, 2000 would remain exercisable until January 25, 2003. Mr. Bracking agreed not to compete with us for a period of six months from the effective date of the agreement. Finally, we entered into with Mr. Bracking a mutual release and waiver of any current or future claims that one of us may have against the other.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2002 by (i) each director, (ii) each of the executive officers named in the summary compensation table, (iii) all of such named executive officers and directors as a group, and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

                                                                               BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS OF                                                   -----------------------------------------
BENEFICIAL OWNER                                                      NUMBER OF SHARES      PERCENT OF TOTAL(2)
-------------------                                                   ----------------      -------------------
PCD Investments, LLC (3)....................................              1,863,809                 14.98%
  1871 Folsom Street, Suite 106
  Boulder, CO 80302
Dassault Systemes Corp. (4).................................              1,004,831                 7.96%
  9 Quai Marcel Dassault
  BP 310
  2150 Suresnes Cedex, France
New York Life Insurance Company.............................                918,871                 7.38%
  51 Madison Avenue, Room 206
  New York, New York 10010
Eugene J. Fischer (5).......................................                902,017                 7.01%
  3000 Sand Hill Road
  Building 1, Suite 290
  Menlo Park, CA 94025



Capstone Ventures SBIC, L.P. (6)............................                874,482                 6.81%
  3000 Sand Hill Road
  Building 1, Suite 290
  Menlo Park, CA 94025
The Roser Partnership III, SBIC, L.P. (7)...................                673,914                 5.30%
  1105 Spruce Street
  Boulder, CO 80302
Richard M. Sowar (8)........................................                451,968                 3.57%
Jim Bracking (9)............................................                125,000                    *
Philip E. Barak (10)........................................                 66,059                    *
H. Robert Gill (11).........................................                 48,000                    *
Joy M. Godesiabois (12).....................................                 31,250                    *
James A. Fanella (13).......................................                 15,000                    *
David W. Hushbeck...........................................                      0                    *
All executive officers and directors as a group
(eight persons) (14)........................................              1,639,294                12.26%

----------------------------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options and warrants currently exercisable within 60 days of March 31, 2002, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Percentage of ownership is based on 12,443,545 shares of common stock outstanding as of March 31, 2002.

(3) PCD Investments, LLC, Eric A. Weissmann and Gary M. Jacobs have together filed a Schedule 13D pursuant to which they report sole or shared voting and investment power over an aggregate of 1,863,809 shares owned as of March 19, 2002.

(4) Includes 173,913 shares of common stock issuable upon exercise of outstanding warrants.

(5) Includes 27,535 shares subject to stock options that are exercisable within 60 days of March 31, 2002, 481,884 shares held of record by Capstone Ventures SBIC, L.P. and 392,598 shares of common stock issuable upon exercise of outstanding warrants held by Capstone. Mr. Fischer is the president of the general partner of Capstone. Mr. Fischer shares voting and dispositive power with respect to the shares held by Capstone with Barbara L. Santry.

(6) Includes 392,598 shares of common stock issuable upon exercise of outstanding warrants.

(7) Includes 260,870 shares of common stock issuable upon exercise of outstanding warrants.

(8) Includes 230,833 shares subject to stock options that are exercisable within 60 days of March 31, 2002 and 33,332 shares of common stock held in custodian accounts for the benefit of his children. Mr. Sowar disclaims beneficial ownership of the 33,332 shares of common stock held in custodian accounts for the benefit of his children.

(9) Includes 125,000 shares subject to stock options that are exercisable within 60 days of March 31, 2002.

(10) Includes 52,500 shares subject to stock options that are exercisable within 60 days of March 31, 2002.

(11) Includes 48,000 shares subject to stock options that are exercisable within 60 days of March 31, 2002.

(12) Includes 31,250 shares subject to stock options that are exercisable within 60 days of March 31, 2002.

(13) Includes 15,000 shares subject to stock options that are exercisable within 60 days of March 31, 2002.

(14) Includes an aggregate of 922,716 shares subject to warrants and stock options that are exercisable within 60 days of March 31, 2002.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a brief description of the transactions entered into during the last two years between us and the related parties identified below.

COMPENSATION OF OUR NEW PRESIDENT AND CEO

         Mr. Hushbeck was appointed as our President and Chief Executive Officer in January 2002 and has served as a director since February 2002. For the fiscal year 2002, we have agreed to pay Mr. Hushbeck a salary of $200,000. In February 2002, we granted Mr. Hushbeck an option to purchase 175,000 shares of our common stock at $0.19 per share. Subject to the terms of his change in control agreement described above, the option granted in 2002 will vest and become exercisable as to 25% of the underlying shares of common stock in February 2003. The remaining shares will vest and become exercisable in equal installments at the end of each calendar quarter for the three years following February 2003.

ISSUANCE OF WARRANTS TO 5% STOCKHOLDER AND DIRECTOR'S AFFILIATE

         Under the terms of an asset purchase agreement dated June 1, 2001, we purchased certain supply chain solution software and related assets from Capstone Ventures and AI Research Corporation. As consideration for the purchased assets, we paid Capstone Ventures and AI Research Corporation a total of $200,000 and issued them warrants to purchase up to 125,000 shares of our common stock for $1.00 per share. Of that consideration, we issued warrants to purchase 88,250 shares of common stock to Capstone Ventures and paid them $76,130. Capstone Ventures holds shares of our common stock equal to more than 5% of our total outstanding common stock, and Mr. Fischer, our chairman of the board, is the president of the general partner of Capstone Ventures. The warrants expire on June 1, 2004. Capstone Ventures and AI Research acquired the assets on March 12, 2001 when they foreclosed on secured promissory notes issued by Castalink that were in default. In total, Capstone Ventures invested more than $2,000,000 in Castalink through various debt and equity financings.

COMPONENT SOFTWARE DIVISION DISPOSITION

         On November 14, 2000, we sold our component software division to a subsidiary of Dassault Systemes Corp., which owns more than 5% of our common stock, for approximately $24.5 million. The sale was effected pursuant to a purchase agreement dated July 4, 2000, as amended September 2, 2000, among us, Spatial Components, LLC, and Dassault, pursuant to which we formed Spatial Components as a wholly owned subsidiary and capitalized it with all of the assets and certain of the liabilities of our component software division. At the closing of the sale, we transferred all of the membership interests in Spatial Components to Spatial Corp., a wholly owned subsidiary of Dassault and the assignee of Dassault under the purchase agreement. Upon the completion of the transfer, Dassault, through its wholly owned subsidiary Spatial Corp., became the sole owner of Spatial Components and, therefore, the component software division.

INTELLECTUAL PROPERTY AGREEMENTS ENTERED INTO WITH DASSAULT

         As part of the sale of our component software division, we obtained licenses from Dassault for the right to use certain Dassault software and other intellectual property, and, in exchange, we licensed to Dassault the right to use software that we did not sell to Dassault. In order to define our relationship with Dassault, we entered into the intellectual property agreements described below. Each of the following intellectual property agreements represents a direct relationship, or indirect relationship through a wholly owned subsidiary of Dassault, between the parties identified. Under the terms of a settlement agreement with Dassault dated on or about December 19, 2001, all of the following agreements, except the IntraVision license agreement, were terminated. The IntraVision agreement remains in effect under its original terms.

Cross-License Agreement

         Under the Cross-License Agreement, Dassault granted us a perpetual, non-exclusive license to use certain computer software programs sold to Dassault with the component software division, including ACIS and IVSDK. In consideration for Dassault's license, we agreed to pay Dassault a royalty equal to a specified percentage of our net revenue resulting from any products or services we sold that utilized or were based on the Dassault software. The royalty was subject to a minimum annual payment. We agreed to pay a separate royalty to Dassault in connection with the distribution of IVSDK and the ACIS Open Viewer Plug-Ins application software.

         We agreed to grant Dassault a perpetual, royalty-free, non-exclusive license to use and modify internally certain of our data translation and data exchange application software, including IGES and STEP Toolkits. Dassault also had the right to distribute the software in run-time or object code format as component products and/or stand-alone software products or in connection with providing application service provider and other enterprise services to Dassault's customers. Dassault agreed to develop CATIA/SAT translator software and grant us a perpetual, royalty-free, non-exclusive license to use and modify the translator software as an underlying application for our Internet services and to distribute run-time versions of the translator software in connection with our Internet services. Each party agreed to provide the other with maintenance in connection with the licensed software.

Co-Branding Agreement

         Under the Co-Branding Agreement, we agreed with Dassault to jointly market translation and healing application services, similar to those offered on our Web sites under the product name "3Dshare.com," via one or more Dassault Web sites. We granted Dassault a royalty-free, non-exclusive license to use our Web service infrastructure software for the purpose of providing the Co-Branded Service to its customers. We agreed to host the Co-Branded Service and made the Co-Branded Service accessible from any Dassault Web site that Dassault requested. In consideration of the infrastructure license and performance of our obligations under the Co-Branding Agreement, we were entitled to a percentage of the net revenues derived from the sale of the Co-Branded Service.

Server Software License Agreement

         Under the Server Software License Agreement, we granted Dassault a non-transferable, non-exclusive license to certain of our Web site infrastructure applications software. Dassault had the right to use and modify the Server Software internally to provide application services and related Internet services to its customers. In addition, Dassault had the right to distribute the Server Software in connection with those Dassault software products and services into which it had incorporated the Server Software. In consideration for the license of the Server Software, Dassault agreed to pay us a royalty equal to a specified percentage of the net revenue resulting from the sale of any products or services offered by Dassault incorporated or facilitated by the Server Software. Dassault also agreed to pay us an initial license fee for use of the Server Software, which offset a percentage of the royalty payments due from Dassault. In consideration for the license fee and royalty payments, we agreed to provide Dassault with maintenance and support services for the Server Software for four years.

Web Services Agreement

         Under the Web Services Agreement, Dassault granted us the right to market and distribute, via our 3Dshare.com and PlanetCAD.com Web sites, certain Web services using Dassault's application software. We agreed to assist Dassault in adapting these applications for Internet use by providing a fixed amount of technical support at no charge to Dassault and further support, if necessary, at a discount from our standard consulting rate. We also agreed to develop the Web pages and functions needed to market and distribute the agreed upon Dassault Web services at our own expense. We agreed to spend a minimum percentage of the revenue generated through the distribution of each Web service on advertising programs related to that service for 30 months after the implementation of each service and a minimum amount on advertising in the first year of each service. As consideration for marketing and distributing the Web services, we received a percentage of net revenues generated by sales of the Web services on our Web sites.

Joint Software License Agreement

         Under the Joint Software License Agreement, we granted Dassault a perpetual, royalty-free license to use, modify and distribute certain translator and healing software jointly developed by us and certain third parties and to use and distribute certain software licensed to us by certain third parties. The license was exclusive to Dassault for use of the jointly developed software as component products and non-exclusive for all other purposes. We agreed to provide Dassault with maintenance and support services for the Joint Software for five years from the date of the agreement at no cost to Dassault.

Master Software Reseller Agreement

         Under the Master Software Reseller Agreement, we granted Dassault a non-exclusive, non-transferable license to market, promote, reproduce for distribution, distribute and sublicense certain software products and to use a reasonable number of copies of those products for demonstration and training purposes only. We also agreed to provide Dassault with reasonable quantities of standard product marketing materials and product related training.

Intravision License Agreement

         Under the IntraVision License Agreement, Dassault granted us a worldwide, exclusive license to use, maintain, support, access and reproduce the IntraVision source code for the purposes of developing and offering to our customers end-user products. The license does not permit us to create software that is similar to or that competes with the IVSDK. In consideration of the exclusive IntraVision distribution and source code development licenses granted by Dassault, we agreed to pay to Dassault certain royalties relating to the net revenue recognized by us as a result of the licenses.

Issuance of Shares to Dassault

         On November 14, 2000, we issued 555,556 shares of common stock to Dassault for a purchase price of $2 million, or approximately $3.60 per share, pursuant to the terms of a share purchase agreement, dated as of November 14, 2000, by and between us and Dassault.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit
Number                              Description
------                              -----------

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

10.24++         Purchase Agreement among the Registrant, Dassault Systemes Corp.
                and Spatial Components, LLC dated July 4, 2000

10.25++ Amendment No. 1 to Purchase Agreement among the Registrant, Dassault Systemes Corp. and Spatial Components, LLC dated September 2, 2000

10.26++++       Lease Agreement between Flatirons North, LLC and the Registrant dated June 9, 2000

10.27++++       Agreement of Lease between OTR and the Registrant dated July 28,
                2000

10.28++++^      Separation and Release Agreement between the Registrant and R.
                Bruce Morgan dated December 28, 2000

10.29~ Asset Purchase Agreement among the Registrant, Capstone Ventures SBIC, L.P. and AI Research Corporation dated June 1, 2001

10.30~~^ Separation and Release Agreement between the Registrant and Richard M. Sowar effective as of October 1, 2001

10.31~~^        Change in Control Agreement between the Registrant and David W.
                Hushbeck dated November 2001

10.32~~^        Change in Control Agreement between the Registrant and Joy M.
                Godesiabois dated November 2001

10.33~~^#       Change in Control Agreement between the Registrant and Jim
                Bracking dated November 2001

10.34~~^ Separation and Release Agreement between the Registrant and Jim Bracking effective as of January 25, 2002

10.35** Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, dated as of March 11, 2002

21.1++++        List of Subsidiaries of the Registrant

23.1~~          Consent of KPMG LLP

  ------------------

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-50426, filed November 21, 2000.

** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on March 11, 2002.

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

+ Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 18, 2000.

++ Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A dated October 17, 2000.

+++ Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 21, 2000.

++++ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 2, 2001.

~ Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on August 14, 2001.

~~ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 1, 2002.

#               Denotes terminated agreement.

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

Date:      April 30, 2002                PlanetCAD Inc.


                                         By:            /s/ David Hushbeck
                                              ----------------------------------
                                         Name:    David Hushbeck
                                         Title:   Director, President and
                                                  Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      April 30, 2002                By:               /s/ David Hushbeck
                                              ----------------------------------
                                         Name:    David Hushbeck
                                         Title:   Director, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Director)


Date:      April 30, 2002                By:               /s/ Joy Godesiabois
                                              ----------------------------------
                                         Name:    Joy Godesiabois
                                         Title:   Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)


Date:      April 30, 2002                By:               /s/ Eugene J. Fischer
                                              ----------------------------------
                                         Name:    Eugene J. Fischer
                                         Title:   Chairman of the Board of
                                                  Directors


Date:      April 30, 2002                By:               /s/ H. Robert Gill
                                              ----------------------------------
                                         Name:    H. Robert Gill
                                         Title:   Director


Date:      April 30, 2002                By:               /s/ Philip E. Barak
                                              ----------------------------------
                                         Name:    Philip E. Barak
                                         Title:   Director


Date:      April 30, 2002                By:               /s/ James A. Fanella
                                              ----------------------------------
                                         Name:    James A. Fanella
                                         Title:   Director

                                  EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

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

10.24++         Purchase Agreement among the Registrant, Dassault Systemes Corp.
                and Spatial Components, LLC dated July 4, 2000

10.25++ Amendment No. 1 to Purchase Agreement among the Registrant, Dassault Systemes Corp. and Spatial Components, LLC dated September 2, 2000

10.26++++       Lease Agreement between Flatirons North, LLC and the Registrant dated June 9, 2000

10.27++++       Agreement of Lease between OTR and the Registrant dated July 28,
                2000

10.28++++^      Separation and Release Agreement between the Registrant and R.
                Bruce Morgan dated December 28, 2000

10.29~ Asset Purchase Agreement among the Registrant, Capstone Ventures SBIC, L.P. and AI Research Corporation dated June 1, 2001

10.30~~^ Separation and Release Agreement between the Registrant and Richard M. Sowar effective as of October 1, 2001

10.31~~^        Change in Control Agreement between the Registrant and David W.
                Hushbeck dated November 2001

10.32~~^        Change in Control Agreement between the Registrant and Joy M.
                Godesiabois dated November 2001

10.33~~^#       Change in Control Agreement between the Registrant and Jim
                Bracking dated November 2001

10.34~~^ Separation and Release Agreement between the Registrant and Jim Bracking effective as of January 25, 2002

10.35** Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, dated as of March 11, 2002

21.1++++        List of Subsidiaries of the Registrant

23.1~~          Consent of KPMG LLP

  ------------------

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-50426, filed November 21, 2000.

** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on March 11, 2002.

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

+ Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 18, 2000.

++ Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A dated October 17, 2000.

+++ Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 21, 2000.

++++ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 2, 2001.

~ Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on August 14, 2001.

~~ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 1, 2002.

#               Denotes terminated agreement.

^               Denotes management contract or compensatory plan or arrangement.