Form 10QSB
period 2002-03-31
PLANETCAD INC
filed 2002-05-15
CIK 852437

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

    / /  Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from            to

                         Commission file number 0-288-42
                                                --------

                                 PLANETCAD INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  84-1035353
-------------------------------------------------        ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

   2520 55TH STREET, SUITE 200, BOULDER, COLORADO              80301
-------------------------------------------------        ----------------------
      (address of principal executive offices)               (Zip Code)

                                 (303) 209-9100
-------------------------------------------------------------------------------
                 (Issuer's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 13, 2002, there were outstanding 12,443,545 shares of the Registrant's Common Stock (par value $0.01 per share).

     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                         PLANETCAD INC. AND SUBISIDIARY

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets, December 31, 2001
              and March 31, 2002..................................................................... 3

         Unaudited Condensed Consolidated Statements of Operations, three months ended March 31, 2002 and 2001.......................................................... 4

         Unaudited Condensed Consolidated Statements of Cash Flows, three months ended March 31, 2002 and 2001................................................... 5

         Notes to Unaudited Condensed Consolidated Financial Statements.............................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......10

PART II. OTHER INFORMATION...........................................................................14

Signatures...........................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          PLANETCAD INC. AND SUBSIDIARY

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                     ASSETS
                                                                                         March 31,          December 31,
                                                                                           2002                2001
                                                                                      ---------------       ------------
Current Assets:
     Cash and cash equivalents.............................................           $         4,259       $      5,411
     Accounts receivable, net of allowance of $254 and $203 in 2002 and
         2001, respectively................................................                       495                664
     Prepaid expenses and other............................................                       146                154
                                                                                      ---------------       ------------
         Total current assets..............................................                     4,900              6,229
Equipment, net.............................................................                       720                866
Purchased computer software and other intangibles, net.....................                       631                691
Other assets...............................................................                       144                146
                                                                                      ---------------       ------------
                                                                                      $         6,395       $      7,932
                                                                                      ===============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable......................................................           $           305       $        326
     Accrued expenses......................................................                       780                964
     Deferred revenue......................................................                       702                585
                                                                                      ---------------       ------------
         Total current liabilities.........................................                     1,787              1,875
                                                                                      ---------------       ------------

Stockholders' Equity:
    Common stock, $.01 par value; 22,500,000 shares authorized;
      12,443,545 and 12,427,626 shares issued and outstanding in
      2002 and 2001, respectively..........................................                       124                124
     Additional paid-in capital............................................                    36,067             36,064
     Accumulated deficit...................................................                   (31,583)           (30,131)
                                                                                      ---------------       ------------
        Total stockholders' equity.........................................                     4,608              6,057
                                                                                      ---------------       ------------
                                                                                      $         6,395       $      7,932
                                                                                      ===============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          PLANETCAD INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          2002             2001
                                                                       ----------       ----------
Revenue:
     License fees.................................................     $       40       $      123
     Services.....................................................            270              214
                                                                       ----------       ----------
         Total revenue ...........................................            310              337
                                                                       ----------       ----------

Cost of revenue:
     License fees.................................................             10              176
     Services.....................................................            142              273
                                                                       ----------       ----------
         Total cost of revenue....................................            152              449
                                                                       ----------       ----------

Gross profit (loss)...............................................            158             (112)
                                                                       ----------       ----------

Operating expenses:
     Sales and marketing..........................................            328              545
     Research and development.....................................            482            1,410
     General and administrative...................................            823            1,128
                                                                       ----------       ----------
         Total operating expenses.................................          1,633            3,083
                                                                       ----------       ----------

         Loss from operations.....................................         (1,475)          (3,195)
                                                                       ----------       ----------

Interest income...................................................             23              241
                                                                       ----------       ----------
         Loss from continuing operations..........................         (1,452)          (2,954)

Income from discontinued operations, net of tax...................              -              447
                                                                       ----------       ----------

         Net loss.................................................     $   (1,452)      $   (2,507)
                                                                       ==========       ==========

Earnings (loss) per common share, basic and diluted:
    Continuing operations.........................................     $    (0.12)      $    (0.24)
    Discontinued operations.......................................     $        -       $     0.04
                                                                       ----------       ----------
         Net loss per share                                            $    (0.12)      $    (0.20)
                                                                       ==========       ==========

    Weighted average shares outstanding, basic and diluted........         12,436           12,406

See accompanying notes to unaudited condensed consolidated financial statements.

                          PLANETCAD INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2002             2001
                                                                                ----------       ----------
Cash flows from operating activities:
   Net loss................................................................     $   (1,452)      $   (2,507)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization.........................................            238              239
     Bad debt reserve......................................................             51               93
     Loss on disposal of equipment.........................................              6                -
     Changes in operating assets and liabilities, excluding effects of business combinations:
       Accounts receivable.................................................            118              386
       Prepaid expenses and other..........................................             10              341
       Accounts payable....................................................            (21)          (1,458)
       Accrued expenses....................................................           (184)          (1,309)
       Deferred revenue....................................................            117               60
                                                                                ----------       ----------
         Net cash used by operating activities.............................         (1,117)          (4,155)
                                                                                ----------       ----------

Cash flows from investing activities:
   Additions to equipment..................................................              -              (93)
   Additions to purchased computer software................................            (38)            (105)
                                                                                ----------       ----------
         Net cash used by investing activities.............................            (38)            (198)
                                                                                ----------       ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net.............................              3                6
                                                                                ----------       ----------
         Net cash provided by financing activities.........................              3                6
                                                                                ----------       ----------
         Net decrease in cash and cash equivalents.........................         (1,152)          (4,347)

Cash and cash equivalents at beginning of period...........................          5,411           18,310
                                                                                ----------       ----------
Cash and cash equivalents at end of period.................................     $    4,259       $   13,963
                                                                                ==========       ==========

   Cash paid for income taxes..............................................     $        -       $       70
                                                                                ==========       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                         PLANETCAD INC. AND SUBUSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

A.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     In November 2000, the Company's stockholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments. The Company consummated the sale to Dassault on November 14, 2000. The results of operations of the component software business have been reclassified as discontinued operations.

B.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential securities. For the three-month periods ended March 31, 2002 and 2001, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the three-month periods ended March 31, 2002 and 2001, the number of potential dilutive securities excluded from the computation of the diluted weighted average number of common shares outstanding was 482,172 and 230,239, respectively, consisting primarily of common stock options.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share items):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                              (IN THOUSANDS)

                                                            2002           2001
                                                          ---------     ---------
      Numerator:
        Loss from continuing operations.................  $  (1,452)    $  (2,954)
                                                          =========     =========

        Income from discontinued operations.............         --           447
                                                          =========     =========

            Net loss....................................  $  (1,452)    $  (2,507)
                                                          =========     =========

      Denominator:
      Historical common shares outstanding for
      basic and diluted loss per share at
      the beginning of the three month period...........     12,428        12,402

      Weighted average number of common
      equivalent shares issued during the three
      month period......................................          8             4
                                                          ---------     ---------

      Denominator for basic and diluted loss per share
      weighted average shares...........................     12,436        12,406

      Basic and diluted earnings (loss) per
      share:............................................
           Continuing operations........................  $   (0.12)    $   (0.24)
           Discontinued operations......................         --          0.04
                                                          ---------     ---------

      Net loss .........................................  $   (0.12)    $   (0.20)
                                                          =========     =========

                                 PLANETCAD INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

C.   ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Under these new standards all business combinations initiated after June 30, 2001 must use the purchase method of accounting. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The adoption of these pronouncements did not have any impact on the financial statements for the three-month period ended March 31, 2002.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The adoption of this pronouncement is not expected to have any impact on the financial statements.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of under Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The adoption of this pronouncement did not have any impact on the financial statements for the three-month period ended March 31, 2002.

D.   ACQUISITION

     In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. ("Prescient") for total consideration of approximately $1.3 million, including $100,000 cash and 300,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method and, accordingly, results of operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on

                                 PLANETCAD INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

their estimated fair values including $298,000 of accounts receivable, $209,000 in furniture and equipment, $174,000 in other assets, and the assumption of $493,000 in liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 of in-process research and development projects. The software costs and other intangible assets will be amortized over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

E.   DISCONTINUED OPERATIONS

     Historically, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division have been presented as discontinued operations in the Company's financial statements. The transaction resulted in a gain of approximately $17.4 million, net of tax. Included in this amount is management's estimate of the amount of expected future losses during the phase-out period.

     During the three-month period ended March 31, 2001, accruals for personnel-related expenses that had been recorded as part of the accounting for discontinued operations during the year ended December 31, 2000 were determined to be in excess of amounts required and were reversed, resulting in a gain on discontinued operations during the period. Summary unaudited operating results of the discontinued operation were as follows:

                                                           Three months Ended
                                                               March 31,
                                                           ------------------
                                                                 2001
                                                             -------------
Revenue.................................................     $           -

Cost of revenue.........................................                 -
                                                             -------------

Gross profit............................................                 -

Operating expenses......................................              (456)
                                                             -------------
         Operating income from discontinued
          operations....................................               456

Other income (expense)..................................                 -
                                                             -------------
         Income (loss) from discontinued operations
          before income taxes...........................               456
Income tax expense                                                      (9)
                                                             -------------
         Income (loss) from discontinued operations.....     $         447
                                                             =============

                                 PLANETCAD INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

F.   RESTRUCTURING COSTS

     During the third quarter of 2001, the Company implemented a restructuring plan to reduce operating expenses. At December 31, 2001, the Company had $155,000 in accrued restructuring expense. During the three month period ended March 31, 2002, the Company paid $8,000 for office closure costs related to the restructuring. The Company expects to pay the remaining $147,000 over the next four years.

G.   SUBSEQUENT EVENT

     On May 1, 2002, the Company announced the signing of a definitive merger agreement with Avatech Solutions, Inc. of Baltimore, Md. The Company will issue registered shares of its common stock in exchange for all the outstanding common stock of Avatech Solutions, Inc. Following the completion of the merger transaction, the Company's existing stockholders, who will not receive any additional shares of common stock in the merger, will own, in the aggregate, 25% of the Company's then outstanding shares of common stock, and Avatech Solutions, Inc.'s stockholders will own, in the aggregate, 75% of the Company's then outstanding shares of common stock. The Company intends to complete the merger transaction during the third quarter of 2002. This merger is subject to the approval of the stockholders of the Company and Avatech Solutions, Inc.

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

     In November 2000, the Company's shareholders approved plans to sell the assets of its component software business to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, which sale was consummated on November 14, 2000. In addition, certain cross licensing agreements for component and Internet technologies were executed as part of the transaction. As a result, the results of operations of the Company's component software segment have been reflected as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUE. Our revenue consists of software license revenue and service revenue. Software license revenue consists of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position SOP 97-2 ("SOP 97-2"), "Software Revenue Recognition," as modified by SOP 98-9. Under SOP 97-2, software license revenue is recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenue is primarily derived from customer maintenance agreements generally entered into in connection with the initial license sale and subsequent renewals and fees for implementation, consulting and training services. Maintenance revenue is recognized ratably over the term of the maintenance period and service revenue is recognized as the services are performed. Payments for maintenance fees are generally collected in advance of performance.

For the three-month period ended March 31, 2002, total revenue decreased 8% to $310,000 as compared to $337,000 for the comparable three-month period in 2001. License fees and royalties decreased 68% to $40,000 in the three-month period ended March 31, 2002, as compared to $123,000 reported for the comparable prior year period. Service revenue increased 26% to $270,000 for the three-month period ended March 31 2002, as compared to $214,000 reported for the comparable period in 2001. The decrease in license fees is primarily due to turnover in our sales organization and decreased demand from our existing customers. The increase in service revenue is a result of existing customers reinstating their maintenance contracts after the release of product upgrades during the second half of 2001.

COST OF REVENUE. Cost of license fees consists primarily of royalty fees associated with third-party software included with our software and the cost of reproduction and delivery of the software. For the three-month period ended March 31, 2002, cost of license fees decreased 94% to $10,000 from $176,000 reported in the comparable prior year period. The decrease in costs results from the termination of a royalty agreement with minimum royalty payments, as well as decreased royalties resulting from decreased sales of products containing third-party software.

Cost of services consists primarily of costs associated with providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases, as well as costs associated with the implementation, consulting and training services. For the three-month period ended March 31, 2002, cost of services decreased 48% to $142,000 from $273,000 reported in the comparable prior year period. The decrease in costs is due to decreased headcount and their related costs.

OPERATING EXPENSES. For the three-month period ended March 31, 2002, total operating expenses decreased 47% to $1.6 million from $3.1 million reported in the comparable prior year period. The decreased operating expenses were due to decreased staffing and their associated costs. As a percent of total revenue, total operating expenses decreased to 526% for the three months ended March 31, 2002, as compared to 915% for the comparable period in 2001.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel costs, commissions, travel, office facilities, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. For the three-month period ended March 31, 2002, sales and marketing expenses decreased 40% to $328,000 from $545,000 reported for the three-month period ended March 31, 2001. Decreased sales and marketing expense in 2002 as compared to 2001 is due to decreased headcount and the resulting decrease in personnel costs, as well as decreased spending on consultants and travel. For the three-month period ended March 31, 2002, sales and marketing expense decreased as a percent of total revenue to 106% versus 162% for the comparable prior year period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. For the three-month period ended March 31, 2002, research and development expense decreased 66% to $482,000 from $1.4 million reported in the comparable period in the prior year. Decreased research and development expense was due to decreased staffing and the resulting decrease in personnel costs, as well as decreased consulting expenses. As a percent of total revenue, research and development expense decreased to 156% for the three-month period ended March 31, 2002 from 419% for the comparable prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses decreased 27% to $823,000 for the three-month period ended March 31, 2002 from $1.1 million for the same period in 2001. The decrease in general and administrative expenses is due to decreased staffing and related personnel costs, decreased facilities costs resulting from the closure of field offices and reduced consulting and professional fees. As a percent of total revenue, general and administrative expenses decreased to 265% for the three-month period ended March 31, 2002, from 335% for the comparable prior year period.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced in the past and expects to continue to experience in the future significant fluctuations in quarterly operating results due to a number of factors that are difficult to forecast, including, among others, the volume of orders received within a quarter, demand for the Company's products, the product mix purchased by the Company's customers, competing capital budget considerations of the Company's customers, introduction and enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company and its competitors, changes or anticipated changes in pricing by the Company and its competitors and general economic conditions. Due to the foregoing factors, it is possible that the Company's operating results for some future quarters may fall below the expectations of securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had $4.3 million in cash and cash equivalents. Cash and cash equivalents decreased $1.2 million for the three months ended March 31, 2002. The decrease in cash is primarily due to the net loss of $1.5 million and payment of accounts payable and accrued expenses of $205,000. These amounts were offset by cash inflows from a net decrease in accounts receivable of $119,000 and non-cash expenses of depreciation and amortization of $238,000.

Other than disclosed below, we have no other contractual cash obligations or other commercial commitments. As a result, certain tabular disclosures regarding other contractual cash obligations such as long-term debt, capital lease obligations, unconditional purchase obligations and commercial commitments have been omitted.

                               Payments Due by Period
                                    (in thousands)
Contractual Cash Obligations                   Total     Less than 1   2-3 years   4-5 years   After 5
----------------------------                                year                                years
                                             ---------   -----------   ---------   ---------   -------
Operating Lease Obligations                  $   2,210   $       462   $   1,428   $     320   $    --
Other Long-Term Obligations                  $      --   $        --   $      --   $      --   $    --
                                             ---------   -----------   ---------   ---------   -------
   Total Contractual Cash Obligations        $   2,210   $       462   $   1,428   $     320   $    --
                                             =========   ===========   =========   =========   =======

CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and the assumptions made by management during their preparation. Critical account policies and estimates that most impact our unaudited consolidated financial statements are those that relate to our revenue recognition, intangibles, investments and equipment and leasehold improvements. A summary of our significant accounting policies can be found in the Company's 2001 annual report on Form 10-KSB. Presented below is a description of the accounting policies we deem critical to understanding our unaudited consolidated financial statements.

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

We recognize revenue in accordance with SOP 97-2, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exist; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. We define each of these four criteria above as follows:

   - Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and the company, or in situations where a contract is not required a customer purchase order has been received.

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

   - The fee is fixed and determinable. Our customers generally pay a per seat fee for our products. Fees are generally due within 30 days of product delivery. Fees payable to the company pursuant to payment schedules that extend beyond our customary payment terms are deemed not fixed or determinable, and the revenue from such arrangements is recognized as payments become due.

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

Accounts receivable is recorded net of allowance for doubtful accounts, totaling $254,000 and $203,000 as of March 31, 2002 and December 31, 2001, respectively. We regularly review the adequacy of our accounts receivable allowance, considering the size of the accounts receivable aging, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

INTANGIBLES: We review long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated from the operation of that asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An asset's fair value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As discussed above in "Recent Accounting Pronouncements" we adopted FAS No. 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangibles" as of January 1, 2002.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
        a)   Exhibits
                 None

        b) Reports on Form 8-K filed during the first quarter of 2002 and through filing of this Form 10-QSB:

                Form 8-K, dated January 25, 2002, providing notice of the resignation of Jimmy Bracking, the Company's CEO, and the appointment of David Hushbeck as the President and CEO of the Company.

                Form 8-K, dated March 11, 2002, providing notice of the adoption of a Shareholder Rights Plan by the Company's Board of Directors.

                Form 8-K, dated May 2, 2002, providing notice of the merger agreement between the Company and Avatech Solutions, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PLANETCAD INC.


Date: May 14, 2002                         By: /s/ David Hushbeck
                                               --------------------------
                                           Name:  David Hushbeck
                                           Title: President, Chief Executive
                                                  Officer and Director


Date: May 14, 2002                         By: /s/ Joy Godesiabois
                                               ------------------------------
                                           Name:  Joy Godesiabois
                                           Title: Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)