Form 10KSB/A
period 2001-12-31
PLANETCAD INC
filed 2002-07-17
CIK 852437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                 FORM 10-KSB/A



                                AMENDMENT NO. 2


/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER: 0-288-42
                           --------------------------

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

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock, $.01 Par Value                        American Stock Exchange
 Series A Junior Participating Preferred Stock               American Stock Exchange
                Purchase Rights

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

    Transitional Small Business Disclosure Format. Yes / / No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE


    No documents are incorporated by reference into this Annual Report on Form 10-KSB.


--------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PLANETCAD INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

Item    1  Description of Business.....................................      1
Item    2  Description of Property.....................................     13
Item    3  Legal Proceedings...........................................     13
Item    4  Submission of Matters to a Vote of Security Holders.........     13

                                     PART II

Item    5  Market for Common Equity and Related Stockholder Matters....     14
Item    6  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     14
Item    7  Financial Statements........................................     24
Item    8  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................

                                    PART III

Item    9  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act.......................................................     41
Item   10  Executive Compensation......................................     43
Item   11  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................     46
Item   12  Certain Relationships and Related Transactions..............     48
Item   13  Exhibits, List and Reports on Form 8-K......................     51

           Signatures..................................................     55


    PlanetCAD Inc. and the names of all other products and services of PlanetCAD used herein are trademarks or registered trademarks of PlanetCAD Inc. All other product and service names used are trademarks or registered trademarks of their respective owners.

    THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND
SECTION 27A OF THE SECURITIES ACT OF 1933) THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY OUR MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS, FINANCIAL CONDITION AND COMMON STOCK" ON PAGES 7 THROUGH 13. UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. HOWEVER, YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON
FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.


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

    In July 2000, we acquired certain assets and liabilities of Prescient Technologies, Inc. and with it major manufacturing customers in the automotive, aerospace, electronics and other discrete manufacturing markets worldwide. The Prescient product line, PrescientQA-TM-, is an integrated suite of engineering quality tools that allows users, managers and key executives to quantitatively assess and improve the quality of their product models.

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

    In June 2001, we acquired our supply chain management software from Capstone Ventures SBIC, L.P. and AI Research Corporation for an aggregate purchase price of $200,000 cash plus warrants to purchase up to 125,000 shares of our common stock for $1.00 per share. Our supply chain solution performs background processing and enhances our other products and services that we market and sell to our customers. It also enables us to bundle, market and sell our software products and services directly to suppliers and manufacturers, which contract with original equipment manufacturers, or OEMs, for the outsourced materials and manufacturing of products developed and designed by others, including our existing OEM customers. Including supply chain manufacturers among our targeted customers significantly increases the potential market for our suite of software solutions. The software's background processing function benefits our targeted customers by reducing the manual operation and manipulation of the CAD, CAM or CAE data during the product translation process from the end-user's or the OEM's native CAD, CAM or CAE software application into a format that can be easily and readily used by our customers. The software also facilitates the rapid communication, tracking and quality checking of that data to and from authorized parties. The automated process enables our customer to view and manipulate accurate data received electronically from the end-user or OEM and simultaneously receive other project information and instructions. This allows our customer, the supply chain manufacturer, to prepare a more accurate cost and timeline proposal for the manufacture of the product during the request-for-quote phase of the manufacturing process. It also helps to avoid manufacturing errors that can result from the supply chain manufacturer's inability to view uncorrupted electronic data without using the same software application used by the end-user or OEM. This cycle time reduction function, therefore, helps to speed the end-product's time to market. Additionally, supply chain manufacturers which contract with end-users or OEMs that have not installed our supply chain management software benefit from the automatic background processing such as conversion, and translation upon its receipt of the electronic data in the end-user's or OEM's native computer-aided design, manufacturing or engineering software application. We have been developing and enhancing the software since we acquired it, and we launched our first commercially available version of our supply chain management software, SCS--Envoy, in late January 2002. While we have yet to close our first sale of our recently released SCS--Envoy product, we believe that it will develop into our core product offering over time.

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

    Our enterprise software products include PrescientQA, IntraVision and our new SCS--Envoy supply chain solution software. In addition, we offer professional services that help implement a transparent integration of cycle time reduction solutions with existing manufacturing systems in corporate product design and production processes.

    PRESCIENTQA

    Our PrescientQA product line is an integrated suite of engineering quality tools that provides quality software solutions for manufacturers in the aerospace, automotive, electronics and other discrete manufacturing industries. These enterprise-based products detect, assess, correct and prevent product development problems caused by inaccurate, incomplete or inconsistent design modeling practices. The core components of the PrescientQA suite include:

-     DriveQA-TM-:                      DriveQA is a management tool that acquires, summarizes, analyzes, reports and depicts engineering quality metrics to determine the effectiveness of an engineering organization's design process. It provides the critical quality measurement data that a company can use to improve the product development process, and to institute training, standards reviews or other corrective measures to solve costly and time-consuming quality errors.

-     DesignQA-Registered Trademark-:   DesignQA detects, assesses, corrects and prevents product development problems caused by inaccurate, incomplete or inconsistent design modeling practices.

-     Geometry-QA-TM-:                  Geometry-QA reduces the number of iterations from electronic design to the finished product meeting the electronic design standards required to bring new products to market by identifying and eliminating geometric problems that hinder data exchange with suppliers and internal customers and impact the manufacturability of the end product.

-     Certify-QA-TM-:                   Certify-QA is a tool that analyzes computer-aided design data within the product data management (PDM) system to report substandard models and prevents poor models from being submitted to the system.

-     Audit-QA-TM-:                     Audit-QA is the initial consultation service to help companies identify quality problems affecting the organization and establish an economic return-on-investment and implementation plan for deploying quality tools in the engineering process.

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

    INTRAVISION-REGISTERED TRADEMARK-

    Our IntraVision product provides users with a single tool to access various forms of product data (legacy information, plot files, documents and computer-aided design models) produced from a variety of different applications, enabling them to share, communicate and review data used in the creation, support and maintenance of manufactured products. IntraVision preserves the intelligence found in the native computer-aided design, manufacturing and engineering files. Supporting over 300 file formats, IntraVision provides users the ability to view, measure, mark-up and manipulate the accurate data of original designs and concurrent engineering processes without the native applications. IntraVision supports all major computer-aided design formats, including ACIS-Registered Trademark-, SAT-Registered Trademark-, AutoCAD, CATIA-Registered Trademark-, IGES, Pro/ENGINEER-Registered Trademark- (Pro/E), STEP, STL, VDA-FS and VRML. IntraVision's robust direct format support preserves the intelligence of native computer-aided design, manufacturing and engineering files, enabling the user to work with accurate, original design data and concurrent engineering processes. In this way, IntraVision preserves high-quality data for down-stream systems, suppliers and business partners, without the errors that typically come with conversion to a proprietary format.

    SCS--ENVOY SOLUTION

    Our SCS--Envoy supply chain solution software provides users with a tool that automatically converts, translates, packages and communicates business information and engineering data from the end-user or OEM to their supply chain. This automatic processing, packaging and communication enables the supply chain manufacturer to view, quality check and manipulate accurate data received electronically from the end-user or OEM. Additionally, manufacturers with access to our supply chain solution can send, receive and collaborate with anyone in the supply chain instantly, with accurate real-time information, anywhere in the world. We first released our SCS--Envoy product in late January, and as of March 27, 2002, had not made any sales.

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

CUSTOMERS

    Our existing customers are typically from the automotive, aerospace, electronics and other discrete manufacturing markets worldwide and they use our cycle time reduction solutions to access, exchange and share product data throughout their engineering and manufacturing processes to reduce their costs of innovation and product development. Many customers are Fortune 1000 manufacturers that manage the production process through a wide network of suppliers needing access to engineering data rapidly and without manual intervention. Our current customers, which are also targeted customers with respect to our recently released SCS--Envoy product, include Lockheed Martin, Black & Decker, Freightliner Trucks and Boeing Helicopter. While one customer accounted for 13% of our sales for 2000, we are not dependent on any one major customer and no customer accounted for more than 10% of our sales during 2001.

    With the introduction in late January 2002 of SCS--Envoy, our supply chain management software, we are targeting middle market supply chain manufacturers which service our existing customers and other OEMs and which have annual revenues of approximately $200 million to $800 million. By providing the supply chain manufacturers with accurate access to product design data, they may interface directly with an OEM's procurement, design and engineering divisions to access, exchange and share product data accurately and efficiently, reducing manufacturing iterations, improving the end-product's time to market and reducing overall manufacturing costs.

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

    We primarily target our marketing efforts at senior executive and engineering management. In connection with SCS--Envoy, our supply chain management software product, we are primarily targeting our marketing efforts at senior executive management and engineering, procurement and manufacturing executives. Our marketing efforts are designed to generate new sales opportunities for our various products and create brand awareness. We engaged in numerous marketing activities in 2001, including online and offline advertising, direct e-mail campaigns, participation in trade shows and public relations. Because of our working capital restraints, however, we expect our 2002 marketing expenditures to be significantly reduced.

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

COMPETITION


    The markets for our products are highly competitive, subject to rapid change and characterized by constant demand for new product features and pressure to accelerate the release of new products and product enhancements and to reduce prices. The principal methods of competition in the markets in which we compete include: product functionality and quality; product-related services such as customer support and implementation services; price; compliance with industry standards and requirements; the ability of the solution to generate business benefits; rapid return on investment; and financial stability. We face competition on several fronts, including both larger mechanical engineering software and supply chain management software companies and smaller start-ups. Depending on the product, our competitors include INCAT Systems, Inc., Parametric Technology Corporation, TransCAT GmbH, International TechneGroup Incorporated, Proficiency, Inc. and Manugistics Inc. A number of other large companies compete with us indirectly because they provide similar products to our customers, or potential customers, bundled with the purchase of other products. Because most of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than we do, our competitive position is relatively disadvantaged.


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

    - our ability to introduce and sell our products, specifically SCS--Envoy, to supply chain manufacturers of our existing customers;

    - our ability to differentiate our product offerings, specifically SCS--Envoy, from those of our competitors;

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

    WE ARE HIGHLY DEPENDENT ON THE SUCCESS OF OUR SUPPLY CHAIN MANAGEMENT
SOFTWARE

    The market for SCS--Envoy, our supply chain management software, and our related services is at an early stage of development. Our success depends on a significant number of buying organizations and marketplaces implementing our products and services. The implementation of our products by these organizations is often perceived as complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our products and services will depend in large part on our ability to use our existing customers as reference accounts. Unless a critical mass of buying organizations, their suppliers and marketplaces adopt our supply chain management solutions, our products and services may not achieve widespread market acceptance and our business could be materially adversely affected. We began marketing SCS--Envoy in late January 2002 and, as of March 27, 2002, have not made any sales.

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

                                                                     2001                  2000
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
First Quarter...............................................   $1.38      $0.30      $12.00     $3.88
Second Quarter..............................................   $0.75      $0.40      $ 8.00     $3.13
Third Quarter...............................................   $0.55      $0.15      $ 4.44     $1.75
Fourth Quarter..............................................   $0.24      $0.10      $ 3.25     $0.50

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

STATEMENT OF OPERATIONS DATA:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Revenue:
    License fees............................................  $    522    $  1,513
    Services................................................     1,279         587
                                                              --------    --------
      Total revenue.........................................     1,801       2,100
Cost of sales:
    License fees and royalties..............................       512         818
    Services................................................       959         220
                                                              --------    --------
      Total cost of sales...................................     1,471       1,038
Gross profit................................................       330       1,062
Operating expenses:
    Sales and marketing.....................................     3,121       3,102
    Research and development................................     4,403       6,291
    General and administrative..............................     4,226       2,697
    Restructuring costs.....................................     1,023          --
    Acquired in-process research and development............        --         332
                                                              --------    --------
      Total operating expenses..............................    12,773      12,422
Interest income (expense), net..............................        72         (46)
                                                              --------    --------
Net loss from continuing operations.........................   (12,371)    (11,406)
Discontinued operations:
  Loss from discontinued operations, net of income tax of $0
    and $28, respectively...................................        --      (4,818)
  Gain on sale of discontinued operations, net of income tax
    expense of $0 and $70, respectively.....................     1,021      17,379
                                                              --------    --------
Net earnings (loss).........................................  $(11,350)   $  1,155
                                                              ========    ========
Earnings (loss) per common share:
    Basic and diluted earnings (loss) per common share:
      Continuing operations.................................  $  (0.99)   $  (1.00)
      Discontinued operations...............................      0.08        1.10
        Net earnings (loss).................................  $  (0.91)   $   0.10
Basic and diluted weighted average number of common shares
  outstanding...............................................    12,416      11,439

BALANCE SHEET DATA:

                                                              DECEMBER 31, 2001
                                                              ------------------
                                                                (IN THOUSANDS)
Cash and cash equivalents...................................        $5,411
Working capital.............................................         4,354
Total assets................................................         7,932
Long-term debt and capital lease obligations................            --
Total stockholders' equity..................................         6,057

OVERVIEW


    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors Affecting Our Business, Operating Results, Financial Condition and Common Stock" in Part I of this Annual Report on Form 10-KSB.


    Historically, our core business has been to provide three-dimensional modeling software to the computer aided design, manufacturing and architecture industries. In 1999, we supplemented our core business when we launched our PlanetCAD division operations, which has evolved since its initial launch and now provides interoperability and cycle time reduction solutions and services for the manufacturing supply chain. Key milestones for our transition to focusing exclusively on our PlanetCAD operations include:

    - ACQUISITION OF PRESCIENT TECHNOLOGY, INC. In July 2000, we acquired certain assets and liabilities of Prescient Technologies, Inc. and with it major manufacturing customers in the automotive, aerospace, electronics and other discrete manufacturing markets worldwide. Prescient's product line, PrescientQA-TM-, is an integrated suite of engineering quality tools that allow users, managers and key executives to quantitatively assess and improve the quality of their product models.

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

    - RELEASE OF SCS--ENVOY. On January 22, 2002, we launched our first commercially available version of our supply chain management software, SCS--Envoy, which is an enterprise interoperability solution that streamlines the handling, security and transmission of all manufacturing data so that it can be distributed rapidly throughout the supply chain.
      SCS--Envoy is specifically created to handle all enterprise data distribution processes, including engineering and product data, database information, financial and procurement information to multiple authorized recipients while reducing the "down time" of lengthy manual processes. We believe our solution addresses the remaining areas in manufacturing that cause manufacturing delays, reducing costs and decreasing time-to-market, and addresses the critical need to get the right data out to the right people in a format that can be used immediately. As of March 27, 2002, we have not made any sales of our SCS--Envoy product.

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

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain statement of operations data expressed as a percentage of total revenue:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Revenue:
    License fees............................................    29%     72%
    Services................................................    71      28
                                                              ----    ----
      Total revenue.........................................   100     100
Cost of sales:
    License fees and royalties..............................    28      39
    Services................................................    54      10
                                                              ----    ----
      Total cost of sales...................................    82      49
Gross profit................................................    18      51
Operating expenses:
    Sales and marketing.....................................   173     148
    Research and development................................   244     300
    General and administrative..............................   235     128
    Restructuring costs.....................................    57      --
    Acquired in-process research and development............    --      16
                                                              ----    ----
      Total operating expenses..............................   709     592
Interest income (expense), net..............................     4      (2)
                                                              ----    ----
Loss from continuing operations.............................  (687)   (543)
                                                              ----    ----
Discontinued operation:
  Loss from discontinued operation, net of tax..............    --    (229)
  Gain on sale of discontinued operation, net oftax.........    57     828
                                                              ----    ----
Net earnings (loss).........................................  (630)%    55%
                                                              ====    ====

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


    Total revenue decreased 14.2% to $1.8 million for 2001 as compared to $2.1 million for 2000. License fees decreased 65.5% to $552,000 for 2001, as compared to $1.5 million for 2000. The decrease in software license revenues in 2001 was partly the result of a decline in sales arising from the weakening macroeconomic environment and a decline in demand for our products and services, which was partly due to increased competition. All of the decline occured in the Prescient product line. Poor economic conditions caused a significant decrease in technology and capital spending and extended the decision cycles of many potential customers. We were particularly affected because we have historically derived a large percentage of our revenue from the aerospace and automotive industries, which appear to have been more significantly adversely impacted by the poor economic conditions. The terrorist attacks on September 11, 2001 further compounded the recession-like environment, causing customers to postpone or cancel projects and disrupting sales cycles. In addition, our release of updated products in June 2001 was the first release of an updated product offering in eighteen months. During this period, companies developing computer-aided-design software expanded their product lines to include software with some features similar to our Prescient products. This increased competition further contributed to the decline of our license revenue. Service revenue increased 117.9% to $1.3 million for 2001, as compared to $587,000 for 2000, reflecting a full year of service revenue in 2001, compared to six months of revenue in 2000.


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

RESEARCH AND DEVELOPMENT EXPENSES.


    Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. Research and development expense decreased 30% to $4.4 million for 2001 from $6.3 million for 2000. Decreased research and development expense resulted from staffing reductions relating to the termination of development of our 3DShare product line, as well as general headcount reductions and cost controls. Research and development expenses for both 2001 and 2000 also included approximately $700,000 for outside consulting services related to development of the PQA product line. As a percent of total revenue, research and development expense decreased to 244% for 2001 from 300% for 2000. The decrease in research and development expenses as a percentage of total revenue is also attributable to decreased headcount and general cost controls.


GENERAL AND ADMINISTRATIVE EXPENSES.


    General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses increased 57% to $4.2 million for 2001 from $2.7 million for 2000. As a percent of total revenue, general and administrative expense increased to 235% for 2001 from 128% for 2000. The increase in general and administrative expenses in dollar amount and as a percentage of total revenue is primarily attributable to increased staffing, $845,000 in office space expenses, severance payments made in connection with our reduction in force, legal and accounting fees of $475,000 and $275,000 in other infrastructure expenses incurred in support of our PlanetCAD operations as a stand-alone public corporation. General and administrative expenses for 2000 reflect only those costs associated with the PlanetCAD division of our company, which at the time also had a separate component software division.


IN-PROCESS RESEARCH AND DEVELOPMENT.

    In-process research and development expense of $332,000 for 2000 relates to the acquisition of certain assets and liabilities of Prescient. There was no acquired in-process research and development expense for 2001.


RESTRUCTURING CHARGES.



    During the third quarter of 2001, the Company initiated a restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions by eliminating employee positions and reducing office space and related overhead expenses. In addition to terminating our 3DShare product line, the cost reductions impacted all departments. Overall expense reductions were necessary both to lower existing cost structure and to reallocate resources to pursue future operating strategies in response to declining revenue and other performance measures during 2001. Restructuring charges primarily consisted of $623,000 for severance and termination costs associated with the reduction in force of 21 employees, all of which was paid in 2001. In connection with the restructuring, the Company accrued an additional $400,000 in lease abandonment costs, $245,000 of which was paid during 2001. The remaining $155,000 represents the lease costs due over the next four years not offset by sublease income. Each quarter the Company expects to save $725,000 in salary and benefits expense, $75,000 in facility related expenses and $150,000 in consulting costs. These expense reductions will be reflected in service costs of sales and sales and marketing, research and development and general and administrative expenses. Total operating costs decreased $1.1 million in the fourth quarter of 2001 when compared to the total operating costs before restructuring costs in the third quarter of 2001. Additional details of the restructuring charges are presented in Note 10-- Restructuring Costs in the Notes to Consolidated Financial Statements included in Item 7 of this report.


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

                                                              PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                   -----------------------------------------------------------
                                                              LESS THAN 1                            AFTER 5
                                                    TOTAL        YEAR       1-3 YEARS   4-5 YEARS     YEARS
                                                   --------   -----------   ---------   ---------   ----------
CONTRACTUAL CASH OBLIGATIONS
Operating Lease Obligations......................   $2,324        $459       $1,438       $427      $       --
Other Long-Term Obligations......................       --          --           --         --              --
                                                    ------        ----       ------       ----      ----------
Total Contractual Cash Obligations...............   $2,324        $459       $1,438       $427      $       --
                                                    ======        ====       ======       ====      ==========

    We believe that our current cash will be sufficient to meet our current operating cash needs and that there will be no need to seek additional capital. Our long-term liquidity, however, is materially dependent upon our ability to achieve significant sales of our SCS--Envoy product line. If we fail to achieve such sales or if our plans or assumptions change or are inaccurate or if we make any acquisitions, we will need to seek additional capital through public or private debt or equity offerings. There can be no assurance we will be able to obtain any additional financing. If we raise funds through the issuance of equity securities, the holders of new equity securities may have rights, preferences or privileges senior to our common stock. If we obtain additional funds through a bank credit facility or through issuance of debt securities or preferred stock, this indebtedness or preferred stock would have rights senior to the rights of our common stock, and their terms could impose significant restrictions on our operations. If we are unable to obtain additional financing, our business, financial condition and operating results will be significantly impaired.

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


    Revenue Recognition: We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales. Our license arrangements do not provide for a right of return. Maintenance fees include training and consulting that is not rendered essential to the functionality of the software. We also offer different levels of maintenance and support arrangements, which provide the customer the right to receive error and bug fix releases and version releases of the product made available during the term of the maintenance contract.


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

ITEM 7. FINANCIAL STATEMENTS

                                 PLANETCAD INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                PAGE
                                                              --------
Independent Auditors' Report................................     25

Financial Statements:

  Consolidated Balance Sheet, as of December 31, 2001.......     26

  Consolidated Statements of Operations, for the years ended
    December 31, 2001 and 2000..............................     27

  Consolidated Statements of Stockholders' Equity, for the
    years ended December 31, 2001 and 2000..................     28

  Consolidated Statements of Cash Flows, for the years ended
    December 31, 2001 and 2000..............................     29

  Notes to Consolidated Financial Statements................     30

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

                                          /s/ KPMG LLP

Boulder, Colorado
March 8, 2002

                         PLANETCAD INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................    $  5,411
  Accounts receivable, net of allowance of $203 in 2001.....         664
  Prepaid expenses and other................................         154
                                                                --------
    Total current assets....................................       6,229
                                                                --------

Equipment, net (note 3).....................................         866
Purchased computer software, net (note 2)...................         691
Other assets................................................         146
                                                                --------
    Total assets............................................    $  7,932
                                                                ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $    326
  Other accrued expenses....................................         964
  Deferred revenue..........................................         585
                                                                --------
    Total current liabilities...............................       1,875
                                                                --------

Stockholders' equity (note 5):
  Preferred Stock, $.01 par value; 2,500,000 shares                   --
    authorized, none issued and outstanding.................
  Common stock, $.01 par value; 22,500,000 shares                    124
    authorized; 12,427,696 shares issued and outstanding in
    2001....................................................
  Additional paid-in capital................................      36,064
  Accumulated deficit.......................................     (30,131)
                                                                --------
    Total stockholders' equity..............................       6,057
                                                                --------
    Total liabilities and stockholders' equity..............    $  7,932
                                                                ========

          See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenue:
  License fees..............................................  $    522   $  1,513
  Services..................................................     1,279        587
                                                              --------   --------
        Total revenue.......................................     1,801      2,100
                                                              --------   --------
Cost of sales:
  License fees and royalties................................       512        818
  Services..................................................       959        220
                                                              --------   --------
        Total cost of sales.................................     1,471      1,038
                                                              --------   --------
Gross profit................................................       330      1,062
                                                              --------   --------
Operating expenses:
  Sales and marketing.......................................     3,121      3,102
  Research and development..................................     4,403      6,291
  General and administrative................................     4,226      2,697
  Restructuring costs.......................................     1,023         --
  Acquired in-process research and development (note 2).....        --        332
                                                              --------   --------
        Total operating expenses............................    12,773     12,422
  Interest income (expense), net............................        72        (46)
                                                              --------   --------
      Loss from continuing operations.......................   (12,371)   (11,406)
Discontinued operations:
  Loss from discontinued operations, net of income tax
    expense of $0 and $28, respectively.....................        --     (4,818)
  Gain on sale of component software division, net of income
    tax expense of $0 and $70, respectively.................     1,021     17,379
                                                              --------   --------
Net earnings (loss).........................................  $(11,350)  $  1,155
                                                              ========   ========
Earnings (loss) per common share:
    Basic and diluted earnings (loss) per common share:
        Continuing operations...............................  $  (0.99)  $  (1.00)
        Discontinued operation..............................      0.08       1.10
                                                              --------   --------
Net earnings (loss).........................................  $  (0.91)  $   0.10
                                                              ========   ========
Basic and diluted weighted average number of common shares
  outstanding...............................................    12,416     11,439
                                                              ========   ========


          See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                                        ACCUMULATED
                                        COMMON STOCK        ADDITIONAL                     OTHER           TOTAL
                                    ---------------------     PAID-      ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                      SHARES      AMOUNT    IN-CAPITAL     DEFICIT     INCOME (LOSS)      EQUITY
                                    ----------   --------   ----------   -----------   -------------   -------------
Balances at January 1, 2000.......   9,508,179     $ 95       $25,828      $(19,936)       $(109)        $   5,878

Common stock issued under employee
  stock purchase plan.............      71,219       --           165            --           --               165
Exercise of common stock options
  for cash........................      67,284        1           203            --           --               204
Common stock and warrants issued
  in connection with Prescient
  acquisition.....................     300,000        3         1,054            --           --             1,057
Common stock options issued for
  services........................          --       --             2            --           --                 2
Common stock and warrant issued in
  connection with private
  placement, net..................   2,455,556       25         8,736            --           --             8,761
Net earnings......................          --       --            --         1,155           --             1,155
Foreign currency translation
  adjustment......................          --       --            --            --          (30)              (30)
Realized foreign currency loss on
  sale of subsidiary..............          --       --            --            --          139               139
                                    ----------     ----       -------      --------        -----         ---------
Balances at December 31, 2000.....  12,402,238     $124       $35,988      $(18,781)       $  --         $  17,331
                                    ==========     ====       =======      ========        =====         =========

Common stock issued under employee
  stock purchase plan.............      25,458       --            11            --           --                11
Warrants issued in connection with
  CastaLink technology
  acquisition.....................          --       --            65            --           --                65
Net loss..........................          --       --            --       (11,350)          --           (11,350)
                                    ----------     ----       -------      --------        -----         ---------
Balances at December 31, 2001.....  12,427,696     $124       $36,064      $(30,131)       $  --         $   6,057
                                    ==========     ====       =======      ========        =====         =========

          See accompanying notes to consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(11,350)  $  1,155
  Adjustments to reconcile net earnings (loss) to net cash
    used by operating activities:
    Gain on sale of component software division.............    (1,021)   (17,379)
    Realized loss on foreign currency translation...........        --       (139)
    Depreciation and amortization...........................     1,025      1,073
    Acquired in-process research and development............        --        332
    Stock options issued for services.......................        --          2
    Provision for, and write-off of, uncollectible accounts
      receivable............................................       591         --
    Changes in operating assets and liabilities excluding
      the effects of business combinations and sale of
      component software division:
      Accounts receivable...................................       458      2,555
      Prepaid expenses and other............................       372        (92)
      Accounts payable......................................    (2,148)     1,218
      Accrued expenses......................................    (1,301)       611
      Deferred revenue......................................       (52)    (1,727)
                                                              --------   --------
        Net cash used by operating activities...............   (13,426)   (12,391)
                                                              --------   --------

Cash flows from investing activities:
  Additions to equipment....................................      (194)    (1,696)
  Additions to purchased computer software..................      (311)      (499)
  Proceeds from sale of component software division.........     1,021     18,433
  Cash paid in business combinations........................                 (100)
                                                              --------   --------
        Net cash provided by investing activities...........       516     16,138
                                                              --------   --------

Cash flows from financing activities:
  Proceeds from issuance of notes payable...................        --      4,000
  Principal payments on debt................................        --         --
  Proceeds from issuance of common stock, net...............        11      9,130
                                                              --------   --------
        Net cash provided by financing activities...........        11     13,130
                                                              --------   --------

Foreign currency translation adjustment affecting cash......        --        109
                                                              --------   --------

        Net increase (decrease) in cash and cash
          equivalents.......................................   (12,899)    16,986

Cash and cash equivalents at beginning of year..............    18,310      1,324
                                                              --------   --------
Cash and cash equivalents at end of year....................  $  5,411   $ 18,310
                                                              ========   ========

Supplemental cash flow information:
  Cash paid for interest....................................  $     --   $     35
                                                              ========   ========

Supplemental disclosure of non-cash investing and financing
  activities:
  Common stock and warrants issued in business
    combination.............................................  $     65   $  1,057
                                                              ========   ========

  Extinguishment of notes payable in conjunction with the
    sale of component software division.....................  $     --   $  4,000
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

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Numerator:
  Net loss from continuing operations.......................  $(12,371)  $(11,406)
                                                              ========   ========
  Net income from discontinued operations...................     1,021     12,561
                                                              ========   ========
    Net earnings (loss).....................................   (11,350)     1,155
                                                              ========   ========

Denominator:
  Historical common shares outstanding for basic and diluted
    loss per share at beginning of the year.................    11,439      9,345
  Weighted average number of common equivalent shares issued
    during the year.........................................       977      2,094
                                                              --------   --------
  Denominator for basic and diluted loss per share--weighted
    average shares..........................................    12,416     11,439
                                                              ========   ========
  Basic and diluted earnings (loss) per share:
    Continuing operations...................................  $  (0.99)     (1.00)
    Discontinued operations.................................      0.08       1.10
                                                              --------   --------
  Net earnings (loss).......................................     (0.91)      0.10
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



    The Company's determination of the fair value of each element in multiple element arrangements is based upon vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE to the price charged when the same element is sold separately. The Company has analyzed all the elements included in its multiple element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and support services and professional service of its license arrangements. The Company sells its professional service separately, and has established VSOE on this basis. VSOE for maintenance and support services is based on the customer's annual renewal rates for the elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from license is recognized on delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support serviced is recognized ratably over the respective term. Training and consulting revenue is recognized upon completion of the training or performance of services, respectively. The Company's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. The Company does not provide extended payment terms to our customers. The license fee arrangements do not provide for a right of return.


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

    Summary operating results of the discontinued operations were as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
Revenue.....................................................     $10,078
Cost of revenue.............................................       4,071
                                                                 -------
Gross profit................................................       6,007

Operating expenses..........................................      10,753
                                                                 -------
  Operating income (loss) from discontinued operations......      (4,746)

Other income (expense), net.................................         (44)
                                                                 -------

  Loss from discontinued operations before income taxes.....      (4,790)

Income tax expense..........................................         (28)
                                                                 -------
  Loss from discontinued operations.........................     $(4,818)
                                                                 =======

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

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
Revenue.....................................................     $ 3,124
Net loss....................................................     $(1,092)
Loss per share--basic and diluted...........................     $  (.02)

(3) EQUIPMENT

    Equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Computer equipment..........................................   $1,407     $1,272
Furniture and office equipment..............................       65        135
Leasehold improvements......................................      207        216
                                                               ------     ------
                                                                1,679      1,623
Less accumulated depreciation and amortization..............     (813)      (190)
                                                               ------     ------
                                                               $  866     $1,433
                                                               ======     ======

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

    A summary of the status of the Company's fixed option plans as of December 31, 2001 and 2000 and changes during the years then ended is presented below:

                                                                 YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                               2001                    2000
                                                       ---------------------   --------------------
                                                                    WEIGHTED               WEIGHTED
                                                                    AVERAGE                AVERAGE
                                                                    EXERCISE               EXERCISE
                                                         SHARES      PRICES     SHARES      PRICES
                                                       ----------   --------   ---------   --------
Outstanding at beginning of year.....................   2,385,698    $2.76     1,773,925    $3.20
Granted..............................................   1,414,594     0.59     1,447,621     3.14
Exercised............................................          --       --       (57,909)    3.21
Forfeited............................................  (1,373,060)    2.43      (777,939)    4.56
                                                       ----------              ---------
Outstanding at end of year...........................   2,427,232     1.69     2,385,698     2.76
                                                       ==========              =========

Weighted-average fair value of options granted during
  the year at exercise prices equal to fair value at
  grant date.........................................  $     1.69              $    2.76
                                                       ==========              =========

    The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              ----------------------------------------------   --------------------------------
                                 NUMBER        WEIGHTED-                          NUMBER
                               OUTSTANDING      AVERAGE                         EXERCISABLE
                                   AT          REMAINING                            AT         WEIGHTED-AVERAGE
                              DECEMBER 31,    CONTRACTUAL   WEIGHTED-AVERAGE   DECEMBER 31,        EXERCISE
RANGE OF EXERCISE PRICES          2001           LIFE        EXERCISE PRICE        2001             PRICE
------------------------      -------------   -----------   ----------------   -------------   ----------------
$0.17 - 1.00................      908,418         8.85           $0.57             182,918          $0.78
$1.06 - 1.75................      667,416         7.65           $1.37             361,041          $1.57
$1.88 - 9.50................      896,398         7.05           $3.19             601,814          $3.19
                                ---------                                        ---------
                                2,427,232         7.87           $1.74           1,145,773          $2.30
                                =========                                        =========

    The fair value of options granted during 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000:

                                                               2001       2000
                                                             --------   --------
Risk free interest rate....................................    4.55%      6.63%
Expected life..............................................  4 years    4 years
Volatility.................................................     173%       122%

    Pro forma financial information assuming the use of SFAS 123 in accounting for stock based compensation is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Net earnings (loss):
  As reported.............................................  $(11,350)   $1,155
  Adjusted pro forma......................................   (11,739)      128

Basic and diluted earnings (loss) per share:
  As reported.............................................  $  (0.91)   $ 0.10
  Adjusted pro forma......................................     (0.95)     0.01

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

WARRANTS

    A summary of outstanding common stock purchase warrants as of December 31, 2001 is as follows:

                                                            EXERCISE   EXPIRATION
SHARES                                                       PRICE        DATE
------                                                      --------   ----------
210,000(a)................................................   $ 6.50       2002
22,500(a).................................................     8.22       2003
250,000(b)................................................    12.50       2004
125,000(c)................................................     1.00       2004
1,200,000(a)..............................................     6.50       2005

------------------------

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

(6) TAXES

    Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes as follows (in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Expected income tax expense (benefit).....................  $(3,964)   $(3,992)
Non deductible expenses, net..............................       13         20
Change in deferred tax valuation allowance................    4,329      4,458
Taxes on foreign sales....................................       --         --
State taxes, net of federal benefit.......................     (368)      (409)
Research and development tax credit.......................       --         --
Adjustment of previously provided taxes...................       --         --
Other, net................................................      (10)       (77)
                                                            -------    -------
Actual income tax expense.................................       --    $    --
                                                            =======    =======

    The tax effects of significant temporary differences that result in deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Accounts receivable, primarily due to differences in
  accounting for bad debts..................................    $     80
Property and equipment, primarily due to differences in
  depreciation..............................................         337
Deferred revenue, due to differences in revenue recognition
  for financial statement and income tax purposes...........          --
Accrued expenses, primarily due to difference in the period
  of recognition for financial statement and income tax
  purposes..................................................         134
Purchased software, primarily due to differences in carrying
  values for financial statement and income tax purposes....         (83)
Acquired in-process research and development, amortized for
  income tax purposes.......................................         256
Research and development and other tax credit
  carryforwards.............................................       1,973
Net operating loss carryforwards............................       9,943
                                                                --------
    Total deferred tax assets...............................      12,640
Less valuation allowance....................................     (12,640)
                                                                --------
    Net deferred tax assets.................................    $     --
                                                                ========

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

(7) COMMITMENTS AND CONTINGENCIES

    The Company leases its office facilities and various office equipment under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

2002........................................................  $  459
2003........................................................     472
2004........................................................     489
2005........................................................     477
Thereafter..................................................     427
                                                              ------
  Total.....................................................  $2,324
                                                              ======

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

(10) RESTRUCTURING COSTS


    During the third quarter of 2001, the Company implemented a restructuring plan to reduce operating expenses and strengthen both its competitive and financial positions by eliminating certain employee positions and reducing office space and related overhead expenses. Overall expense reductions were necessary both to lower existing cost structure and to reallocate resources to pursue future operating strategies in response to declining revenue and other performance measures during 2001. Restructuring charges primarily consisted of $623,000 for severance and termination costs associated with the reduction in force of 21 employees, all of which were paid during 2001. In connection with the restructuring, the Company accrued an additional $400,000 in lease abandonment costs, $245,000 of which was paid during 2001. The remaining $155,000 represents costs due over the next four years, which were not offset by sublease income. Each quarter, the Company expects to save $725,000 in salary and benefits expense, $75,000 in facility related expenses and $150,000 in consulting costs.


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


NAME                                          AGE             POSITION HELD WITH PLANETCAD
----                                        --------   ------------------------------------------
David W. Hushbeck.........................     45      President, Chief Executive Officer and
                                                       Director
Eugene J. Fischer(1)......................     56      Chairman of the Board of Directors
Philip E. Barak(1)(2).....................     50      Director
James A. Fanella..........................     44      Director
H. Robert Gill(1)(2)......................     65      Director


------------------------

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
Mr. Gill holds a B.E.E. from Indiana Institute of Technology, an M.S.E.E. from Purdue University and an M.B.A. from Pepperdine University.

    The executive officers of PlanetCAD are as follows:

NAME                                          AGE             POSITION HELD WITH PLANETCAD
----                                        --------   ------------------------------------------
David W. Hushbeck(1)......................     45      President and Chief Executive Officer
Joy M. Godesiabois........................     46      Chief Financial Officer, Vice President
                                                       and Secretary

------------------------

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


                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                  ANNUAL COMPENSATION(1)     SECURITIES
                                                  -----------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)      BONUS($)   OPTIONS(#)(2)   COMPENSATION($)
---------------------------            --------   ---------      --------   -------------   ---------------
Jim Bracking(3) .....................    2001     $225,000       $   476            --          $    300(10)
  President, Chief Executive Officer     2000        9,375(4)         --       400,000                --
  and Secretary                          1999           --            --            --                --

Joy M. Godesiabois(5) ...............    2001      103,077(6)         --       125,000                --
  Chief Financial Officer, Vice          2000           --            --            --                --
  President and Secretary                1999           --            --            --                --

Richard M. Sowar(7) .................    2001      192,226(8)         --        50,000           200,600(9)
  Vice President, Engineering and        2000      178,187        62,500            --               535(10)
  Chief Technology Officer               1999      150,000        13,125            --               240(10)


------------------------

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

 (7) Mr. Sowar's employment as our Vice President, Engineering and Chief Technology Officer terminated effective October 1, 2001.


 (8) Amount paid was based on an annual salary of $200,000 and includes the value of accrued and unused vacation time and a loan payable to us in the amount of $34,688 that PlanetCAD forgave under the terms of a separation and release agreement entered into with Mr. Sowar in October 2001.



 (9) Includes a $200,000 severance payment and a $600 matching payment made by us to his account under our 401(k) plan.


(10) Represents matching payments made by us to the individual's account under our 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2001 to each of the executive officers named in the summary compensation table.

                               NUMBER OF     PERCENT OF
                                SHARES      TOTAL OPTIONS
                              UNDERLYING     GRANTED TO
                                OPTIONS     EMPLOYEES IN    EXERCISE PRICE    EXPIRATION
NAME                            GRANTED      2001(%)(1)      ($/SHARE)(2)        DATE
----                          -----------   -------------   --------------   -------------
Jim Bracking................           --         --               --                   --
Joy M. Godesiabois..........      125,000(3)      9.2%           0.61            May 2011
Richard M. Sowar............       50,000(4)      3.7%           0.59          April 2011

------------------------

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

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED
                                                                  OPTIONS AT FISCAL
                                      SHARES                       YEAR-END(1)(2)
                                    ACQUIRED ON    VALUE     ---------------------------
NAME                                 EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE
----                                -----------   --------   -----------   -------------
Jim Bracking......................       --          --        100,000        300,000
Joy M. Godesiabois................       --          --             --        125,000
Richard M. Sowar..................       --          --        230,833             --

------------------------

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


                                                                     BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS OF                                           --------------------------------------
BENEFICIAL OWNER                                              NUMBER OF SHARES   PERCENT OF TOTAL(2)
-------------------                                           ----------------   -------------------
PCD Investments, LLC(3) ....................................     1,863,809              14.98%
  1871 Folsom Street, Suite 106
  Boulder, CO 80302
Dassault Systemes Corp.(4) .................................     1,004,831               7.96%
  9 Quai Marcel Dassault
  BP 310
  2150 Suresnes Cedex, France
New York Life Insurance Company(5) .........................       918,871               7.38%
  51 Madison Avenue, Room 206
  New York, New York 10010
Eugene J. Fischer(6) .......................................       902,017               7.01%
  3000 Sand Hill Road
  Building 1, Suite 290
  Menlo Park, CA 94025
Capstone Ventures SBIC, L.P.(7) ............................       874,482               6.81%
  3000 Sand Hill Road
  Building 1, Suite 290
  Menlo Park, CA 94025
The Roser Partnership III, SBIC, L.P.(8) ...................       673,914               5.30%
  1105 Spruce Street
  Boulder, CO 80302
Richard M. Sowar(9).........................................       451,968               3.57%
Jim Bracking(10)............................................       125,000                  *
Philip E. Barak(11).........................................        66,059                  *
H. Robert Gill(12)..........................................        48,000                  *
Joy M. Godesiabois(13)......................................        31,250                  *
James A. Fanella(14)........................................        15,000                  *
David W. Hushbeck...........................................             0                  *
All executive officers and directors as a group (eight
  persons)(15)..............................................     1,639,294              12.26%


------------------------

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


 (4) Includes 173,913 shares of common stock issuable upon exercise of outstanding warrants. Dassault Systemes Corp. shares voting and dispositive power with Dassault Systemes of America Corp. and Dassault Systemes S.A.



 (5) New York Life Insurance Company has sole voting and dispositive power with respect to its PlanetCAD common stock.



 (6) Includes 27,535 shares subject to stock options that are exercisable within 60 days of March 31, 2002, 481,884 shares held of record by Capstone Ventures SBIC, L.P. and 392,598 shares of common stock issuable upon exercise of outstanding warrants held by Capstone. Mr. Fischer is the president of the general partner of Capstone. Mr. Fischer shares voting and dispositive power with respect to the shares held by Capstone with Barbara
     L. Santry.



 (7) Includes 392,598 shares of common stock issuable upon exercise of outstanding warrants.



 (8) Includes 260,870 shares of common stock issuable upon exercise of outstanding warrants. James L.D. Roser and Christopher W. Roser share voting and dispositive power with respect to the shares held by the Roser Partnership III, SBLC, L.P.



 (9) Includes 230,833 shares subject to stock options that are exercisable within 60 days of March 31, 2002 and 33,332 shares of common stock held in custodian accounts for the benefit of his children. Mr. Sowar disclaims beneficial ownership of the 33,332 shares of common stock held in custodian accounts for the benefit of his children.



(10) Includes 125,000 shares subject to stock options that are exercisable within 60 days of March 31, 2002.



(11) Includes 52,500 shares subject to stock options that are exercisable within 60 days of March 31, 2002.



(12) Includes 48,000 shares subject to stock options that are exercisable within 60 days of March 31, 2002.



(13) Includes 31,250 shares subject to stock options that are exercisable within 60 days of March 31, 2002.



(14) Includes 15,000 shares subject to stock options that are exercisable within 60 days of March 31, 2002.



(15) Includes an aggregate of 922,716 shares subject to warrants and stock options that are exercisable within 60 days of March 31, 2002.


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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.5***^         1996 Equity Incentive Plan of the Registrant, including form of Incentive Stock Option and Nonstatutory Stock Option
                        thereunder

       10.6***^         1996 Non-Employee Directors' Stock Option Plan of the
                        Registrant, including form of Nonstatutory Stock Option thereunder

       10.7***^ Employee Stock Purchase Plan of the Registrant and related offering document

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.24++          Purchase Agreement among the Registrant, Dassault Systemes
                        Corp. and Spatial Components, LLC dated July 4, 2000

       10.25++          Amendment No. 1 to Purchase Agreement among the Registrant,
                        Dassault Systemes Corp. and Spatial Components, LLC dated
                        September 2, 2000

       10.26++++        Lease Agreement between Flatirons North, LLC and the
                        Registrant dated June 9, 2000

       10.27++++        Agreement of Lease between OTR and the Registrant dated
                        July 28, 2000

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.28++++^       Separation and Release Agreement between the Registrant and
                        R. Bruce Morgan dated December 28, 2000

       10.29~           Asset Purchase Agreement among the Registrant, Capstone
                        Ventures SBIC, L.P. and AI Research Corporation dated
                        June 1, 2001

       10.30^           Separation and Release Agreement between the Registrant and
                        Richard M. Sowar effective as of October 1, 2001

       10.31~~^         Change in Control Agreement between the Registrant and
                        David W. Hushbeck dated November 2001

       10.32~~^         Change in Control Agreement between the Registrant and
                        Joy M. Godesiabois dated November 2001

       10.33~~^#        Change in Control Agreement between the Registrant and Jim
                        Bracking dated November 2001

       10.34^           Separation and Release Agreement between the Registrant and
                        Jim Bracking effective as of January 25, 2002

       10.35**          Rights Agreement between the Registrant and Wells Fargo Bank
                        Minnesota, N.A., as Rights Agent, dated as of March 11,
                        2002

       21.1++++         List of Subsidiaries of the Registrant

       23.1             Consent of KPMG LLP


------------------------

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


Date: July 17, 2002                         PLANETCAD INC.

                                            By:                /s/ DAVID HUSHBECK
                                                   -----------------------------------------
                                            Name:  David Hushbeck
                                            Title: DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE
                                                   OFFICER


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 17, 2002                         By:                /s/ DAVID HUSHBECK
                                                   -----------------------------------------
                                            Name:  David Hushbeck
                                            Title: DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE
                                                   OFFICER
                                                   (PRINCIPAL EXECUTIVE DIRECTOR)

Date: July 17, 2002                         By:               /s/ JOY GODESIABOIS
                                                   -----------------------------------------
                                            Name:  Joy Godesiabois
                                            Title: CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                   OFFICER)

Date: July 17, 2002                         By:              /s/ EUGENE J. FISCHER
                                                   -----------------------------------------
                                            Name:  Eugene J. Fischer
                                            Title: CHAIRMAN OF THE BOARD OF DIRECTORS

Date: July 17, 2002                         By:                /s/ H. ROBERT GILL
                                                   -----------------------------------------
                                            Name:  H. Robert Gill
                                            Title: DIRECTOR

Date: July 17, 2002                         By:               /s/ PHILIP E. BARAK
                                                   -----------------------------------------
                                            Name:  Philip E. Barak
                                            Title: DIRECTOR

Date: July 17, 2002                         By:               /s/ JAMES A. FANELLA
                                                   -----------------------------------------
                                            Name:  James A. Fanella
                                            Title: DIRECTOR

                                 EXHIBIT INDEX


EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

       10.15+++         Share Purchase Agreement between the Registrant and Dassault
                        Systemes Corp. dated November 14, 2000

       10.16****#       Cross License Agreement between the Registrant and Dassault
                        Systemes S.A. dated November 14, 2000

       10.17****#       Co-Branding Agreement between the Registrant and Dassault
                        Systemes S.A. dated November 14, 2000

       10.18****#       Server Software License Agreement between the Registrant and
                        Dassault Systemes S.A. dated November 14, 2000

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

       10.26++++        Lease Agreement between Flatirons North, LLC and the
                        Registrant dated June 9, 2000

       10.27++++        Agreement of Lease between OTR and the Registrant dated
                        July 28, 2000

       10.28++++^       Separation and Release Agreement between the Registrant and
                        R. Bruce Morgan dated December 28, 2000

       10.29~           Asset Purchase Agreement among the Registrant, Capstone
                        Ventures SBIC, L.P. and AI Research Corporation dated
                        June 1, 2001

       10.30^           Separation and Release Agreement between the Registrant and
                        Richard M. Sowar effective as of October 1, 2001

       10.31~~^         Change in Control Agreement between the Registrant and David
                        W. Hushbeck dated November 2001

       10.32~~^         Change in Control Agreement between the Registrant and Joy
                        M. Godesiabois dated November 2001

       10.33~~^#        Change in Control Agreement between the Registrant and Jim
                        Bracking dated November 2001

       10.34^           Separation and Release Agreement between the Registrant and
                        Jim Bracking effective as of January 25, 2002

       10.35**          Rights Agreement between the Registrant and Wells Fargo Bank
                        Minnesota, N.A., as Rights Agent, dated as of March 11, 2002

       21.1++++         List of Subsidiaries of the Registrant

       23.1             Consent of KPMG LLP


------------------------

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