Form 10QSB
period 2002-06-30
PLANETCAD INC
filed 2002-08-14
CIK 852437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /.

    As of August 9, 2002, there were outstanding 12,462,858 shares of the registrant's Common Stock (par value $0.01 per share).

    Transitional Small Business Disclosure Format (Check one): Yes / / No /X/.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PLANETCAD INC.
                                     INDEX

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, June 30, 2002
           (Unaudited) and December 31, 2001.........................      1

         Unaudited Condensed Consolidated Statements of Operations,
           three and six months ended June 30, 2002 and 2001.........      2

         Unaudited Condensed Consolidated Statements of Cash Flows,
           six months ended June 30, 2002 and 2001...................      3

         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................     13

Item 6.  Exhibits and Reports on Form 8-K............................     13

         Signatures..................................................     14

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 PLANETCAD INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,915      $  5,411
  Accounts receivable, net of allowance of $172 and $203 in
    2002 and 2001, respectively.............................         189           664
  Prepaid expenses and other................................         220           154
                                                                --------      --------
    Total current assets....................................       3,324         6,229
Equipment, net..............................................         580           866
Purchased computer software and other intangibles, net......         529           691
Other assets................................................         142           146
                                                                --------      --------
  Total assets..............................................    $  4,575      $  7,932
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $    169      $    326
  Accrued expenses..........................................         492           964
  Deferred revenue..........................................         541           585
                                                                --------      --------
    Total current liabilities...............................       1,202         1,875
                                                                --------      --------
Stockholders' equity:
  Preferred stock, $.01 par value; 2,500,000 shares
    authorized; 1,202,408 and no shares issued and
    outstanding in 2002 and 2001, respectively (liquidation
    preference of $433).....................................         420            --
  Common stock, $.01 par value; 22,500,000 shares
    authorized; 12,462,858 and 12,427,626 shares issued and
    outstanding in 2002 and 2001, respectively..............         124           124
  Additional paid-in capital................................      36,067        36,064
  Accumulated deficit.......................................     (33,238)      (30,131)
                                                                --------      --------
    Total stockholders' equity..............................       3,373         6,057
                                                                --------      --------
  Total liabilities and stockholders' equity................    $  4,575      $  7,932
                                                                ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2002       2001       2002       2001
                                                           --------   --------   --------   --------
Revenue:
  License fees...........................................  $    93    $    76    $   133    $   199
  Services...............................................      278        301        548        515
                                                           -------    -------    -------    -------
    Total revenue........................................      371        377        681        714
                                                           -------    -------    -------    -------
Cost of revenue:
  License fees...........................................       45        102         55        278
  Services...............................................      125        301        267        574
                                                           -------    -------    -------    -------
    Total cost of revenue................................      170        403        322        852
                                                           -------    -------    -------    -------
Gross profit (loss)......................................      201        (26)       359       (138)
                                                           -------    -------    -------    -------
Operating expenses:
  Sales and marketing....................................      293      1,197        621      1,742
  Research and development...............................      545      1,435      1,027      2,845
  General and administrative.............................    1,023      1,141      1,846      2,269
                                                           -------    -------    -------    -------
    Total operating expenses.............................    1,861      3,773      3,494      6,812
                                                           -------    -------    -------    -------
    Loss from operations.................................   (1,660)    (3,799)    (3,135)    (6,856)
                                                           -------    -------    -------    -------
Other income:
  Interest income........................................        5        125         28        366
                                                           -------    -------    -------    -------
    Loss from continuing operations......................   (1,655)    (3,674)    (3,107)    (6,628)
Income from discontinued operations, net of tax..........       --         --         --        447
                                                           -------    -------    -------    -------
    Net loss.............................................  $(1,655)   $(3,674)   $(3,107)   $(6,181)
                                                           =======    =======    =======    =======
Deemed dividend related to beneficial conversion feature
  of preferred stock.....................................      337         --        337         --
                                                           -------    -------    -------    -------
Net loss available to common stockholders................  $(1,992)   $(3,674)   $(3,444)   $(6,181)
                                                           =======    =======    =======    =======
Earnings (loss) per common share, basic and diluted:
  Continuing operations..................................  $ (0.16)   $ (0.30)   $ (0.28)   $ (0.54)
  Discontinued operations................................  $    --    $    --    $    --    $  0.04
                                                           -------    -------    -------    -------
    Net loss per share...................................  $ (0.16)   $ (0.30)   $ (0.28)   $ (0.50)
                                                           =======    =======    =======    =======
  Weighted average shares outstanding....................   12,463     12,409     12,459     12,409

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE, 30
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(3,107)   $(6,181)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................      478        477
    Bad debt reserve........................................       50         93
    Changes in operating assets and liabilities:
      Accounts receivable...................................      425        751
      Prepaid expenses and other............................      (62)       479
      Accounts payable......................................     (157)    (1,851)
      Accrued expenses......................................      (52)    (1,037)
      Deferred revenue......................................      (44)        77
                                                              -------    -------
        Net cash used by operating activities...............   (2,469)    (7,192)
                                                              -------    -------
Cash flows from investing activities:
  Additions to equipment....................................       --       (168)
  Additions to purchased computer software..................      (30)      (308)
                                                              -------    -------
        Net cash used by investing activities...............      (30)      (476)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............        3          6
                                                              -------    -------
        Net cash provided by financing activities...........        3          6
                                                              -------    -------
        Net decrease in cash and cash equivalents...........   (2,496)    (7,662)
Cash and cash equivalents at beginning of period............    5,411     18,310
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 2,915    $10,648
                                                              =======    =======
Supplemental disclosures:
  Cash paid for income taxes................................  $    --    $    70
                                                              =======    =======
Supplemental disclosure of non-cash investing and financing
  activities:
  Conversion of accrued expenses to preferred stock.........  $   420    $    --
                                                              =======    =======
  Common stock warrants issued for assets...................  $    --    $    65
                                                              =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

A. FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B, Item 310. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to keep the financial statements from being misleading and for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

    In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee ("Dassault") in a cash transaction for $25.0 million, subject to certain price adjustments. The Company completed the sale to Dassault on November 14, 2000. The results of operations of the component software division have been reclassified as discontinued operations and, accordingly, prior periods have been restated.

B. EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential securities. For the three- and six-month periods ended June 30, 2002 and 2001, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the six-month periods ended June 30, 2002 and 2001, the impact of potential dilutive securities on the diluted weighted average number of common shares outstanding would have been 71,807 and 71,468, respectively. For the three-month periods ended June 30, 2002 and 2001, the impact of potential dilutive securities on the diluted weighted average number of common shares outstanding would have been 129,533 and 22,426, respectively.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share items):

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          ----------------------      ----------------------
                                                            2002          2001          2002          2001
                                                          --------      --------      --------      --------
Numerator:
  Loss from continuing operations...................      $(1,655)      $(3,674)      $(3,107)      $(6,628)
                                                          -------       -------       -------       -------
  Income from discontinued operations...............           --            --            --           447
                                                          -------       -------       -------       -------
    Net loss........................................      $(1,655)      $(3,674)      $(3,107)      $(6,181)
Deemed dividend related to beneficial conversion
  feature of preferred stock........................         (337)           --          (337)           --
                                                          -------       -------       -------       -------
Net loss available to common stockholders...........      $(1,992)      $(3,674)      $(3,444)      $(6,181)
                                                          =======       =======       =======       =======
Denominator:
Historical common shares outstanding for basic and
  diluted loss per share at the beginning of the
  period............................................       12,463        12,409        12,447        12,402
Weighted average number of common equivalent shares
  issued during the period..........................           --            --            12             7
                                                          -------       -------       -------       -------
Denominator for basic and diluted loss per share
  weighted average shares...........................       12,463        12,409        12,459        12,409
                                                          =======       =======       =======       =======
Basic and diluted earnings (loss) per share:
  Continuing operations.............................      $ (0.16)      $ (0.30)      $ (0.28)      $ (0.54)
  Discontinued operations...........................           --            --            --          0.04
                                                          -------       -------       -------       -------
Net loss............................................      $ (0.16)      $ (0.30)      $ (0.28)      $ (0.50)
                                                          =======       =======       =======       =======

C. ACQUISITION

    In July 2000, the Company acquired certain assets and liabilities of Prescient Technologies, Inc. ("Prescient") for a total consideration of approximately $1.3 million, including $100,000 cash and 300,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method and, accordingly, results of operations of Prescient have been included in the Company's financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values including $298,000 of accounts receivable, $209,000 in furniture and equipment, $174,000 in other assets, and the assumption of $493,000 in liabilities. In addition, the Company allocated $773,000 of the purchase price to software costs and other intangible assets and $332,000 to in-process research and development projects. The software costs and other intangible assets are being amortized on a straight-line basis over 3 years. The Company charged the in-process research and development to operations as of the date of acquisition as such technology had not reached technological feasibility and had no probable alternative future use by the Company.

D. DISCONTINUED OPERATIONS

    On March 31, 2000, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports three-dimensional component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division have been presented as discontinued operations in the Company's financial statements.

    During the six-month period ended June 30, 2001, personnel-related expenses that had been previously accrued as part of the phase-out period were written off, resulting in a gain on discontinued operations during the period. Summary unaudited operating results of the discontinued operation were as follows (in thousands):

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2001
                                                              ----------------
Revenue.....................................................       $  --
Cost of revenue.............................................          --
                                                                   -----
Gross profit................................................          --
Operating expenses..........................................        (456)
                                                                   -----
  Operating income from discontinued operations.............         456
  Income from discontinued operations before income taxes...         456
Income tax expense..........................................          (9)
                                                                   -----
    Income from discontinued operations.....................       $ 447
                                                                   =====

E. RELATED PARTY TRANSACTION

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

F. SERIES B PREFERRED STOCK

    In February 2000, in a private equity transaction, the Company sold
1.9 million shares of common stock at a price of $3.60 per share, and warrants to purchase 1.2 million shares of common stock at a price of $0.05 per share, for a total purchase price of $6.9 million. In connection with this offering, the Company entered into a registration rights agreement that required the Company to register the shares and the shares underlying the warrants with the Securities and Exchange Commission within twelve months of the date of the transaction. If the Company failed to cause the shares and the shares underlying the warrants to be registered within such period, the Company would be required to pay liquidated damages to the investors at a rate of 10% per annum on the original investment amount. The shares were not registered until December 2001 and as such, the Company recorded approximately $433,000 in respect of the liquidated damages during 2001. On May 1, 2002, the Company reached an agreement with these investors to issue convertible preferred stock in full satisfaction of their liquidated damages claims. The purchase price for the convertible preferred stock issued was based on the average of the closing prices of the Company's common stock as reported on the American Stock Exchange for the ten days prior to May 1, 2002. On May 24, 2002, the Company issued 1,202,463 shares of the Company's Series B convertible preferred stock to these stockholders, including 304,972 shares to a venture fund with which its chairman of the board, Eugene Fischer, is affiliated. Each share of preferred stock is immediately convertible into two shares of common stock at $0.18 per share at the option of the holder and automatically converts to common stock upon the closing of the merger with Avatech Solutions, Inc. There are no provisions for involuntary redemption. A deemed dividend of

$337,000 was recorded during the second quarter of this year to reflect the beneficial conversion feature resulting from the $0.14 increase in the market price of the Company's common stock between the date the terms were agreed to and the date the shares were issued.

G. PROPOSED MERGER

    On May 1, 2002, the Company, Raven Acquisition Corporation, a wholly owned subsidiary of the Company ("Raven"), and Avatech Solutions, Inc. entered into a merger agreement pursuant to which Raven will merge with and into Avatech Solutions, Inc. and Avatech Solutions, Inc. will survive the merger and become a subsidiary of the Company. Under the terms of the merger agreement, PlanetCAD will issue registered shares of its common stock in exchange for all of the outstanding common stock of Avatech Solutions, Inc. Following the closing of the merger, the current PlanetCAD stockholders will own 25% and Avatech
Solutions, Inc.'s stockholders will own 75% of PlanetCAD's outstanding common stock. Closing of this merger is subject to certain conditions contained in the merger agreement.

H. INTANGIBLE ASSETS

    Intangible assets as of June 30, 2002 and December 31, 2001, consisting solely of purchased software, were as follows:

                                                  JUNE 30, 2002   DECEMBER 31, 2001
                                                  -------------   -----------------
                                                           (IN THOUSANDS)
Gross capitalized software......................     $1,265            $1,227
Accumulated amortization........................       (736)             (536)
                                                     ------            ------
Net capitalized software........................     $  529            $  691
                                                     ======            ======

    Amortization expense related to intangible assets totaled $102,000 and $110,000 for the three-months ended June 30, 2002 and 2001, respectively, and $201,000 and $215,000 for the six-months ended June 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows (in thousands):

Remainder of 2002...........................................    $209
2003........................................................     320
                                                                ----
Total.......................................................    $529
                                                                ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED
  JUNE 30, 2001

    In November 2000, the Company's stockholders approved the sale of the assets of the Company's component software division to Dassault in a cash transaction for $25.0 million. The sale was consummated on November 14, 2000. In addition, certain cross-licensing agreements for component and Internet technologies were executed as part of the transaction. The results of operations of the Company's component software division have been reclassified as discontinued operations.

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

    Total revenue decreased 2% to $371,000 for the three-month period ended
June 30, 2002, as compared to $377,000 for the same three-month period in 2001. In the first six months of 2002, total revenue decreased 5% to $681,000 from $714,000 of revenue recognized in the first six months of 2001. License revenue increased 22% to $93,000 in the three-month period ended June 30, 2002, as compared to $76,000 reported for the comparable prior year period. In the first six months of 2002, license revenue decreased 33% to $133,000 from $199,000 of revenue recognized in the first six months of 2001. Service revenue decreased 8% to $278,000 for the three-month period ended June 30, 2002, as compared to $301,000 reported for the comparable period in 2001. In the first six months of 2002, service revenue increased 6% to $548,000 from $515,000 of revenue recognized in the first six months of 2001. The increase in license fees and service revenues is primarily attributable to sales of products acquired in the July 2001 Prescient acquisition.

COST OF REVENUE

    Cost of license fees consists primarily of royalty fees associated with third-party software included with our software and the cost of reproduction and delivery of the software. Cost of license fees was $45,000 and $102,000 for the three-month periods ended June 30, 2002 and 2001, respectively, representing 49% and 134% of license revenue, respectively. Cost of license fees was $55,000 and $278,000 for the six-month periods ended June 30, 2002 and 2001, respectively, representing 41% and 140% of license revenue, respectively. The decreases in cost of license revenue were primarily attributable to a decrease in royalty fees associated with third party software. During 2001, certain agreements had minimum royalty fees, which exceeded the revenues related to product sales.

    Cost of services consists primarily of costs associated with providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases, as well as costs associated with the implementation, consulting and training services. Cost of services was $125,000 and $301,000 for the three months ended June 30, 2002 and 2001, respectively, representing

45% and 100% of services revenue, respectively. Cost of services was $267,000 and $574,000 for the six months ended June 30, 2002 and 2001, respectively, representing 49% and 111% of services revenue, respectively. The decrease in cost of services as a percentage of services revenue and in total dollar amount is attributable to decreased headcount and their related costs.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of personnel costs, commissions, travel, office facilities, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $293,000 and $1,197,000 for the three months ended June 30, 2002 and 2001, respectively, representing 79% and 318% of total revenue, respectively. Sales and marketing expenses were $621,000 and $1,742,000 for the six months ended June 30, 2002 and 2001, respectively, representing 91% and 244% of total revenue, respectively. The decrease in sales and marketing expenses as a percentage of total revenue and in total dollar amount is attributable to decreased headcount and the resulting decrease in personnel costs, as well as decreased spending on consultants, travel and facilities costs.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. Research and development expenses were $545,000 and $1,435,000 for the three months ended June 30, 2002 and 2001, respectively, representing 147% and 381% of total revenue, respectively. Research and development expenses were $1,027,000 and $2,845,000 for the six months ended June 30, 2002 and 2001, respectively, representing 151% and 398% of total revenue, respectively. The decrease in research and development expenses as a percentage of revenue and in total dollar amount is attributable to decreased staffing and consulting costs.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses were $1,023,000 and $1,141,000 for the three months ended June 30, 2002 and 2001, respectively, representing 276% and 303% of total revenue, respectively. General and administrative expenses were $1,846,000 and $2,269,000 for the six months ended June 30, 2002 and 2001, respectively, representing 271% and 318% of total revenue, respectively. The decrease in dollar amount of general and administrative expenses during the second quarter is due to decreased staffing and facilities expenses, partially offset by $260,000 in costs related to the prospective Avatech merger. The decrease in general and administrative expenses for the six month period is due to decreased staffing, facilities and consulting expenses, partially offset by the $260,000 of merger related costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, the Company had $2.9 million in cash and cash equivalents, as compared to $5.4 million in cash and cash equivalents as of December 31, 2001. The decrease of $2.5 million in cash and cash equivalents during the six months ended June 30, 2002 is primarily attributable to the net loss of $3.1 million, payment of accounts payable of $157,000, partially offset by cash inflows from a net decrease in accounts receivable of $425,000 and non-cash expenses of depreciation and bad debts of $528,000. The decrease in cash and cash equivalents during the six months ended June 30, 2001 was primarily attributable to the net loss of $6.2 million, payment of accounts payable and accrued expenses of $2.9 million, and purchase of $476,000 of fixed assets, including computer software. The decrease was partially offset by cash inflows from a net decrease in accounts receivable and prepaid expenses of $1.2 million and non-cash expenses of depreciation and bad debt of $570,000.

    Other than disclosed below, we have no other contractual cash obligations or other commercial commitments. As a result, certain tabular disclosures regarding other contractual cash obligations such as long-term debt, capital lease obligations, unconditional purchase obligations and commercial commitments have been omitted.

                             PAYMENTS DUE BY PERIOD
                                 (IN THOUSANDS)

                                                              LESS THAN 1                            AFTER 5
CONTRACTUAL CASH OBLIGATIONS                        TOTAL        YEAR       2-3 YEARS   4-5 YEARS     YEARS
----------------------------                       --------   -----------   ---------   ---------   ---------
Operating Lease Obligations......................   $2,210        $462       $1,428       $320      $      --
Other Long-Term Obligations......................       --          --           --         --             --
                                                    ------        ----       ------       ----      ---------
  Total Contractual Cash Obligations.............   $2,210        $462       $1,428       $320      $      --
                                                    ======        ====       ======       ====      =========

CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements are impacted by the accounting policies used and the estimates and the assumptions made by management during their preparation. Critical account policies and estimates that most impact our consolidated financial statements are those that relate to our revenue recognition, intangibles, investments and equipment and leasehold improvements. A summary of our significant accounting policies can be found in the Notes to our Consolidated Financial Statements. Presented below is a description of the accounting policies we deem critical to understanding our consolidated financial statements, including our unaudited consolidated financial statements included herein.

    REVENUE RECOGNITION: We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales. Our license arrangements do not provide for a right of return. Maintenance fees include training and consulting services that are not essential to the functionality of the software. We also offer different levels of maintenance and support arrangements, which provide the customer the right to receive error and bug fix releases and version releases of the product made available during the license term.

    We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed and determinable; and
(4) collectibility is probable. We define each of these four criteria above as follows:

    - Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and the company, or in situations where a contract is not required, a customer purchase order has been received.

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

    Accounts receivable is recorded net of allowance for doubtful accounts, totaling $172,000 and $203,000 as of June 30, 2002 and December 31, 2001,
respectively. We regularly review the adequacy of our accounts receivable allowance, considering the size of the accounts receivable aging, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

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

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On May 24, 2002, the Company issued an aggregate of 1,202,463 shares of Series B Convertible Preferred Stock to existing stockholders of the Company in full satisfaction of a preexisting debt owed to such stockholders totaling, in the aggregate, approximately $433,000. Each of such stockholders is and was at the time of issuance an accredited investor, as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The detailed description of the transaction set forth in Note F to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-QSB is incorporated herein by reference.

    Each share of Series B Convertible Preferred Stock may be converted at any time, at the option of the holders and for no additional consideration, into two shares of the Company's common stock, and each share automatically converts into two shares of the Company's common stock upon the closing of the merger with Avatech Solutions, Inc. Each share of Series B Convertible Preferred Stock is entitled to two votes (on an as-converted basis) on all matters submitted to the stockholders of the Company for a vote. As of the date hereof, the holders of the Series B Convertible Preferred Stock represent approximately 16% of the outstanding votes. The Series B Convertible Preferred Stock ranks ahead of the Company's common stock as to payment of dividends and amounts payable upon liquidation, dissolution or winding-up, and therefore could adversely affect the holders of common stock with respect to such payments. The aggregate liquidation preference is equal to approximately $433,000, which represents the original aggregate investment amount for the Series B Convertible Preferred Stock.

    The issuance of the Series B Convertible Preferred Stock was exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act, including Rule 506 of Regulation D promulgated thereunder. The Company did not engage in any advertising or general solicitation in connection with the sale of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

             EXHIBIT NO.                            EXHIBIT DESCRIPTION
        ---------------------   ------------------------------------------------------------
          3.1      *            Certificate of Designation for Series B Convertible
                                Preferred Stock.

         10.1      **           Agreement and Plan of Merger, dated May 1, 2002, by and
                                among PlanetCAD Inc., Raven Acquisition Corporation and
                                Avatech Solutions, Inc.

         10.2      **           Amendment No. 1 to the Agreement and Plan of Merger, dated
                                May 29, 2002, by and among PlanetCAD Inc., Raven Acquisition
                                Corporation and Avatech Solutions, Inc.

         10.3      *            Series B Preferred Stock Purchase and Exchange Agreement
                                dated May 24, 2002 among the Company and the purchasers set forth on Schedule 1 thereto

------------------------

       * Incorporated by reference to the Company's current report on From 8-K filed May 28, 2002.

       ** Incorporated by reference to Annex A of the Company's Registration Statement on Form S-4/A, File No. 333-89386, filed July 17, 2002.

    (b) Reports on Form 8-K filed during the second quarter 2002:

       Form 8-K, dated May 2, 2002, providing notice of the Company's intent to consummate a merger transaction with Avatech Solutions, Inc.

       Form 8-K, dated May 28, 2002, providing notice of the Company's issuance of 1,202,463 shares of Series B Convertible Preferred Stock.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PLANETCAD INC.

Date: August 14, 2002                                  By:  /s/ DAVID HUSHBECK
                                                            ----------------------------------------
                                                            Name: David Hushbeck
                                                            Title: PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                            AND DIRECTOR

Date: August 14, 2002                                  By:  /s/ JOY GODESIABOIS
                                                            ----------------------------------------
                                                            Name: Joy Godesiabois
                                                            Title: CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                            OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.                            EXHIBIT DESCRIPTION
---------------------   ------------------------------------------------------------
  3.1      *            Certificate of Designation for Series B Convertible
                        Preferred Stock.

 10.1      **           Agreement and Plan of Merger, dated May 1, 2002, by and
                        among PlanetCAD Inc., Raven Acquisition Corporation and
                        Avatech Solutions, Inc.

 10.2      **           Amendment No. 1 to the Agreement and Plan of Merger, dated
                        May 29, 2002, by and among PlanetCAD Inc., Raven Acquisition
                        Corporation and Avatech Solutions, Inc.

 10.3      *            Series B Preferred Stock Purchase and Exchange Agreement
                        dated May 24, 2002 among the Company and the purchasers set forth on Schedule 1 thereto

------------------------

* Incorporated by reference to the Company's current report on From 8-K filed May 28, 2002.

** Incorporated by reference to Annex A of the Company's Registration Statement on Form S-4/A, File No. 333-89386, filed July 17, 2002.