Form 10KSB/A
period 2001-12-31
PLANETCAD INC
filed 2002-08-21
CIK 852437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                 FORM 10-KSB/A

                                AMENDMENT NO. 3

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price per share as reported on the American Stock Exchange on March 14, 2002 was $1,587,000.*

    The number of shares of common stock outstanding on July 31, 2002 was 12,462,858.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PLANETCAD INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

Item    1  Description of Business.....................................      1
Item    2  Description of Property.....................................     11
Item    3  Legal Proceedings...........................................     12
Item    4  Submission of Matters to a Vote of Security Holders.........     12

                                     PART II

Item    5  Market for Common Equity and Related Stockholder Matters....     12
Item    6  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     12
Item    7  Financial Statements........................................     22
Item    8  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................

                                    PART III

Item    9  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act.......................................................     39
Item   10  Executive Compensation......................................     41
Item   11  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................     44
Item   12  Certain Relationships and Related Transactions..............     46
Item   13  Exhibits, List and Reports on Form 8-K......................     50

           Signatures..................................................     54

    PlanetCAD Inc. and the names of all other products and services of PlanetCAD used herein are trademarks or registered trademarks of PlanetCAD Inc. All other product and service names used are trademarks or registered trademarks of their respective owners.

    THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND
SECTION 27A OF THE SECURITIES ACT OF 1933) THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY OUR MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS, FINANCIAL CONDITION AND COMMON STOCK" ON PAGES 7 THROUGH 11. UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. HOWEVER, YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON
FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

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

-          DesignQA-Registered DesignQA detects, assesses, corrects and prevents product
           Trademark-:     development problems caused by inaccurate, incomplete or
                           inconsistent design modeling practices.

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

    SCS--ENVOY SOLUTION

    Our SCS--Envoy supply chain solution software provides users with a tool that automatically converts, translates, packages and communicates business information and engineering data from the end-user or OEM to their supply chain. This automatic processing, packaging and communication enables the supply chain manufacturer to view, quality check and manipulate accurate data received electronically from the end-user or OEM. Additionally, manufacturers with access to our supply chain solution can send, receive and collaborate with anyone in the supply chain instantly, with accurate real-time information, anywhere in the world. We first released our SCS--Envoy product in late January, and as of July 31, 2002, had not made any sales.

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

    WE ARE IMPLEMENTING A NEW AND UNPROVEN BUSINESS MODEL THAT MAY NEVER BE SUCCESSFUL.

    Our business model of providing products and services to reduce cycle time for supply chain manufacturers is new and unproven and may never be successful. The success of the business plan depends on a number of factors. These factors include:

    - competition from other supply chain management software developers;

    - size of information technology budgets for the purchase of our enterprise software solutions and services;

    - confidence in our long-term strength as a service provider;

    - our ability to introduce and sell our products, specifically SCS--Envoy, to supply chain manufacturers of our existing customers;

    - our ability to differentiate our product offerings, specifically SCS--Envoy, from those of our competitors; and

    - our ability to continue to differentiate and support our PrescientQA-TM-line of products.

    OUR FAILURE TO DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS MAY REDUCE REVENUE AND ENDANGER OUR VIABILITY.

    We will need to develop new products and enhance existing products, services and software that stimulate and satisfy customer demand. If we fail to achieve these objectives, any decline in sales of existing products, services and software will reduce revenue and may eventually jeopardize our viability.

    OUR INABILITY TO RAISE ADDITIONAL CAPITAL ON FAVORABLE TERMS OR AT ALL MAY LIMIT OUR ABILITY TO DEVELOP OUR BUSINESS, WHICH COULD RESULT IN DECLINING REVENUES AND STOCK PRICE.

    We may need to raise additional capital to fund operating losses, develop and enhance our services and products, fund expansion, respond to competitive pressures or acquire complementary products, businesses or technologies. We may not be able to raise additional financing on favorable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences or privileges senior to those of our common stock. If we cannot raise adequate funds on acceptable terms, our ability to fund growth, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures will be significantly limited. In that event, our business could be harmed by declining sales and revenue, our operating results and financial condition would be adversely affected and the market price for our common stock could decline.

    IF OUR SUPPLY CHAIN MANAGEMENT SOFTWARE IS NOT WIDELY ACCEPTED BY THE MARKETPLACE, OUR REVENUE AND STOCK MAY DECLINE.

    The market for SCS--Envoy, our supply chain management software, and our related services is at an early stage of development. Our success depends on a significant number of buying organizations and marketplaces implementing our products and services. The implementation of our products by these organizations is often perceived as complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our products and services will depend in large part on our ability to use our existing customers as reference accounts. Unless a critical mass of buying organizations, their suppliers and marketplaces adopt our supply chain management solutions, our products and services may not achieve widespread market acceptance and our business could be materially adversely affected by declining or no revenues and declining stock price. We began marketing SCS--Envoy in late January 2002 and, as of July 31, 2002, have not made any sales.

    OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO ASCERTAIN OUR FUTURE PROSPECTS FOR REVENUE GROWTH AND PROFITABILITY.

    Although we have existed since July 1986, the PlanetCAD division was not introduced until June 1999 and its first PlanetCAD application service was not launched until November 1999. In November of the following year, we sold our component software division, the division around which we were founded, to a wholly-owned subsidiary of Dassault Systemes Corp. Since that time, with the acquisition in June 2001 of our supply chain management application services capabilities, we have changed the focus of our operations from providing Web-based applications services to providing cycle time reduction services and solutions for the manufacturing supply chain. The limited history and continuing evolution of our operations makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited resources attempting to use technology to change long-established businesses and consumer behavior. These risks and uncertainties are discussed throughout this section.

    If we fail to address these risks and uncertainties, we may be unable to grow our business, increase our revenue or become profitable.

    OUR INABILITY TO COMPETE WITH COMPETITORS WITH SUPERIOR RESOURCES MAY CAUSE OUR REVENUES AND STOCK PRICE TO DECLINE SIGNIFICANTLY.

    The markets for our products and services are highly competitive, rapidly changing and subject to constant technological innovation. Participants in these markets face constant pressure to accelerate the release of new products, enhance existing products, introduce new product features and reduce prices. Most of our competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than we do. Accordingly, we may be unable to compete effectively in our markets and as a result, our revenues and stock price may decline significantly.

    OUR REVENUE MAY FLUCTUATE AND DECLINE BECAUSE OF THE EFFECT OF CHANGING ECONOMIC CONDITIONS ON OUR CUSTOMERS.

    Our operating results can vary significantly based upon the impact of changes in economic conditions on our customers. More specifically, the macro-economic environment of 2001 proved more uncertain than in recent prior periods. The revenue growth and profitability of our business depends on the overall demand for supply chain management software and services, particularly in the markets in which we compete. Because our sales are primarily to corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenue and lower growth rates. Customers may defer or reconsider purchasing our products if they experience a downturn in their business or if there is a downturn in the general economy.

    OUR PRODUCTS MAY CONTAIN UNDETECTED ERRORS THAT COULD HARM OUR SALES AND REVENUE AND RESULT IN INCREASED OPERATING EXPENSES AND LIABILITIES.

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

    IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW AND SUCCESSFUL PRODUCTS IN A TIMELY MANNER WE WILL NOT BE ABLE TO EFFECTIVELY COMPETE IN THE MARKETPLACE AND WILL SUFFER A DECLINE IN REVENUE.

    We compete in an industry continuously faced with evolving standards and rapid technological developments. New products are introduced frequently and customer requirements change with technology developments. Delays in product development may adversely affect our ability to compete with other providers. Negative reviews of new products or product versions could also materially adversely affect market acceptance. We have experienced delays in the development of certain new products and product versions. Additionally, we use third party development partners to facilitate the development of product enhancements and extensions, which could result in delays in product development.

    OUR INABILITY TO EFFICIENTLY COMPLETE OR INTEGRATE RECENT ACQUISITIONS OR FUTURE STRATEGIC ACQUISITIONS MAY DIVERT MANAGEMENT RESOURCES AWAY FROM BUSINESS OPERATIONS AND CAUSE GREATER EXPENSES AND DECREASED REVENUES AND SALES.

    In June 2001, we completed the acquisition of our supply chain management software solutions. In the future, we may find it necessary or desirable to acquire additional complementary businesses, products or technologies. Integrating our recent product acquisition and completing any future acquisition could cause significant diversions of management time and resources. Managing acquired businesses entails numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management's attention and the potential loss of key employees or customers of acquired operations. We may not be able to effectively integrate any such acquisitions, and our failure to do so could result in significant expenses and lost revenue.

    IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR ABILITY TO COMPETE WILL SUFFER.

    Our proprietary technologies are critical to our success and ability to compete. We rely on trade secret and copyright laws to protect our proprietary technologies, but our efforts may be inadequate to protect these proprietary rights. Further, effective trade secret and copyright protection may not be available in all foreign countries. The unauthorized misappropriation of our technology could have a material adverse effect on our ability to compete. In addition, if we resort to legal proceedings to enforce our proprietary rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

    WE MAY INADVERTENTLY INFRINGE ON THIRD PARTY PROPRIETARY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION, REDUCED SALES AND REVENUE AND A DECLINE IN THE PRICE OF OUR STOCK.

    We also may be subject to claims alleging that we have infringed third party proprietary rights. Litigating such claims, whether meritorious or not, is costly. The expenditure of such costs, and the accompanying diversion of management time to such litigation, may cause a decrease in attention to sales and product development and a corresponding decrease in revenue. These claims might require us to enter into royalty or license agreements with terms unfavorable to us. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products or redesign or discontinue such products, any of which could materially reduce our sales and revenue and cause a decline in the market price for our common stock.

    OUR CERTIFICATE OF INCORPORATION, BYLAWS AND ANTI-TAKEOVER PROTECTIONS COULD DELAY OR PREVENT AN ACQUISITION OR SALE OF US AND THUS, PREVENT OUR STOCKHOLDERS FROM RECEIVING ANY POTENTIAL BENEFIT FROM AN OFFER TO ACQUIRE US.

    Our charter and bylaws, as well as the General Corporation Law of the State of Delaware, may deter, discourage or make more difficult a change in control, even if such a change in control would benefit our stockholders. As a result, stockholders may be unable to receive any economic or other benefit contained in any proposal. In particular, our board of directors may issue preferred stock having such designations, rights and preferences as they determine; only stockholders owning not less than two-thirds of the outstanding shares may call special meetings of stockholders; advance notice is required for presentation of new business and nominations of directors at meetings of stockholders; and our bylaws may be amended only by the board of directors or by the holders of two-thirds of the outstanding our voting stock.

    In addition, under our stockholder rights plan, in general, if a person or group acquires more than 15% of the outstanding shares of our common stock, all of our other stockholders would have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of that acquiring person or group. The proposed merger with

Avatech Solutions, Inc. will not cause the distribution or triggering of these rights. Finally, under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction.

    THE HIGH VOLATILITY OF OUR STOCK PRICE COULD MATERIALLY AND ADVERSELY AFFECT THE PRICE OF OUR STOCK.

    The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price may include:

    - fluctuations in our sales or operating results;

    - announcements of technological innovations or new software standards by us or our competitors;

    - published reports of securities analysts;

    - developments in patent or other proprietary rights;

    - changes in our relationships with development partners; and

    - general market conditions, especially regarding the general performance of comparable technology stocks.

    Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

    BARRIERS TO DOING BUSINESS IN INTERNATIONAL MARKETS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE ABROAD AND MAY ACCORDINGLY ADVERSELY AFFECT PROFITABILITY.

    Our ability to sell our products and services in international markets will depend in part on risks inherent in doing business on an international level. Factors that may affect our international expansion efforts include: uncertainties concerning territorial rights to software; non-uniform copyright laws; export restrictions; longer payment cycles; ability to attract, maintain and effectively manage our non-U.S. reselling partners; collection problems; political and economic instability; and potentially adverse tax consequences. Our inability to compete effectively and be successful in international markets may negatively impact our revenues and our profitability.

    OUR DEPENDENCE UPON A SMALL NUMBER OF CUSTOMERS MEANS THAT THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS COULD CAUSE OUR REVENUES TO DECLINE MATERIALLY.

    We strategically focuses our marketing efforts on developing long-term relationships with large and multinational companies in targeted industries. As a result, we derive approximately 40 percent of our revenues from 10 customers. The loss of one or more of our significant customers could cause our revenues to decline materially. We cannot assure you that we will not become more dependent on a few significant customers, that we will be able to retain any of our largest customers, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such customers or programs with customers or programs that generate a comparable amount of profits.

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

    As of July 31, 2002, there were approximately 113 holders of record of our common stock.

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

    - RELEASE OF SCS--ENVOY. On January 22, 2002, we launched our first commercially available version of our supply chain management software, SCS--Envoy, which is an enterprise interoperability solution that streamlines the handling, security and transmission of all manufacturing data so that it can be distributed rapidly throughout the supply chain.
      SCS--Envoy is specifically created to handle all enterprise data distribution processes, including engineering and product data, database information, financial and procurement information to multiple authorized recipients while reducing the "down time" of lengthy manual processes. We believe our solution addresses the remaining areas in manufacturing that cause manufacturing delays, reducing costs and decreasing time-to-market, and addresses the critical need to get the right data out to the right people in a format that can be used immediately. As of July 31, 2002, we have not made any sales of our SCS--Envoy product.

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

ITEM 7. FINANCIAL STATEMENTS

                                 PLANETCAD INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     23

Financial Statements:

  Consolidated Balance Sheet, as of December 31, 2001.......     24

  Consolidated Statements of Operations, for the years ended
    December 31, 2001 and 2000..............................     25

  Consolidated Statements of Stockholders' Equity, for the
    years ended December 31, 2001 and 2000..................     26

  Consolidated Statements of Cash Flows, for the years ended
    December 31, 2001 and 2000..............................     27

  Notes to Consolidated Financial Statements................     28

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

 (7) Mr. Sowar's employment as our Vice President, Engineering and Chief Technology Officer terminated effective October 1, 2001.

 (8) Amount paid was based on an annual salary of $200,000 and includes the value of accrued and unused vacation time ($11,538) and a loan payable to us in the amount of $34,688 that PlanetCAD forgave under the terms of a separation and release agreement entered into with Mr. Sowar in October 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information regarding the ownership of our common stock as of July 31, 2002 by (i) each director, (ii) each of the executive officers named in the summary compensation table, (iii) all of such named executive officers and directors as a group, and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

                                                                     BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS OF                                           --------------------------------------
BENEFICIAL OWNER                                              NUMBER OF SHARES   PERCENT OF TOTAL(2)
-------------------                                           ----------------   -------------------
PCD Investments, LLC(3) ....................................     1,863,809              12.54%
  1871 Folsom Street, Suite 106
  Boulder, CO 80302
Dassault Systemes Corp.(4) .................................     1,353,369               8.89%
  9 Quai Marcel Dassault
  BP 310
  2150 Suresnes Cedex, France
New York Life Insurance Company(5) .........................       918,871               6.18%
  51 Madison Avenue, Room 206
  New York, New York 10010
Eugene J. Fischer(6) .......................................     1,511,961               9.78%
  3000 Sand Hill Road
  Building 1, Suite 290
  Menlo Park, CA 94025
Capstone Ventures SBIC, L.P.(7) ............................     1,484,426               9.73%
  3000 Sand Hill Road
  Building 1, Suite 290
  Menlo Park, CA 94025
The Roser Partnership III, SBIC, L.P.(8) ...................     1,196,726               7.91%
  1105 Spruce Street
  Boulder, CO 80302
Richard M. Sowar(9).........................................       451,968               2.98%
Jim Bracking(10)............................................       125,000                  *
Philip E. Barak(11).........................................        66,059                  *
H. Robert Gill(12)..........................................        48,000                  *
Joy M. Godesiabois(13)......................................        41,667                  *
James A. Fanella(14)........................................        15,000                  *
David W. Hushbeck(15).......................................        31,250                  *
All executive officers and directors as a group (eight
  persons)(16)..............................................     2,290,905              14.24%

------------------------

*   Less than one percent.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options and warrants currently exercisable within 60 days of July 31, 2002, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

 (2) Percentage of ownership is based on 14,867,784 shares of common stock outstanding as of July 31, 2002, which includes 2,404,926 shares of common stock to be issued on the conversion of PlanetCAD's Series B Convertible Preferred Stock.

 (3) PCD Investments, LLC, Eric A. Weissmann and Gary M. Jacobs have together filed a Schedule 13D pursuant to which they report sole or shared voting and investment power over an aggregate of 1,863,809 shares owned as of July 17, 2002.

 (4) Includes 348,538 shares underlying convertible preferred stock and 173,913 shares of common stock issuable upon exercise of outstanding warrants. Dassault Systemes Corp. shares voting and dispositive power with Dassault Systemes of America Corp. and Dassault Systemes S.A.

 (5) New York Life Insurance Company has sole voting and dispositive power with respect to its PlanetCAD common stock.

 (6) Includes 27,535 shares subject to stock options that are exercisable within 60 days of July 31, 2002, 786,856 shares held of record by Capstone Ventures SBIC, L.P. (including 609,944 shares underlying convertible preferred stock) and 392,598 shares of common stock issuable upon exercise of outstanding warrants held by Capstone. Mr. Fischer is the president of the general partner of Capstone. Mr. Fischer shares voting and dispositive power with respect to the shares held by Capstone with Barbara L. Santry.

 (7) Includes 609,944 shares underlying convertible preferred stock and 392,598 shares of common stock issuable upon exercise of outstanding warrants.

 (8) Includes 522,812 shares underlying convertible preferred stock and 260,870 shares of common stock issuable upon exercise of outstanding warrants. James L.D. Roser and Christopher W. Roser share voting and dispositive power with respect to the shares held by the Roser Partnership III, SBLC, L.P.

 (9) Includes 230,833 shares subject to stock options that are exercisable within 60 days of July 31, 2002 and 33,332 shares of common stock held in custodian accounts for the benefit of his children. Mr. Sowar disclaims beneficial ownership of the 33,332 shares of common stock held in custodian accounts for the benefit of his children.

(10) Includes 125,000 shares subject to stock options that are exercisable within 60 days of July 31, 2002.

(11) Includes 52,500 shares subject to stock options that are exercisable within 60 days of July 31, 2002.

(12) Includes 48,000 shares subject to stock options that are exercisable within 60 days of July 31, 2002.

(13) Includes 41,667 shares subject to stock options that are exercisable within 60 days of July 31, 2002.

(14) Includes 15,000 shares subject to stock options that are exercisable within 60 days of July 31, 2002.

(15) Includes 31,250 shares subject to stock options that are exercisable with 60 days of July 31, 2002.

(16) Includes 609,944 shares underlying convertible preferred stock and an aggregate of 964,383 shares subject to warrants and stock options that are exercisable within 60 days of July 31, 2002.

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

       10.27++++        Agreement of Lease between OTR and the Registrant dated
                        July 28, 2000

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.28++++^       Separation and Release Agreement between the Registrant and
                        R. Bruce Morgan dated December 28, 2000

       10.29~           Asset Purchase Agreement among the Registrant, Capstone
                        Ventures SBIC, L.P. and AI Research Corporation dated
                        June 1, 2001

       10.30~~~^        Separation and Release Agreement between the Registrant and
                        Richard M. Sowar effective as of October 1, 2001

       10.31~~^         Change in Control Agreement between the Registrant and
                        David W. Hushbeck dated November 2001

       10.32~~^         Change in Control Agreement between the Registrant and
                        Joy M. Godesiabois dated November 2001

       10.33~~^#        Change in Control Agreement between the Registrant and Jim
                        Bracking dated November 2001

       10.34~~~^        Separation and Release Agreement between the Registrant and
                        Jim Bracking effective as of January 25, 2002

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

~~~   Filed as exhibits to Amendment No. 2 of this Form 10-KSB on
      July 17, 2002.

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

Date: August 21, 2002                       PLANETCAD INC.

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

Date: August 21, 2002                       By:                /s/ DAVID HUSHBECK
                                                   -----------------------------------------
                                            Name:  David Hushbeck
                                            Title: DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE
                                                   OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)

Date: August 21, 2002                       By:               /s/ JOY GODESIABOIS
                                                   -----------------------------------------
                                            Name:  Joy Godesiabois
                                            Title: CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                   OFFICER)

Date: August 21, 2002                       By:              /s/ EUGENE J. FISCHER
                                                   -----------------------------------------
                                            Name:  Eugene J. Fischer
                                            Title: CHAIRMAN OF THE BOARD OF DIRECTORS

Date: August 21, 2002                       By:                /s/ H. ROBERT GILL
                                                   -----------------------------------------
                                            Name:  H. Robert Gill
                                            Title: DIRECTOR

Date: August 16, 2002                       By:               /s/ PHILIP E. BARAK
                                                   -----------------------------------------
                                            Name:  Philip E. Barak
                                            Title: DIRECTOR

Date: August 21, 2002                       By:               /s/ JAMES A. FANELLA
                                                   -----------------------------------------
                                            Name:  James A. Fanella
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

       10.26++++        Lease Agreement between Flatirons North, LLC and the
                        Registrant dated June 9, 2000

       10.27++++        Agreement of Lease between OTR and the Registrant dated
                        July 28, 2000

       10.28++++^       Separation and Release Agreement between the Registrant and
                        R. Bruce Morgan dated December 28, 2000

       10.29~           Asset Purchase Agreement among the Registrant, Capstone
                        Ventures SBIC, L.P. and AI Research Corporation dated
                        June 1, 2001

       10.30~~~^        Separation and Release Agreement between the Registrant and
                        Richard M. Sowar effective as of October 1, 2001

       10.31~~^         Change in Control Agreement between the Registrant and David
                        W. Hushbeck dated November 2001

       10.32~~^         Change in Control Agreement between the Registrant and Joy
                        M. Godesiabois dated November 2001

       10.33~~^#        Change in Control Agreement between the Registrant and Jim
                        Bracking dated November 2001

       10.34~~~^        Separation and Release Agreement between the Registrant and
                        Jim Bracking effective as of January 25, 2002

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

+++                     Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 21, 2000.

++++                    Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 2, 2001.

~                       Incorporated by reference to the Registrant's Quarterly
                        Report on Form 10-QSB filed on August 14, 2001.

~~                      Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 1, 2002.

~~~                     Filed as exhibits to Amendment No. 2 of this Form 10-KSB on
                        July 17, 2002.

#                       Denotes terminated agreement.

^ Denotes management contract or compensatory plan or arrangement.