Form 10QSB/A
period 2002-03-31
PLANETCAD INC
filed 2002-08-21
CIK 852437

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2002, there were outstanding 12,462,858 shares of the Registrant's Common Stock (par value $0.01 per share).

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                         PLANETCAD INC. AND SUBISIDIARY
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets,
          December 31, 2001 and March 31, 2002........................      3

          Unaudited Condensed Consolidated Statements of Operations,
          three months ended March 31, 2002 and 2001..................      4

          Unaudited Condensed Consolidated Statements of Cash Flows,
          three months ended March 31, 2002 and 2001..................      5

          Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     11

PART II.  OTHER INFORMATION...........................................     15

Signatures............................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                         PLANETCAD INC. AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   -------------
                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  4,259      $  5,411
  Accounts receivable, net of allowance of $254 and $203 in
    2002 and 2001, respectively.............................        495           664
  Prepaid expenses and other................................        146           154
                                                               --------      --------
    Total current assets....................................      4,900         6,229
Equipment, net..............................................        720           866
Purchased computer software and other intangibles, net......        631           691
Other assets................................................        144           146
                                                               --------      --------
                                                               $  6,395      $  7,932
                                                               ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $    305      $    326
  Accrued expenses..........................................        780           964
  Deferred revenue..........................................        702           585
                                                               --------      --------
    Total current liabilities...............................      1,787         1,875
                                                               --------      --------
Stockholders' Equity:
  Common stock, $.01 par value; 22,500,000 shares
    authorized; 12,443,545 and 12,427,626 shares issued and
    outstanding in 2002 and 2001, respectively..............        124           124
  Additional paid-in capital................................     36,067        36,064
  Accumulated deficit.......................................    (31,583)      (30,131)
                                                               --------      --------
    Total stockholders' equity..............................      4,608         6,057
                                                               --------      --------
                                                               $  6,395      $  7,932
                                                               ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenue:
  License fees..............................................  $    40    $   123
  Services..................................................      270        214
                                                              -------    -------
    Total revenue...........................................      310        337
                                                              -------    -------
Cost of revenue:
  License fees..............................................       10        176
  Services..................................................      142        273
                                                              -------    -------
    Total cost of revenue...................................      152        449
                                                              -------    -------
Gross profit (loss).........................................      158       (112)
                                                              -------    -------
Operating expenses:
  Sales and marketing.......................................      328        545
  Research and development..................................      482      1,410
  General and administrative................................      823      1,128
                                                              -------    -------
    Total operating expenses................................    1,633      3,083
                                                              -------    -------
    Loss from operations....................................   (1,475)    (3,195)
                                                              -------    -------
Interest income.............................................       23        241
                                                              -------    -------
    Loss from continuing operations.........................   (1,452)    (2,954)
Income from discontinued operations, net of tax.............       --        447
                                                              -------    -------
    Net loss................................................  $(1,452)   $(2,507)
                                                              =======    =======
Earnings (loss) per common share, basic and diluted:
  Continuing operations.....................................  $ (0.12)   $ (0.24)
  Discontinued operations...................................  $    --    $  0.04
                                                              -------    -------
    Net loss per share......................................  $ (0.12)   $ (0.20)
                                                              =======    =======
Weighted average shares outstanding, basic and diluted......   12,436     12,406

See accompanying notes to unaudited condensed consolidated financial statements.

                         PLANETCAD INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(1,452)   $(2,507)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................      238        239
    Bad debt reserve........................................       51         93
    Loss on disposal of equipment...........................        6         --
    Changes in operating assets and liabilities, excluding
      effects of business combinations:
      Accounts receivable...................................      118        386
      Prepaid expenses and other............................       10        341
      Accounts payable......................................      (21)    (1,458)
      Accrued expenses......................................     (184)    (1,309)
      Deferred revenue......................................      117         60
                                                              -------    -------
        Net cash used by operating activities...............   (1,117)    (4,155)
                                                              -------    -------
Cash flows from investing activities:
  Additions to equipment....................................       --        (93)
  Additions to purchased computer software..................      (38)      (105)
                                                              -------    -------
        Net cash used by investing activities...............      (38)      (198)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............        3          6
                                                              -------    -------
        Net cash provided by financing activities...........        3          6
                                                              -------    -------
        Net decrease in cash and cash equivalents...........   (1,152)    (4,347)
Cash and cash equivalents at beginning of period............    5,411     18,310
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 4,259    $13,963
                                                              =======    =======
  Cash paid for income taxes................................  $    --    $    70
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

                         PLANETCAD INC. AND SUBUSIDIARY

                                 MARCH 31, 2002

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share items):

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Numerator:
  Loss from continuing operations.........................  $(1,452)   $(2,954)
                                                            =======    =======
  Income from discontinued operations.....................       --        447
                                                            =======    =======
    Net loss..............................................  $(1,452)   $(2,507)
                                                            =======    =======
Denominator:
Historical common shares outstanding for basic and diluted
  loss per share at the beginning of the three month
  period..................................................   12,428     12,402
Weighted average number of common equivalent shares issued
  during the three month period...........................        8          4
                                                            -------    -------
Denominator for basic and diluted loss per share weighted
  average shares..........................................   12,436     12,406
Basic and diluted earnings (loss) per share:
  Continuing operations...................................  $ (0.12)   $ (0.24)
  Discontinued operations.................................       --       0.04
                                                            -------    -------
Net loss..................................................  $ (0.12)   $ (0.20)
                                                            =======    =======

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

                         PLANETCAD INC. AND SUBUSIDIARY

                                 MARCH 31, 2002

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

                         PLANETCAD INC. AND SUBUSIDIARY

                                 MARCH 31, 2002

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

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  2001
                                                              ------------
Revenue.....................................................     $  --
Cost of revenue.............................................        --
                                                                 -----
Gross profit................................................        --
Operating expenses..........................................      (456)
                                                                 -----
  Operating income from discontinued operations.............       456
Other income (expense)......................................        --
                                                                 -----
  Income (loss) from discontinued operations before income
    taxes...................................................       456
Income tax expense..........................................        (9)
                                                                 -----
  Income (loss) from discontinued operations................     $ 447
                                                                 =====

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

                         PLANETCAD INC. AND SUBUSIDIARY

                                 MARCH 31, 2002

H. INTANGIBLE ASSETS

    Intangible assets as of March 31, 2002 and December 31, 2001, consisting solely of purchased software, were as follows:

                                                 MARCH 31, 2002    DECEMBER 31, 2001
                                                 ---------------   ------------------
                                                 (IN THOUSANDS)      (IN THOUSANDS)
Gross capitalized software.....................       $1,265             $1,227
Accumulated amortization.......................         (634)              (536)
                                                      ------             ------
Net capitalized software.......................       $  631             $  691
                                                      ======             ======

    Amortization expense related to intangible assets totaled $99,000 and $105,000 for the three-months ended March 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

Remainder of 2002...........................................  $311
2003........................................................   320
                                                              ----
Total.......................................................  $631
                                                              ====

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                                                    PAYMENTS DUE BY PERIOD
                                                                        (IN THOUSANDS)
                                                    -------------------------------------------------------
                                                               LESS THAN                           AFTER 5
CONTRACTUAL CASH OBLIGATIONS                         TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS    YEARS
----------------------------                        --------   ---------   ---------   ---------   --------
Operating Lease Obligations.......................   $2,210      $462       $1,428       $320        $ --
Other Long-Term Obligations.......................   $   --      $ --       $   --       $ --        $ --
                                                     ------      ----       ------       ----        ----
  Total Contractual Cash Obligations..............   $2,210      $462       $1,428       $320        $ --
                                                     ======      ====       ======       ====        ====

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

    a)  Exhibits

             EXHIBIT
              NUMBER                            DESCRIPTION
             --------   ------------------------------------------------------------
             10.1*^     Separation and Release Agreement between the Registrant and
                        Jim Bracking effective as of January 25, 2002.
             10.2**     Rights Agreement between the Registrant and Wells Fargo Bank
                        Minnesota, N.A., as Rights Agent, dated as of March 11,
                        2002.

------------------------

           * Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, Amendment No. 2, filed on July 17, 2002

           ** Incorporated by reference to the Registrant's Registration Statement on Form 8-K filed on March 11, 2002

           ^  Denotes management contract or compensatory plan or arrangement

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

                                                       PLANETCAD INC.

Date: August 21, 2002                                  By:    /s/ DAVID HUSHBECK
                                                              --------------------------------------
                                                       Name:  David Hushbeck
                                                       Title: President, Chief Executive Officer and
                                                              Director

Date: August 21, 2002                                  By:    /s/ JOY GODESIABOIS
                                                              --------------------------------------
                                                       Name:  Joy Godesiabois
                                                       Title: Chief Financial Officer (Principal
                                                              Accounting and Financial Officer)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.1*^                  Separation and Release Agreement between the Registrant and
                        Jim Bracking effective as of January 25, 2002.

10.2**                  Rights Agreement between the Registrant and Wells Fargo Bank
                        Minnesota, N.A., as Rights Agent, dated as of March 11,
                        2002.

------------------------

* Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, Amendment No. 2 filed on July 17, 2002

** Incorporated by reference to the Registrant's Registration Statement on Form 8-K filed on March 11, 2002

^  Denotes management contract or compensatory plan or arrangement