Form 10QSB
period 2002-09-30
PLANETCAD INC
filed 2002-11-15
CIK 852437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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

                                 (303) 209-9100
                            -------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                            -------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

   As of October 22, 2002, there were outstanding 12,462,858 shares of the registrant's Common Stock (par value $0.01 per share). On October 24, 2002, the Company effected a 20-for-1 reverse stock split. The per share and share numbers discussed herein are pre-split numbers.

   Transitional Small Business Disclosure Format (Check one): Yes / /  No /X/.

                                 PLANETCAD INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets, September 30, 2002 (Unaudited)
              and December 31, 2001....................................................................      1

          Unaudited Condensed Consolidated Statements of Operations, three and nine
              months ended September 30, 2002 and 2001.................................................      2

          Unaudited Condensed Consolidated Statements of Cash Flows, nine
              months ended September 30, 2002 and 2001.................................................      3

          Notes to Unaudited Condensed Consolidated Financial Statements...............................      4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........      7

Item 3.   Controls and Procedures .....................................................................     11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................................................     12

          Signatures...................................................................................     13

          Certifications...............................................................................     14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 PLANETCAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               2002             2001
                                                                                           -------------    ------------
                                                                                            (UNAUDITED)
                                     ASSETS

            Current assets:
                 Cash and cash equivalents...............................................     $   1,314        $   5,411
                 Accounts receivable, net of allowance of $172 and $203 in 2002 and
                     2001, respectively..................................................           207              664
                 Prepaid expenses and other..............................................           632              154
                                                                                              ---------        ---------
                     Total current assets................................................         2,153            6,229
            Equipment, net...............................................................           433              866
            Purchased computer software and other intangibles, net.......................           473              691
            Other assets.................................................................            99              146
                                                                                              ---------        ---------

                 Total assets............................................................     $   3,158        $   7,932
                                                                                              =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
                 Accounts payable........................................................     $     188        $     326
                 Accrued expenses........................................................           357              964
                 Deferred revenue........................................................           490              585
                                                                                              ---------        ---------
                     Total current liabilities...........................................         1,035            1,875
                                                                                              ---------        ---------

            Stockholders' equity:
                 Preferred stock, $.01 par value; 2,500,000 shares authorized;
                     1,202,408 and no shares issued and outstanding  in 2002 and 2001,
                     respectively (liquidation preference of $433)                                  420                -
                 Common stock, $.01 par value; 22,500,000 shares authorized;
                     12,462,858 and 12,427,626 shares issued and outstanding in 2002 and
                     2001, respectively..................................................           125              124
                 Additional paid-in capital..............................................        36,066           36,064
                 Accumulated deficit.....................................................       (34,488)         (30,131)
                                                                                              ---------        ---------
                     Total stockholders' equity..........................................         2,123            6,057
                                                                                              ---------        ---------

                 Total liabilities and stockholders' equity..............................     $   3,158        $   7,932
                                                                                              =========        =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                                       ---------------------     ---------------------
                                                                         2002         2001         2002        2001
                                                                       --------     --------     --------    ---------
            Revenue:
                 License fees.......................................   $     50     $    163     $    183    $     362
                 Services...........................................        262          394          809          909
                                                                       --------     --------     --------    ---------
                     Total revenue..................................        312          557          992        1,271
                                                                       --------     --------     --------    ---------

            Cost of revenue:
                 License fees.......................................         26           85           81          363
                 Services...........................................         84          250          351          824
                                                                       --------     --------     --------    ---------
                     Total cost of revenue..........................        110          335          432        1,187
                                                                       --------     --------     --------    ---------

            Gross profit............................................        202          222          560           84
                                                                       --------     --------     --------    ---------

            Operating expenses:
                 Sales and marketing................................         76          953          696        2,695
                 Research and development...........................        410          963        1,437        3,808
                 General and administrative.........................        978          990        2,825        3,259
                 Restructuring costs................................         --        1,023           --        1,023
                                                                       --------     --------     --------    ---------
                     Total operating expenses.......................      1,464        3,929        4,958       10,785
                                                                       --------     --------     --------    ---------

                     Loss from operations...........................     (1,262)      (3,707)      (4,398)     (10,701)
                                                                       --------     --------     --------    ---------

            Other income:
                 Interest income....................................         12         (220)          41          146
                                                                        --------    ---------    --------    ---------

                     Loss from continuing operations................     (1,250)      (3,927)      (4,357)     (10,555)

            Income from discontinued operations, net of tax                  --           --           --          447
                                                                       --------     --------     --------    ---------

                     Net loss.......................................   $ (1,250)    $ (3,927)    $ (4,357)   $ (10,108)
                                                                       ========     ========     ========    =========

            Deemed dividend related to beneficial
            conversion feature of preferred stock...................         --           --          337           --
                                                                       --------     --------     --------    ---------

            Net loss available to common stockholders...............   $ (1,250)    $ (3,927)    $ (4,694)   $ (10,108)
                                                                       ========     ========     ========    =========

            Earnings (loss) per common share, basic and diluted:
                Continuing operations...............................   $  (0.10)    $  (0.32)    $  (0.38)   $   (0.85)
                Discontinued operations.............................   $     --     $     --     $     --    $    0.04
                                                                       --------     --------     --------    ---------
                        Net loss per share..........................   $  (0.10)    $  (0.32)    $  (0.38)   $   (0.81)
                                                                       ========     ========     ========    =========

                Weighted average shares outstanding, basic and
                  diluted...........................................     12,463       12,419       12,459       12,411

      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER, 30
                                                                          ----------------------
                                                                            2002        2001
                                                                          --------    ---------
            Cash flows from operating activities:
               Net loss...............................................    $ (4,357)   $ (10,108)
               Adjustments to reconcile net loss to net cash used
                 by operating activities:
                 Depreciation and amortization........................         649          865
                 Fixed asset impairment, net..........................          30          115
                 Bad debt reserve.....................................          50           93
                 Changes in operating assets and liabilities:
                   Accounts receivable................................         407          680
                   Prepaid expenses and other.........................        (431)         541
                   Accounts payable...................................        (138)      (2,156)
                   Accrued expenses...................................        (186)        (169)
                   Deferred revenue...................................         (92)         (39)
                                                                          --------    ---------
                     Net cash used by operating activities............      (4,099)     (10,265)
                                                                          --------    ---------

            Cash flows from investing activities:
               Additions to equipment.................................          --         (176)
               Additions to purchased computer software, net..........          --         (311)
                                                                          --------    ---------
                     Net cash used by investing activities............          --         (487)
                                                                          --------    ---------

            Cash flows from financing activities:
               Proceeds from issuance of common stock, net............           2           12
                                                                          --------    ---------

                     Net cash provided by financing activities........           2           12
                                                                          --------    ---------

                     Net decrease in cash and cash equivalents........      (4,097)     (10,740)

            Cash and cash equivalents at beginning of period..........       5,411       18,310
                                                                          --------    ---------

            Cash and cash equivalents at end of period................    $  1,314    $   7,570
                                                                          ========    =========

            Supplemental disclosures:

               Cash paid for income taxes.............................    $     --      $    70
                                                                          ========    =========

            Supplemental disclosure of non-cash investing and
              financing activities:

                  Conversion of accrued expenses to preferred stock...    $    420    $      --
                                                                          ========    =========
                  Common stock warrants issued for assets.............    $     --    $      65
                                                                          ========    =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                                PLANETCAD INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

A.  FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B, Item 310. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to make the financial statements not misleading and for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

    In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. ("Dassault") or its assignee in a cash transaction for $25.0 million, subject to certain price adjustments. The Company completed the sale to Dassault on November 14, 2000. The results of operations of the component software division are presented as discontinued operations.

B.  EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of potential securities. For the three-and nine-month periods ended September 30, 2002 and 2001, diluted loss per share is the same as basic loss per share, as the effect of potential dilutive securities, consisting of common stock options, is antidilutive. For the nine-month periods ended September 30, 2002 and 2001, the impact of potential dilutive securities on the diluted weighted average number of common shares outstanding would have been 101,817 and 51,306, respectively. For the three-month periods ended September 30, 2002 and 2001, the impact of potential dilutive securities on the diluted weighted average number of common shares outstanding would have been 159,505 and 0, respectively.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share items):

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ---------------------------      ----------------------------
                                                          2002            2001             2002             2001
                                                      -----------      ----------      -----------      -----------
      Numerator:
        Loss from continuing operations............   $    (1,095)     $   (3,927)     $    (4,202)     $   (10,555)
                                                      -----------      ----------      -----------      -----------

        Income from discontinued operations........            --              --               --              447
                                                      -----------      ----------      -----------      -----------

            Net loss...............................   $    (1,095)     $   (3,927)     $    (4,202)     $   (10,108)
                                                      ===========      ==========      ===========      ===========

      Denominator:
      Historical common shares outstanding for
      basic and diluted loss per share at
      the beginning of the period..................        12,463          12,419           12,447           12,402
      Weighted average number of common
      equivalent shares issued during the period               --              --               12                9
                                                      -----------      ----------      -----------      -----------

      Denominator for basic and diluted loss
      per share weighted average shares............        12,463          12,419           12,459           12,411
                                                      ===========      ==========      ===========      ===========

      Basic and diluted earnings (loss) per share:
           Continuing operations...................   $     (0.09)     $    (0.32)     $     (0.36)     $     (0.85)
           Discontinued operations.................            --              --               --             0.04
                                                      -----------      ----------      -----------      -----------

      Net loss ....................................   $     (0.09)     $    (0.32)     $     (0.36)     $     (0.81)
                                                      ===========      ==========      ===========      ===========

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

D.  DISCONTINUED OPERATIONS

    On March 31, 2000, the Company had two operating divisions, the PlanetCAD division and the component software division. The component software division, which the Company sold to Dassault on November 14, 2000, develops, markets and supports 3D component software products for the Company's traditional OEM software market segment and for the Company's PlanetCAD division. The PlanetCAD division develops, markets, sells and supports enterprise wide solutions and products directly to end-users. With the acquisition of Prescient in 2000, the Company's PlanetCAD division expanded its product and service offerings with the addition of data analysis products and services. As the Company has consummated the sale of the component software division to Dassault, the results of operations of the Company's component software division have been presented as discontinued operations in the Company's financial statements.

    During the nine-month period ended September 30, 2001, personnel-related expenses that had been previously accrued as part of the phase-out period were written off, resulting in a gain on discontinued operations during the period. Summary unaudited operating results of the discontinued operation were as follows (in thousands):

                                                               Nine months Ended
                                                              September 30, 2001
                                                             --------------------
Revenue  ............................................             $       --

Cost of revenue......................................                     --
                                                                  ----------

Gross profit.........................................                     --

Operating expenses...................................                   (456)
                                                                  ----------

   Operating income from discontinued operations.....                    456

   Income from discontinued operations
        before income taxes..........................                    456
Income tax expense                                                        (9)
                                                                  ----------
              Income from discontinued operations....             $      447
                                                                  ----------

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

F.  SERIES B PREFERRED STOCK

    In February 2000, in a private equity transaction, the Company sold 1.9 million shares of common stock at a price of $3.60 per share, and warrants to purchase 1.2 million shares of common stock at a price of $0.05 per share, for a total purchase price of $6.9 million. In connection with this offering, the Company entered into a registration rights agreement that required the Company to register the shares and the shares underlying the warrants with the Securities and Exchange Commission within twelve months of the date of the transaction. If the Company failed to cause the shares and the shares underlying the warrants to be registered within such period, the Company would be required to pay liquidated damages to the investors at a rate of 10% per annum on the original investment amount. The shares were not registered until December 2001 and as such, the Company recorded $433,000 in respect of the liquidated damages during 2001. On May 1, 2002, the Company reached an agreement with these investors to issue convertible preferred stock in payment for their liquidated damages claims. The conversion price was based on the trailing ten trading day average of the closing stock price for the Company's common stock as reported on the American Stock Exchange ending on April 30, 2002, the last trading day immediately prior to the date upon which agreement was reached. On May 24, 2002, the Company issued 1,202,463 shares of convertible preferred stock to these stockholders, including 304,972 shares to a venture fund with which its chairman of the board, Eugene Fischer, is affiliated. Each share of preferred stock converts into two shares of common stock and there are no provisions for involuntary redemption. The preferred stock was immediately convertible to common stock at the option of the holder and automatically converts to common stock upon the closing of the merger with Avatech Solutions, Inc. A deemed dividend of $337,000 was recorded during the second quarter of this year to reflect the beneficial conversion feature.

G.  PROPOSED MERGER

    On May 1, 2002, the Company, Raven Acquisition Corporation, a wholly owned subsidiary of the Company ("Raven"), and Avatech Solutions, Inc. entered into a merger agreement pursuant to which Raven will merge with and into Avatech Solutions, Inc. and Avatech Solutions, Inc. will survive the merger and become a subsidiary of the Company. Under the terms of the merger agreement, PlanetCAD will issue registered shares of its common stock in exchange for all of the outstanding common stock of Avatech Solutions, Inc. Following the closing of the merger, the current PlanetCAD stockholders will own 25% and Avatech Solutions, Inc.'s stockholders will own 75% of PlanetCAD's outstanding common stock. On August 15, 2002, the Company loaned Avatech Solutions, Inc. $500,000. The Stockholders approved the Merger Agreement and the merger at the annual meeting held on October 14, 2002. While the closing of this merger is subject to certain conditions contained in the merger agreement, the closing is expected to occur on or about November 20, 2002.

H.  INTANGIBLE ASSETS

    Intangible assets as of September 30, 2002 and December 31, 2001, consisting solely of purchased software, were as follows:

                                                         September 30, 2002         December 31, 2001
                                                       ----------------------     ---------------------
                                                                         (in thousands)
Gross capitalized software.......................            $  1,265                    $  1,227
Accumulated amortization.........................                (792)                       (536)
                                                             --------                    --------
Net capitalized software.........................            $    473                    $    691
                                                             ========                    ========

    Amortization expense related to intangible assets totaled $102,000 and $110,000 for the three-months ended September 30, 2002 and 2001, respectively, and $201,000 and $215,000 for the nine months ended September 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 is as follows:

                            Remainder of 2002..........................        $    153
                            2003.......................................             320
                                                                               ---------
                            Total......................................        $    473
                                                                               =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

    In November 2000, the Company's stockholders approved plans to sell the assets of its component software division to Dassault Systemes Corp. or its assignee in a cash transaction for $25.0 million, which sale was consummated on November 14, 2000. In addition, certain cross-licensing agreements for component and Internet technologies were executed as part of the transaction. The results of operations of the Company's component software division are presented as discontinued operations.

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

    Total revenue decreased 44% to $312,000 for the three-month period ended September 30, 2002, as compared to $557,000 for the same three-month period in 2001. In the first nine months of 2002, total revenue decreased 22% to $992,000 from $1,271,000 of revenue recognized in the first nine months of 2001. License revenue decreased 69% to $50,000 in the three-month period ended September 30, 2002, as compared to $163,000 reported for the comparable prior year period. In the first nine months of 2002, license revenue decreased 49% to $183,000 from $362,000 of revenue recognized in the first nine months of 2001. Service revenue decreased 34% to $262,000 for the three-month period ended September 30, 2002, as compared to $394,000 reported for the comparable period in 2001. In the first nine months of 2002, service revenue decreased 11% to $809,000 from $909,000 of revenue recognized in the first nine months of 2001. The decrease in license fees and service revenues is primarily attributable to decreased sales of products and decreased maintenance contract renewals by existing customers.

COST OF REVENUE

    Cost of license fees consists primarily of royalty fees associated with third-party software included with our software and the cost of reproduction and delivery of the software. Cost of license fees was $26,000 and $85,000 for the three-month periods ended September 30, 2002 and 2001, respectively, representing 52% of license revenue for both periods. Cost of license fees was $81,000 and $363,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, representing 44% and 100% of license revenue, respectively. The decreases in cost of license revenue were primarily attributable to a decrease in royalty fees associated with third party software. During 2001, certain agreements had minimum royalty fees, which exceeded the revenue related to product sales.

    Cost of services consists primarily of costs associated with providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases, as well as costs associated with implementation, consulting and training services. Cost of services was $84,000 and $250,000 for the three months ended September 30, 2002 and 2001, respectively, representing 32% and 63% of services revenue, respectively. Cost of services was $351,000 and $824,000 for the nine months ended September 30, 2002 and 2001, respectively, representing 43% and 91% of services revenue, respectively. The decrease in cost of services as a percentage of services revenue and in total dollar amount is attributable to decreased headcount and their related costs.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of personnel costs, commissions, travel, office facilities, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $76,000 and $953,000 for the three months ended September 30, 2002 and 2001, respectively, representing 24% and 171% of total revenue, respectively. Sales and marketing expenses were $696,000 and $2,695,000 for the nine months ended September 30, 2002 and 2001, respectively, representing 70% and 244% of total revenue, respectively. The decrease in sales and marketing expenses as a percentage of total revenue and in total dollar amount is attributable to decreased headcount and the resulting decrease in personnel costs, as well as decreased spending on consultants, travel and facilities costs.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of personnel costs, third party consultant costs, and depreciation of development related assets. Research and development expenses were $410,000 and $963,000 for the three months ended September 30, 2002 and 2001, respectively, representing 131% and 173% of total revenue, respectively. Research and development expenses were $1,437,000 and $3,808,000 for the nine months ended September 30, 2002 and 2001, respectively, representing 145% and 300% of total revenue, respectively. The decrease in research and development expenses as a percentage of revenue and in total dollar amount is attributable to decreased staffing and consulting costs.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include the personnel and other costs of our finance, accounting, human resources, information systems and executive departments, as well as corporate facilities expenses. General and administrative expenses were $978,000 and $990,000 for the three months ended September 30, 2002 and 2001, respectively, representing 313% and 178% of total revenue, respectively. General and administrative expenses were $2,825,000 and $3,259,000 for the nine months ended September 30, 2002 and 2001, respectively, representing 285% and 256% of total revenue, respectively. The decrease in dollar amount of general and administrative expenses during the third quarter is due to decreased staffing and facilities expenses, partially offset by $221,000 in costs related to the prospective Avatech merger. The decrease in general and administrative expenses for the nine month period is due to decreased staffing, facilities and consulting expenses, partially offset by $481,000 of merger related costs.

DISCONTINUED OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002, the Company had $1.3 million in cash and cash equivalents, as compared to $5.4 million in cash and cash equivalents as of December 31, 2001. The decrease of $4.1 million in cash and cash equivalents during the nine months ended September 30, 2002 is primarily attributable to the net loss of $4.4 million, net decrease in accounts payable of $138,000, partially offset by cash inflows from a net decrease in accounts receivable of $407,000 and non-cash expenses of depreciation and bad debts of $699,000. The decrease of $10.7 million in cash and cash equivalents during the nine months ended September 30, 2001 is primarily attributable to the net loss of $10.1 million, net decrease in accounts payable and accrued expenses of $2.3 million, and purchase of $487,000 of fixed assets, including computer software.

Other than disclosed below, we have no other contractual cash obligations or other commercial commitments. As a result, certain tabular disclosures regarding other contractual cash obligations such as long-term debt, capital lease obligations, unconditional purchase obligations and commercial commitments have been omitted.

                                                              Payments Due by Period
                                                                        (in thousands)
                                                                     Less than 1                               After 5
Contractual Cash Obligations                             Total          year        2-3 years    4-5 years      years
----------------------------                         ------------------------------------------------------------------
Operating Lease Obligations                              $  1,977         $  466       $  965        $  546       $  --
Other Long-Term Obligations                                    --             --           --            --          --
                                                     ------------------------------------------------------------------
   Total Contractual Cash Obligations                    $  1,977         $  466       $  965        $  546       $  --
                                                     ==================================================================

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

Accounts receivable is recorded net of allowance for doubtful accounts, totaling $172,000 and $203,000 as of September 30, 2002 and December 31, 2001,
respectively. We regularly review the adequacy of our accounts receivable allowance, considering the size of the accounts receivable, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

INTANGIBLES: We review long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated from the operation of that asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An asset's fair value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We adopted FAS No. 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangibles" as of January 1, 2002. There was no significant impact on the financial results of the Company.

ITEM 3. CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)

                  Exhibits No.        Exhibit Description
                  ----------------    ----------------------
                  10.1 *              Senior Subordinated Promissory Note dated August 15, 2002.
                  10.2 *              Subordination  Agreement  dated as of August 14,  2002 by and among
                                      PlanetCAD Inc., Avatech Solutions,  Inc., Technical  Learningware  Company,
                                      Inc. and The CIT Group/Business Credit, Inc.

                  ----------
                  * Incorporated by reference to the Company's current report on
                    From 8-K filed August 21, 2002.

        (b)       Reports on Form 8-K filed during the third quarter 2002:

                  On August 14, 2002, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

                  On August 21, 2002, the Company filed a current report on Form 8-K under "Item 5. Other Events," and under "Item 9. Regulation FD Disclosure."

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PLANETCAD INC.


Date: November 14, 2002              By:    /s/ David Hushbeck
                                         ---------------------------------------
                                     Name:  David Hushbeck
                                     Title: President, Chief Executive Officer
                                            and Director


Date: November 14, 2002              By:    /s/ Joy Godesiabois
                                         ---------------------------------------
                                     Name:  Joy Godesiabois
                                     Title: Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

                                 CERTIFICATIONS

        I, David Hushbeck, President, Chief Executive Officer and Director of PlanetCAD, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of PlanetCAD, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                 /s/ David Hushbeck
                                 -----------------------------------------------
                                 David Hushbeck
                                 President, Chief Executive Officer and Director

        I, Joy Godesiabois, Chief Financial Officer of PlanetCAD, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of PlanetCAD, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                         /s/ Joy Godesiabois
                                         ---------------------------------------
                                         Joy Godesiabois
                                         Chief Financial Officer

                                  EXHIBIT INDEX

            Exhibits No.      Exhibit Description
            ---------------   ------------------------
            10.1 *            Senior Subordinated Promissory Note dated August 15, 2002.
            10.2 *            Subordination  Agreement  dated as of August  14,  2002 by and among  PlanetCAD  Inc.,  Avatech
                              Solutions, Inc., Technical Learningware Company, Inc. and The CIT Group/Business Credit, Inc.

            ----------------------------
            * Incorporated by reference to the Company's current report on
              From 8-K filed August 21, 2002.