Form 10-Q
period 2002-12-31
AVATECH SOLUTIONS INC
filed 2003-02-14
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-31265

Avatech Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11403-A Cronhill Drive, Owings Mills, MD	21117
(Address of Principal Executive Offices)	(Zip Code)

(410) 902-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value
Preferred Stock, Series A, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common Stock, par value $.01 per share	2,965,958

AVATECH SOLUTIONS, INC.

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	December 31, 2002
	(restated-note 1)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,562	$541,855
Accounts receivable, less allowance of $111,897 at June 30, 2002 and $258,569 at December 31, 2002	4,108,372	3,855,186
Inventory	356,013	305,394
Deferred income taxes	373,000	—
Prepaid Insurance	34,101	451,895
Other prepaid expenses and current assets	79,368	167,504

Total current assets	5,173,416	5,321,834
Property and equipment:
Computer software and equipment	2,664,168	2,935,045
Office, furniture and equipment	778,037	768,034
Leasehold improvements	198,002	308,143

	3,640,207	4,011,222
Accumulated depreciation and amortization	2,889,000	3,128,037

	751,207	883,185
Goodwill	752,920	878,378
Other intangible assets, net of accumulated amortization of $22,889 at December 31, 2002	—	663,111
Other assets	430,870	116,641

Total assets	$7,108,413	$7,863,149

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	December 31, 2002
	(restated-note 1)	(unaudited)
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$3,655,902	$5,047,345
Accrued compensation and related benefits	223,919	278,225
Borrowings under line-of-credit	1,422,901	1,434,202
Note payable to related party	—	500,000
Current portion of long-term debt	500,000	248,388
Deferred revenue	650,511	940,498
Other current liabilities	335,930	170,006

Total current liabilities	6,789,163	8,618,664
Long-term debt	4,057,112	—
Commitments and contingent liabilities	—	—
Minority interest	—	1,525,000
Stockholders’ equity (deficiency):
Common stock, $.01 par value; 4,500,000 shares authorized; 2,220,670 and 2,965,958 shares issued and outstanding at June 30, 2002 and December 31, 2002, respectively	22,207	29,660
Additional paid-in capital	1,698,976	2,976,523
Accumulated deficit	(5,459,045)	(5,286,698)

Total stockholders’ equity (deficiency)	(3,737,862)	(2,280,515)

Total liabilities and stockholders’ equity (deficiency)	$7,108,413	$7,863,149

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2001	2002
	(unaudited)	(unaudited)
Revenues:
Product sales	$4,689,107	$3,537,428
Service revenue	1,443,735	1,807,590
Commission revenue	1,461,787	1,097,005

Total revenue	7,594,629	6,442,023

Cost of revenue:
Cost of product sales	3,180,414	2,337,347
Cost of service revenue	933,298	1,142,937

Total cost of revenue	4,113,712	3,480,284

Gross margin	3,480,917	2,961,739
Other expenses:
Selling, general and administrative	3,038,362	3,200,881
Depreciation and amortization	166,590	194,997
Acquired in-process research and development	—	282,000

Total other expenses	3,204,952	3,677,878

Income (loss) from operations	275,965	(716,139)

Other income (expense):
Interest and other income	6,364	19,553
Minority interest	—	(17,891)
Interest expense	(119,560)	(75,252)

	(113,196)	(73,590)

Income (loss) before income taxes	162,769	(789,729)
Income tax expense	1,084	10,000

Net income (loss)	$161,685	$(799,729)

Earnings (loss) per common share, basic and diluted	$0.07	$(0.33)

Shares used in computation	2,220,670	2,390,790

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2001	2002
	(unaudited)	(unaudited)
Revenues:
Product sales	$9,895,458	$6,904,130
Service revenue	2,908,982	3,313,859
Commission revenue	2,319,198	2,082,770

Total revenue	15,123,638	12,300,759

Cost of revenue:
Cost of product sales	6,582,974	4,581,813
Cost of service revenue	1,826,517	2,075,573

Total cost of revenue	8,409,491	6,657,386

Gross margin	6,714,147	5,643,373
Other expenses:
Selling, general and administrative	6,377,576	6,282,221
Depreciation and amortization	331,872	313,642
Acquired in-process research and development	—	282,000

Total other expenses	6,709,448	6,877,863

Income (loss) from operations	4,699	(1,234,490)

Other income (expense):
Gain on the extinguishment of debt	—	1,960,646
Interest and other income	71,181	24,737
Minority interest	—	(17,891)
Interest expense	(252,612)	(157,655)

	(181,431)	1,809,837

Income (loss) before income taxes	(176,732)	575,347
Income tax expense	22,843	403,000

Net income (loss)	$(199,575)	$172,347

Earnings (loss) per common share, basic and diluted	$(0.09)	$0.07

Shares used in computation	2,220,670	2,390,790

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2001	2002
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(199,575)	$172,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	8,375	44,565
Gain on extinguishment of debt	—	(1,960,646)
Depreciation and amortization	331,871	313,642
Deferred income taxes	—	373,000
Write-off of in-process research and development	—	282,000
Gain on disposal of property and equipment	—	(3,532)
Other	—	1,920
Changes in operating assets and liabilities:
Accounts receivable	1,085,715	363,623
Inventory	23,390	50,619
Prepaid expenses and other current assets	216,433	(394,748)
Accounts payable and accrued expenses	(463,514)	742,899
Accrued compensation and related benefits	(21,225)	(16,988)
Deferred revenue	(102,626)	60,661
Other current liabilities	(14,383)	(165,924)

Net cash provided by (used in) operating activities	864,461	(136,562)

Cash flows from investing activities
Cash received in merger, net of acquisition costs	—	343,445
Purchase of property and equipment	(98,647)	(75,811)
Proceeds from sale of property and equipment	—	3,532

Net cash used in investing activities	(98,647)	271,166

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	15,805,605	13,618,320
Repayments of borrowings under line-of-credit	(16,449,288)	(13,607,019)
Proceeds from issuance of long-term debt	—	1,175,000
Repayments of long-term debt	(8,184)	(1,000,000)
Change in other assets related to financing costs	—	(1,612)

Net cash provided by (used in) financing activities	(651,867)	184,689

Net increase in cash and cash equivalents	113,947	319,293
Cash and cash equivalents—beginning of period	309,621	222,562

Cash and cash equivalents—end of period	$423,568	$541,855

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2002

1. Basis of Presentation

Avatech Solutions, Inc. (“The Company”) provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Current Report on Form 8-K filed on January 31, 2002. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of results for any future period.

As discussed in Note 3, the Company entered into a merger with PlanetCAD Inc. on November 19, 2002 whereby Avatech stockholders received three shares of PlanetCAD for each share of PlanetCAD outstanding on the closing date. On November 19, 2002, PlanetCAD Inc. changed its name to Avatech Solutions, Inc. and assumed the June 30th year-end of Avatech. The merger constitutes a reverse acquisition purchase in which Avatech is treated as the acquiror of PlanetCAD for financial accounting purposes. As a result, the historical capital stock of the Company has been retroactively restated to present as common stock the equivalent number of shares received in the merger and to give effect to the change in par value of the common stock received in the merger.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority-owned subsidiaries. One of the Company’s subsidiaries has issued and outstanding preferred stock, which is accounted for as minority interest. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2002

2. Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Other intangible assets with finite lives will continue to be amortized over their useful lives. The goodwill amortization expense and net income (loss) of the Company for the three and six-months ended December 31, 2001 and 2002 are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2001	2002	2001	2002
Reported net income (loss)	$161,685	$(799,729)	$(199,575)	$172,347
Goodwill amortization, net of income taxes	24,217	—	48,434	—

Adjusted net income (loss)	$185,902	$(799,729)	$(151,141)	$172,347

Earnings per common share, basic:
Reported net income (loss)	$0.07	$(0.33)	$(0.09)	$0.07
Goodwill amortization, net of income taxes	0.01	—	0.02	—

Adjusted net income	$0.08	$(0.33)	$(0.07)	$0.07

During the second quarter of fiscal year 2003, the Company completed phase one of the transitional impairment test under Statement 142. Based on the results of this test, management believes that the Company is likely to have an impairment charge for one of its reporting units, which will approximate $400,000 to $600,000. The Company will complete phase two of the transitional impairment test before the end of fiscal year 2003, at which time it will record the impairment charge as of July 1, 2002. There were no changes in the carrying amount of goodwill for the three and six months ended December 31, 2002.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2002

2. Recent Accounting Pronouncements (continued)

Accounting for the Impairment or Disposal of Long-Lived Assets

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes and serves to clarify and further define the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company’s current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset.

Reporting Extraordinary Items

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. The Company adopted Statement 145 in July 2002, and reports as other expenses (income) any extraordinary losses or gains that it incurs upon the extinguishment of debt.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 is not expected to have a significant effect on the Company’s results of operations and financial position.

3. Merger with PlanetCAD Inc.

On November 19, 2002, the Company consummated a merger with PlanetCAD Inc., whereby shareholders of the Company exchanged their shares of the Company’s common stock for common stock of PlanetCAD. Upon completion of the merger, the shareholders of the Company owned 75% of the outstanding common stock of PlanetCAD. PlanetCAD develops, markets, and supports cycle time reduction software solutions that integrate engineering processes and data for the manufacturing supply chain. In connection with the merger, options and warrants to purchase the common stock of the Company were converted into options and warrants to acquire common stock of the post-merger entity based on the merger exchange ratio.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2002

3. Merger with PlanetCAD Inc.

For accounting purposes, the Company was deemed to have acquired PlanetCAD, as its shareholders own a majority of the outstanding common stock of the surviving entity. Upon the completion of the merger, the Company has 2,965,958 shares of outstanding common stock, 2,220,670 of which were issued to shareholders of Avatech upon the closing date. The results of operations of PlanetCAD are included in the accompanying statements of operations since November 1, 2002 or the effective date of the merger. The purchase method of accounting was used to record the acquisition, and the cost of acquiring PlanetCAD of $2.2 million, including estimated acquisition costs of $1.0 million, was assigned to acquired assets and liabilities based on their estimated fair value, as determined by an independent appraisal. The Company has not finalized the allocation process as management continues to negotiate with service providers over certain merger costs. Accordingly, the allocation of the purchase price is preliminary, however; management believes that the final purchase price will not vary significantly from the preliminary allocation included in the accompanying consolidated financial statements. The purchase price allocation to acquired assets and liabilities at the acquisition date is summarized below:

Assets
Cash	$995,000
Accounts receivable	155,000
Prepaid expenses and other current assets	611,000
Property and equipment	337,000
Acquired technology and other amortizable intangible assets	686,000
Goodwill	120,000

Total assets	2,904,000

Liabilities
Accounts payable and accrued expenses	720,000
Deferred revenue	229,000

Total liabilities	949,000

Cost of net assets acquired, excluding acquired in-process research and development assets of $282,000	$1,955,000

The value allocated to projects identified as in-process research and development of PlanetCAD products was charged to expense immediately following the completion of the merger. This write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and has no future alternative uses, and the related products under development may not achieve commercial viability. The value of acquired technology was determined by taking into account risks related to the characteristics and applications of the developed technology, existing and future markets and assessments of the stage of the developed technology’s life cycle. This analysis resulted in a valuation for developed technology that had reached technological feasibility and therefore was capitalized. The developed technology and other intangible assets are being amortized on a straight-line basis over 4 to 6 years.

The following summarizes the unaudited pro forma statements of operations information for the years ended June 30, 2001 and 2002 and the six months ended December 31, 2001 and 2002, assuming that the acquisition was completed on July 1, 2001. The in-process research and development charge is excluded from the pro forma statements of operations information because the charge is non-recurring. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period nor of future operations:

	Year ended June 30,		Six Months Ended December 31,
	2001	2002	2001	2002
Revenue	$33,396,903	$31,580,291	$16,210,638	$12,708,132
Net loss	$(14,130,629)	$(8,210,294)	$(5,368,575)	$(1,466,778)
Loss per common share	$(4.87)	$(2.80)	$(1.86)	$(0.51)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2002 (continued)

4. Debt and Gain on the Extinguishment of Debt

The Company has entered into a revolving line-of-credit agreement with a financial institution which expires October 30, 2003, but is payable within 60 days of demand by the lender. The credit extended under this financing agreement is limited to the lesser of $4 million or 75% of the Company’s aggregate outstanding eligible accounts receivable. The balance outstanding under this line-of-credit was $1.4 million at December 31, 2002. Borrowings under this line-of-credit bear interest at the prime rate plus 1.5% and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

At June 30, 2002, the Company was obligated to one of its suppliers under a note agreement in the amount of $2.96 million, bearing interest at 6.5% per annum. The note required interest only payments through September 30, 2001, with subsequent quarterly payments of principal and interest of $621,311 until maturity in December 2002. In August 2002, the Company entered into an agreement to extinguish the outstanding $2.96 million debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. The Company obtained the $1.0 million due the lender from borrowings from a director and shareholder and from PlanetCAD Inc., each in the amount of $500,000. These borrowings totaling $1.0 million bear interest at 15% per annum. The loan from the director and shareholder matures on July 1, 2003 and is recorded as a note payable to related party in the accompanying balance sheet at December 31, 2002. The loan from PlanetCAD was due at the earlier of (i) the date on which Avatech became unable or refused to complete the merger, or (ii) July 1, 2003. Accordingly, this note was eliminated in consolidation when the Company completed its merger with PlanetCAD on November 19, 2002. The gain on the extinguishment of the debt of $1.96 million was recorded in August 2002 upon the settlement of the $2.96 million note for cash of $1.0 million and compliance with certain non-financial covenants.

As of November 2002, the Company had issued approximately $1.8 million of 10% subordinated notes. These notes bear simple interest at the rate of 10% per annum until all principal and accrued and unpaid interest has been paid. Interest only is payable quarterly until maturity. The notes are fully subordinated to the payment of senior indebtedness (line-of-credit) of the Company. In connection with the merger with PlanetCAD, Inc., approximately $1.5 million of subordinated notes were converted into 610,000 shares of preferred stock in a subsidiary of the Company on November 19, 2002.

5. Minority Interest

The Company has issued Series A Convertible Preferred Stock in one of its subsidiaries. The Preferred Stock accrues dividends at a rate of 10% per annum on the principal value. Dividends may be paid each quarter from available cash of the subsidiary beginning October 1, 2002. The dividends of the subsidiary’s preferred stock is recorded as other expense in the consolidated statement of operations. All accrued but unpaid dividends shall be paid in cash at or before a liquidation event as defined in the preferred stock agreement. Each share of preferred stock shall automatically convert into 1.1 shares of Avatech Solutions, Inc. upon the earlier of (i) 24 months from the issuance of the preferred stock or (ii) immediately preceding a liquidation event. On all matters submitted to the stockholders of the Company, the shares of Preferred Stock will vote together as a single class with the share of common stock on a one share, one vote basis. The preferred stock is presented as minority interest in the accompanying balance sheet at December 31, 2002.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2002 (continued)

6. Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance at June 30, 2002	2,220,670	$22,207	$1,698,976	$(5,459,045)	$(3,737,862)
Issuance of shares of common stock to purchase PlanetCAD, Inc.	745,288	7,453	1,277,547	—	1,285,000
Net income for the six months ended December 31, 2002				172,347	172,347

Balance at December 31, 2002	2,965,958	$29,660	$2,976,523	$(5,286,698)	$(2,280,515)

7. Income Taxes

Income tax expense for the six months ended December 31, 2002 was $403,000. In August 2002, the Company realized a $1.96 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $373,000 being recorded at June 30, 2002, During the six months ended December 31, 2002, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in fiscal 2003. This increase in deferred income tax expense coupled with certain state income tax expense resulted in the additional income tax expense for the six months ended December 31, 2002. The Company estimates that its total income tax expense in fiscal year 2003 will approximate $425,000.

8. Liquidity and Capital Resources

As discussed more fully in Note 3, in November 2002, the Company completed the acquisition of PlanetCAD, Inc. In connection with the acquisition, the Company incurred approximately $1.0 million of merger costs, and PlanetCAD incurred approximately $1.3 million of merger costs. These costs have reduced the amount of working capital that the Company has available for its operations. Management is currently negotiating with service providers to reduce the amounts billed and extend the terms for payment of unpaid obligations related to the merger. One of the Company’s directors or officers has expressed their intention of lending the Company, up to $500,000, to fund any needed working capital deficiencies. Based on an evaluation of the likely cash generated from operations in the near term, available capital resources and the timing of cash payments to vendors, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least June 30, 2003. The Company has engaged an investment banking firm to assist in obtaining long-term financing. Additionally, the Company plans to raise between $1.0 million to $2.0 million of short-term financing on acceptable terms by June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements set forth below constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in this quarterly report, that may cause Avatech’s actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Avatech disclaims any obligation to update information contained in any forward-looking statement.

Overview

Avatech Solutions is a leading provider of design automation and quality assurance solutions for the manufacturing, building design, civil engineering and GIS markets. The company specializes in software development, technical support, training and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable Avatech’s customers to enhance productivity, profitability and competitive position. Avatech is one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions. Additionally, Avatech is the developer of the award-winning PrescientQA™ quality assurance software and cycle time reduction products for the manufacturing supply chain. This product line is sold predominantly to the manufacturing industry with special focus on the computer-aided design (CAD), manufacturing (CAM) and engineering (CAE) markets.

Avatech has embarked on a revised growth strategy which focuses on expanding its people resources, product offerings, and geographic “footprint.” The company plans to increase its efforts to attract and employ highly qualified professionals throughout the organization, including salespeople, applications engineers and software developers. The company’s portfolio of products and services will expand to include new relationships with other software manufacturers, additional service offerings, and continued development of new proprietary software products to support its planned entry into the product lifecycle management (PLM) market. Geographic expansion will be supported by targeted mergers and acquisitions, the opening of new locations, and expanded international product distribution relationships. This diversification strategy is intended to match Avatech’s product and service offerings more precisely with the needs of its customers.

Product Sales

Avatech product sales are primarily the resale of packaged design software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, modeling, drafting, mapping, rendering, and facilities management tasks. Avatech is the largest domestic reseller of design software developed by Autodesk, one of the world’s leading design software and digital content companies for building design and land development, manufacturing, utilities, telecommunications, wireless data services and digital media. Approximately 90% of Avatech’s total product revenues are related to Autodesk products.

Product sales also include hardware that Avatech may purchase for the convenience of its customers. During fiscal 1999, Avatech made a strategic decision to de-emphasize the resale of hardware products as the future profit margins for these offerings were deteriorating. Product hardware sales do not represent a significant percentage of total revenues for Avatech in any of the periods presented.

As a result of the merger with PlanetCAD, Avatech offers proprietary software products through its distribution channel. Avatech’s enterprise software products include PrescientQA™ and the new SCS|Envoy™ supply chain solution software. PrescientQA™ is quality assurance software that detects, assesses, corrects, and even prevents product development problems caused by modeling practices that are inaccurate, incomplete, inconsistent, or all three. These problems, generally undetected, account for approximately 45% of the engineering change orders in a typical organization. Prescient technology is the only quality assurance solution that works across multiple CAD systems, including CATIA®, Pro/Engineer®, Unigraphics®, and Autodesk Inventor®, with a single reporting and configuration system.

Service Revenue

Avatech provides services in the form of training, technical support, and professional services. Product and process education classes are offered at Avatech’s training facilities or directly at a customer site. Avatech’s class instructors are application engineers who have formal training or industry experience in the course content. Technical support services are provided primarily through Avatech’s telephone support center located in Omaha, Nebraska. Through its staff of full time consultants, Avatech provides assistance to customers making inquiries concerning software products that it sells. Professional services are project-focused offerings that are fulfilled primarily with Avatech’s own application engineers and programmers and can include software customization, data migration, computer aided design standards consulting, workflow analysis, and implementation assistance for complex software products.

Commission Revenue

Avatech generates commission revenue from the resale of Autodesk software to certain customers designated as major Autodesk accounts. Autodesk considers certain customers to be major accounts based on specified criteria, primarily sales volume. Avatech is responsible for managing and reselling product to certain of these accounts; however, the software product is shipped directly from Autodesk to the customer. Avatech has received commissions ranging from 17% to 26% on the product sales price depending upon the product type and volume. Commission revenues are recognized upon shipment of the product from Autodesk to the customer.

Cost of Product Sales

Cost of product sales consists of Avatech’s cost of purchasing the products from the software suppliers or hardware manufacturers. Additionally, the associated shipping and handling costs are included in cost of product sales.

Cost of Service Revenue

Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, benefits, travel and the costs of third-party contractors engaged by Avatech. Cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation and other expenses associated with management, finance, human resources and information systems. Additionally, advertising and public relations expense as well as expenses for facilities such as rent and utilities are included in selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the period costs associated with Avatech’s investment in property and equipment and amortizable intangible assets. Property and equipment consists principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Depreciation and amortization expense is computed using the straight-line method. Additionally, Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the useful life of the asset.

Goodwill is the excess of the purchase price paid over the value of the identifiable net assets acquired in purchase business combinations and was being amortized over the expected period of benefit primarily 15 years. As of July 1, 2002, Avatech no longer amortizes this goodwill, but rather makes annual assessments of impairment.

The Company amortizes acquired intangible assets with definite lives over their estimated useful life. These assets consist principally of non-complete arrangements and technology acquired in the acquisition of PlanetCAD, which are amortized over useful lives ranging from 4 to 6 years.

Interest Expense

Interest expense consists primarily of interest on Avatech’s revolving line-of-credit and subordinated debt, which it incurred to fund operations over the past three years.

Critical Accounting Policies

General. Avatech’s consolidated financial statements are impacted by the accounting policies used, and the estimates and assumptions made, by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition, estimates of bad debts and estimates of the recoverability of goodwill. A summary of the significant accounting policies can be found in the Notes to the Consolidated Financial Statements. Presented below is a description of the accounting policies that Avatech believes are most critical to understanding the consolidated financial statements.

Software Revenue Recognition. Avatech derives most of its revenue from the resale of packaged software programs. Product sales also include hardware that may be purchased for the convenience of customers. Historically, Avatech has not experienced significant customer returns. Avatech also earns service revenue from training and other professional services for the products that are sold. These services are not essential to the functionality of the software. Additionally, Avatech offers annual support contracts to its customers for the software products that it sells. Maintenance and support services are also sold under hourly billing arrangements.

Revenue from software arrangements is recognized in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable and (4) all fees must be probable of collection. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Avatech’s customer arrangements can involve the sale of two or more elements. When this occurs, revenue is allocated to each element based on the relative fair value of each element. Avatech limits the assessment of fair value to the price that is charged when the element is sold separately. All of the elements included in the multiple element arrangements have been analyzed, which may include products that are resold, training and other professional services, and support services. Avatech has determined that sufficient evidence of the fair value based on these separate sales exists to allocate revenue to the specified elements. Training and other professional services revenue is recognized as services are delivered and support revenue is recognized ratably over the respective contract term. All unrecognized fees that have been billed are included in deferred revenue.

Bad Debts. Avatech maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay for products and services that are sold or for disputes that affect its ability to fully collect its accounts receivable. Avatech estimates this allowance by reviewing the status of past-due accounts and recording general reserves based on historical bad debt expense. Avatech’s actual experience has not varied significantly from its estimates. However, if the financial condition of Avatech’s customers were to deteriorate, resulting in their inability to pay for products or services, Avatech may need to record additional allowances in future periods. To mitigate this risk, Avatech performs ongoing credit evaluations of its customers.

Recoverability of Goodwill. Avatech has remaining goodwill of $0.9 million at December 31, 2002. As of July 1, 2002, Avatech adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Accordingly, the Company no longer amortizes this goodwill, but rather makes annual assessments of impairments. During the second quarter of fiscal 2003, the Company completed phase one of the transitional impairment tests required by Statement 142, which indicated that goodwill associated with one of its reporting units was impaired. The Company will complete phase two of the transitional impairment tests before the end of fiscal year 2003 at which time any impairment charge for the goodwill will be recorded as of July 1, 2002. The Company expects that an impairment charge of approximately $400,000 to $600,000 will be recorded when its transitional impairment tests are complete.

In the future, the Company will be making impairment tests during the fourth quarter of each year. In making these assessments, Avatech must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of its business that are associated with its remaining goodwill. It is possible that these judgments may change over time as market conditions or strategies change, and these changes may cause Avatech to record additional impairment charges to adjust goodwill to its estimated fair value.

Effect of Recent Accounting Pronouncements

As of July 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes and serves to clarify and further define the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company’s current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent, or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. Avatech adopted Statement 145 effective July 1, 2002. In August 2002, the Company reported a $2.0 million gain from the early extinguishment of certain debt.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and early adoption is encouraged. Avatech does not expect that the adoption of Statement 146 will have a material effect on its reported results of operations and financial position.

Results of Operations

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Revenues

Total revenues for the three months ended December 31, 2002 decreased $1.2 million, or 15.2%, to $6.4 million, compared to $7.6 million for the same period in 2001. Overall, the gross margin percentage increased to 46.0% in the three months ended December 31, 2002, compared to 45.8% in the same period in 2001. For the three months ended December 31, 2002, revenues from product sales and commissions decreased, while revenues from service increased. The decrease in revenues from product sales and commissions was due to weak economic conditions as well as timing of product upgrade cycles. The increase in revenues from service was a result of a realigned sales organization and a renewed focus by Avatech as a full solution, service provider for its customers. Although price changes occurred throughout the period, they did not have a material effect on fluctuations in revenues. Improved management over the sales organization has enhanced sales forecasting to better exploit product sales and service opportunities to larger customers, which attributed to an increase in service revenues.

Product sales for the three months ended December 31, 2002 decreased $1.2 million, or 24.6%, to $3.5 million, compared to $4.7 million in the same period in 2001. The fluctuation in product sales is primarily attributed to weak economic conditions causing customers to defer purchasing software products as well as timing of product upgrade cycles. Sales of hardware products also declined in this period albeit this only represented $34,000 or 3.0% of the total decrease in product sales. The remaining decrease in product sales is attributable to a decline in sales volume on software product sales. Software products sold represented 97.3% of total product sales for both the three months ending December 31, 2002 and 2001. Also, the sale of software developed by Autodesk, Inc. represented 85.5% and 95.1% of total software sales for the three months ending December 31, 2002 and 2001, respectively. The merger with PlanetCAD and the addition of its proprietary software products was the primary reason for the decline in the sale of software developed by Autodesk as a percent of total software sales.

Service revenue for the three months ended December 31, 2002 increased $0.4 million, or 25.2%, to $1.8 million, compared to $1.4 million in the same period in 2001. The increase in service revenue is a result of an increase in professional and technical support service contracts of $438,000 or 90.0%, partially offset by a decline in training of $74,000, or 7.8%, attributable to the decline in software sales. All of Avatech’s professional, technical support and training services have received additional sales focus as Avatech transitions to a full solution, service provider of software and services for its customers.

Commission revenue for the three months ended December 31, 2002 decreased $0.4 million, or 25.0%, to $1.1 million, compared to $1.5 million in the same period in 2001. The decrease in commission revenues resulted from weak economic conditions causing major account customers to defer purchasing software products as well as the timing of product upgrade cycles.

Cost of Revenues and Expenses

Costs of Revenue

Cost of product sales for the three months ended December 31, 2002 decreased $0.9 million, or 26.5%, to $2.3 million, compared to $3.2 million for the same period in 2001. Cost of product sales as a percentage of related revenue for the three months ended December 31, 2002 decreased to 66.1% from 67.8% in the same period in 2001. The decrease in cost of product sales as a percentage of related revenues is attributed to more favorable product mix as sales of high margin software products increased slightly during the period.

Cost of service revenue for the three months ended December 31, 2002 increased $0.2 million, or 22.5%, to $1.1 million compared to $0.9 million for the same period in 2001. Cost of service revenue as a percentage of related revenue for the three months ended December 31, 2002 decreased slightly to 63.2% from 64.6% in the same period in 2001. The modest decrease in cost of service revenue as a percentage of revenue is primarily attributable to more effective management and improved cost controls over the delivery of these services.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2002 increased $0.2 million, or 5.4%, to $3.2 million, compared to $3.0 million for the same period in 2001. Selling, general and administrative expense as a percent of total revenues was 49.7% during the three months ended December 31, 2002, and 40.0% during the same period in 2001. The increase in selling, general and administrative expense as a percent of total revenues is attributable to the fixed cost required to support a nationwide network of 22 offices and the added expenses associated with the operation of PlanetCAD after the merger on November 19, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2002 increased $28,000 or 16.8%, to $195,000, compared to $167,000 for the same period in 2001. Depreciation and amortization expense of property and equipment increased as a result of the merger with PlanetCAD. The increase was partially offset by amortization expense of $24,000 on unamortized goodwill that was recorded for the three months ended December 31, 2001. On July 1, 2002, the Company adopted Statement 142 and no longer amortizes goodwill.

Acquired In-Process Research and Development

In connection with the acquisition of PlanetCAD in November 2002, the Company allocated $282,000 of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these technologies had not yet reached technological feasibility and the technologies had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

Other Income (Expense)

Other (expense) for the three months ended December 31, 2002 decreased $39,000 to $(74,000), compared to $(113,000) for the same period in 2001. The decrease in other (expense) is primarily attributable to a decrease in interest expense associated with extinguishment of subordinated debt (see Note 4) and a lower interest on the Company’s variable rate working capital loan.

Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001

Revenues

Total revenues for the six months ended December 31, 2002 decreased $2.8 million, or 18.7%, to $12.3 million, compared to $15.1 million for the same period in 2001. Overall, the gross margin percentage increased to 45.9% in the six months ended December 31, 2002, compared to 44.4% in the same period in 2001. For the six months ended December 31, 2002, revenues from product sales and commissions decreased, while revenues from service increased. The decrease in revenues from product sales and commissions was due to weak economic conditions as well as timing of product upgrade cycles. The increase in revenues from service was a result of a realigned sales organization and a renewed focus by Avatech as a full solution, service provider for its customers. Although price changes occurred throughout the period, they did not have a material effect on fluctuations in revenues. Improved management over the sales organization has enhanced sales forecasting to better exploit product sales and service opportunities to larger customers, which attributed to an increase in service revenues.

Product sales for the six months ended December 31, 2002 decreased $3.0 million, or 30.2%, to $6.9 million, compared to $9.9 million in the same period in 2001. The fluctuation in product sales is primarily attributed to weak economic conditions causing customers to defer purchasing software products as well as timing of product upgrade cycles. Sales of hardware products also declined in this period albeit this only represented $149,000 or 5.0% of the total decrease in product sales. The remaining decrease in product sales is attributable to a decline in sales volume on software product sales. Software products sold represented 97.4% and 96.7% of total product sales for the six months ending December 31, 2002 and 2001, respectively. Also, the sale of software developed by Autodesk, Inc. represented 89.3% and 94.7% of total software sales for the six months ending December 31, 2002 and 2001, respectively.

Service revenue for the six months ended December 31, 2002 increased $0.4 million, or 13.8%, to $3.3 million, compared to $2.9 million in the same period in 2001. The increase in service revenue is a result of an increase in professional and technical support service contracts of $0.5 million or 48.5%, partially offset by a decline in training of $120,000, or 6.6%, attributable to the decline in software sales. All of Avatech’s professional, technical support and training services have received additional sales focus as Avatech transitions to a full solution, service provider of software and services for its customers.

Commission revenue for the six months ended December 31, 2002 decreased $0.2 million, or 10.2%, to $2.1 million, compared to $2.3 million in the same period in 2001. The decrease in commission revenues resulted from weak economic conditions causing major account customers to defer purchasing software products as well as the timing of product upgrade cycles.

Cost of Revenues and Expenses

Costs of Revenue

Cost of product sales for the six months ended December 31, 2002 decreased $2.0 million, or 30.4.%, to $4.6 million, compared to $6.6 million for the same period in 2001. Cost of product sales as a percentage of related revenue for the six months ended December 31, 2002 remained relatively consistent at 66.4% compared to 66.5% in the same period in 2001.

Cost of service revenue for the six months ended December 31, 2002 increased $0.3 million, or 13.6%, to $2.1 million compared to $1.8 million for the same period in 2001. Cost of service revenue as a percentage of related revenue for the six months ended December 31, 2002 decreased slightly to 62.6% from 62.8% in the same period in 2001. The modest decrease in cost of service revenue as a percentage of revenue is primarily attributable to more effective management and improved cost controls over the delivery of these services.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended December 31, 2002 decreased $0.1 million, or 1.5%, to $6.3 million, compared to $6.4 million for the same period in 2001. Selling, general and administrative expense as a percent of total revenues was 51.1% during the six months ended December 31, 2002, and 42.2% during the same period in 2001. The increase in selling, general and administrative expense as a percent of total revenues is attributable to the fixed cost required to support a nationwide network of 22 offices and the added expenses associated with the operation of PlanetCAD after the merger on November 19, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2002 decreased $18,000 or 5.4%, to $314,000, compared to $332,000 for the same period in 2001. Depreciation and amortization expense of property and equipment increased as a result of the merger with PlanetCAD. The increase was offset by amortization expense of $48,000 on unamortized goodwill that was recorded for the six months ended December 31, 2001. On July 1, 2002, the Company adopted Statement 142 and no longer amortizes goodwill.

Acquired In-Process Research and Development

In connection with the acquisition of PlanetCAD in November 2002, the Company allocated $282,000 of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these technologies had not yet reached technological feasibility and the technologies had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

Other Income (Expense)

Other income for the six months ended December 31, 2002 increased $2.0 million to $1.8 million, compared to $(0.2) million for the same period in 2001. The significant increase in other income is attributable to a gain recorded for the extinguishment of debt. In January 1999, Avatech borrowed $3.0 million from a junior lender. In August 2002, Avatech executed an agreement to extinguish the debt for a cash payment of $1.0 million resulting in a $2.0 million gain on the extinguishment of debt.

Income Taxes

Income tax expense for the six months ended December 31, 2002 was $0.4. In August 2002, the Company realized a $1.96 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $0.4 million being recorded at June 30, 2002. During the six months ended December 31, 2002, the Company recorded deferred income tax expense of $0.4 million related to the estimated reduction in deferred tax assets in 2003. This increase in deferred income tax expense coupled with certain state tax expense resulted in the additional income tax expense for the six months ended December 31, 2002.

Liquidity and Capital Resources

Historically, Avatech has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements. Avatech had a deficiency of working capital of $3.3 million at December 31, 2002. Current liabilities include $1.4 million of borrowings under a line-of-credit from a senior lender as well as $248,000 of subordinated notes and a $500,000 note payable to a related party. In October 2000, Avatech entered into a $4.0 million revolving line-of-credit agreement with a senior lender that expires in October 2003, but is payable within 60 days of demand. Borrowings under the line-of-credit bear interest at the senior lender’s prime rate plus 1.5%. The amount of outstanding borrowings is limited to 75% of eligible accounts receivable.

In January 1999, Avatech borrowed $3.0 million from a junior lender. In August 2002, Avatech executed an agreement to extinguish the debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. Avatech borrowed $500,000 from each of PlanetCAD and James Hindman, an Avatech director, to make the cash payment. On November 19, 2002 the merger with PlanetCAD was completed and the loan from PlanetCAD eliminated, as Avatech became a subsidiary of PlanetCAD. Mr. Hindman’s loan matures on July 1, 2003. The loan bears simple interest at a rate of 15.0% on outstanding principal balance of the loan and is subordinate to Avatech’s senior lender.

Avatech also had outstanding $1.8 million of 10% subordinated notes. The notes were to mature on July 1, 2003 and interest was payable quarterly until maturity or prepayment. On November 19, 2002 with the completion of the merger with PlanetCAD, subordinated noteholders owning an aggregate of $1.5 million of subordinated notes exchanged their notes for preferred stock. As a result of these exchanges, Avatech’s liabilities at November 19, 2002 have been reduced by $1,525,000 while the Company’s working capital position improved, and Avatech expects to reduce its interest expense by $152,500 per year due to this exchange.

For the six months ended December 31, 2002 Avatech used $0.1 million of cash in its operations. For the comparable six-month period in 2001, Avatech generated $0.9 million of cash from its operations. Cash flow from operations before working capital changes was a deficit of $0.8 million for the six months ended December 31, 2002. Avatech’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected by the timing of sales and investments in inventory based on expected customer demand. Inventory levels are minimized through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management.

For the six-month period ended December 31, 2002, cash provided by operations was positively affected by decreases in accounts receivable of $0.4 million. Accounts receivable, net of allowance for doubtful accounts, decreased approximately 15.4% for the period ended December 31, 2002. Day sales outstanding (DSO’s) in receivables increased to 70 days as of December 31, 2002 from 49 days as of December 31, 2001. The increase in DSO’s is attributable to the weak economic conditions, and the merger with PlanetCAD, which had DSO’s of 95 days as of December 31, 2002. The decrease in the accounts receivable balance is primarily attributable to lower sales in December 2002 due economic weakness and the timing of product upgrade cycles. The Company’s customary collection terms range from 30 to 60 days for all of its customers.

Avatech’s investment activities consist principally of investments in computer and office equipment. Avatech acquired $76,000 of fixed assets during the six months ended December 31, 2002. Avatech has no outstanding purchase commitments at December 31, 2002, and expects total fixed asset purchases in 2003 to be less than $0.4 million.

As described more fully above, Avatech’s financing activities in all periods have consisted principally of borrowings and repayments under its lines of credit. Net borrowings under lines of credit were $11,000 for the six months ended December 31, 2002. At January 31, 2003, Avatech had additional borrowing availability under its line of credit of $0.6 million.

As of the date of this report, Avatech and PlanetCAD have unpaid expenses due to professional firms totaling approximately $0.8 million that were incurred in connection with the merger completed on November 19, 2002. Management believes that these fees are excessive and plans to vigorously negotiate the amounts due and related payment terms with all of the service providers. It is believed that the Company will be successful in negotiating reduced fees and extended payment terms.

Because of the demand provisions of the line-of-credit and the lending agreement, and uncertainties surrounding the ability of Avatech to obtain the needed cash, there would be substantial doubt about the ability of Avatech to continue as a going concern if the lenders exercise their demand rights under the agreement. Although management cannot control the actions of these lenders, it believes that they will not demand repayment of outstanding borrowings in the next 12 months. One of the Company’s directors or officers has expressed their intention of lending the Company, up to $500,000, to fund any needed working capital deficiencies. Based on an evaluation of the likely cash generated from operations in the near term, available capital resources and the timing of cash payments to vendors, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least June 30, 2003. The Company has engaged an investment banking firm to assist in obtaining long-term financing. Additionally, the Company plans to raise between $1.0 million to $2.0 million of short term financing on acceptable terms by June 30, 2003.

Below is a summary of the Company’s contractual obligations and commitments at December 31, 2002:

	Payments due by Period
	Total	2003	2004	2005	2006	Thereafter
Contractual Obligations
Long-term debt	$748,388	$—	$748,388	$—	$—	$—
Operating leases	2,715,122	1,040,785	643,170	386,361	329,885	314,921

Total obligations	$3,463,510	$1,040,785	$1,391,558	$386,361	$329,885	314,921

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At December 31, 2002, approximately 65.7% of the Company’s outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2002 average interest rate under these borrowings, it is estimated that the Company’s 2002 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, and no corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 14, 2002. Of the 14,867,784 shares entitled to vote at the meeting, 7,953,273 voted. The following matters were voted on at the meeting:

	Number of Votes:
Proposal:	In Favor	Against	Withheld	Broker Non-Voting	Abstained
To elect the following persons to the Board of Directors:

David W. Hushbeck	7,697,457		255,816

Eugene J. Fischer	5,975,164		1,978,109

Phillip E. Barak	5,875,164		2,078,109

James A. Fanella	7,706,873		246,400

H. Robert Gill	5,975,164		1,978,109

To adopt the agreement and plan of merger dated as of May 1, 2002, as amended, by and among PlanetCAD Inc., Raven Acquisition Corporation, a wholly-owned subsidiary of PlanetCAD and Avatech Solutions, Inc.*	7,950,273	2,800		0	200

To amend the company’s certificate of incorporation to change the name of the company from PlanetCAD, Inc. to Avatech Solutions, Inc.	7,947,073	5,000		0	1,200

To adopt the PlanetCAD* 2002 Stock Option Plan.	7,661,842	291,231		0	200

To issue 1,202,463 shares of Series B Convertible Preferred Stock.	3,885,910	1,834,509		0	2,200

To amend the company’s certificate of incorporation to enable the Board of Directors to effect a reverse stock split of the company’s common stock by a ratio of between one-for-two and one-for-20, (such ratios to consist only of whole numbers). The Board of Directors retained the discretion to implement one of the proposed splits, or to elect not to implement any of them.	7,947,073	6,200		0	0

* At the time the meeting was held, the name of the company was PlanetCAD, Inc. At the time, Avatech Solutions, Inc. was a separate Delaware corporation, which effected a merger with PlanetCAD as a result of the shareholder vote.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

Registrant filed two Current Reports on Form 8-K during the quarter for which this report is filed:

Current Report on Form 8-K, filed November 20, 2002, reporting under Item 5 the closing of the merger of Avatech Solutions, Inc. into a wholly-owned subsidiary of PlanetCAD, Inc, and reporting under Item 6 the concurrent resignation of three PlanetCAD directors and the appointment of five new directors of PlanetCAD, which, on the date of closing changed its name to Avatech Solutions, Inc.

Current Report on Form 8-K, filed December 4, 2002, reporting under Item 5 the election of Donald “Scotty” Walsh as the Registrant’s new Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: February 14, 2002	By:	/s/ Gary Rever
Gary Rever Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Donald R. Walsh, certify that:

1.	I have reviewed this report on Form 10-Q of Avatech Solutions, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Donald R. Walsh
Donald R. Walsh Chief Executive Officer (principal executive officer)

I, Gary Rever, certify that:

1. I have reviewed this report on Form 10-Q of Avatech Solutions, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Gary Rever
Gary Rever Chief Financial Officer (principal financial accounting officer)