Form 10QSB/A
period 2002-09-30
AVATECH SOLUTIONS INC
filed 2003-03-14
CIK 852437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

                                       OR

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

   Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   As of October 22, 2002, there were outstanding 12,462,858 shares of the registrant's Common Stock (par value $0.01 per share). On October 24, 2002, the Company effected a 20-for-1 reverse stock split. The per share and share numbers discussed herein are pre-split numbers.

   Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X].

                                 PLANETCAD INC.

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets, September 30, 2002 (Unaudited)
              and December 31, 2001.................................................................     1

          Unaudited Condensed Consolidated Statements of Operations, three and nine
              months ended September 30, 2002 and 2001..............................................     2

          Unaudited Condensed Consolidated Statements of Cash Flows, nine
              months ended September 30, 2002 and 2001..............................................     3

          Notes to Unaudited Condensed Consolidated Financial Statements............................     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     7

Item 3.   Controls and Procedures ..................................................................    11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................................................    12

          Signatures................................................................................    13

          Certifications............................................................................    14

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

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                                       ---------------------     ---------------------
                                                                         2002         2001         2002        2001
                                                                       --------     --------     --------    ---------
            Revenue:
                 License fees.......................................   $     50     $    163     $    183    $     362
                 Services...........................................        262          394          809          909
                                                                       --------     --------     --------    ---------
                     Total revenue..................................        312          557          992        1,271
                                                                       --------     --------     --------    ---------

            Cost of revenue:
                 License fees.......................................         26           85           81          363
                 Services...........................................         84          250          351          824
                                                                       --------     --------     --------    ---------
                     Total cost of revenue..........................        110          335          432        1,187
                                                                       --------     --------     --------    ---------

            Gross profit............................................        202          222          560           84
                                                                       --------     --------     --------    ---------

            Operating expenses:
                 Sales and marketing................................         76          953          696        2,695
                 Research and development...........................        410          963        1,437        3,808
                 General and administrative.........................        978          990        2,825        3,259
                 Restructuring costs................................         --        1,023           --        1,023
                                                                       --------     --------     --------    ---------
                     Total operating expenses.......................      1,464        3,929        4,958       10,785
                                                                       --------     --------     --------    ---------

                     Loss from operations...........................     (1,262)      (3,707)      (4,398)     (10,701)
                                                                       --------     --------     --------    ---------

            Other income:
                 Interest income....................................         12         (220)          41          146
                                                                        -------     --------     --------    ---------

                     Loss from continuing operations................     (1,250)      (3,927)      (4,357)     (10,555)

            Income from discontinued operations, net of tax                  --           --           --          447
                                                                       --------     --------     --------    ---------

                     Net loss.......................................   $ (1,250)    $ (3,927)    $ (4,357)   $ (10,108)
                                                                       ========     ========     ========    =========

            Deemed dividend related to beneficial
            conversion feature of preferred stock...................         --           --          337           --
                                                                       --------     --------     --------    ---------

            Net loss available to common stockholders...............   $ (1,250)    $ (3,927)    $ (4,694)   $ (10,108)
                                                                       ========     ========     ========    =========

            Earnings (loss) per common share, basic and diluted:
                 Continuing operations..............................   $  (0.10)    $  (0.32)    $  (0.38)   $   (0.85)
                 Discontinued operations............................   $     --     $     --     $     --    $    0.04
                                                                       --------     --------     --------    ---------
                     Net loss per share.............................   $  (0.10)    $  (0.32)    $  (0.38)   $   (0.81)
                                                                       ========     ========     ========    =========

                 Weighted average shares outstanding, basic and
                   diluted..........................................     12,463       12,419       12,459       12,411

      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PLANETCAD INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER, 30
                                                                          ----------------------
                                                                            2002        2001
                                                                          --------    ---------
            Cash flows from operating activities:
               Net loss...............................................    $ (4,357)   $ (10,108)
               Adjustments to reconcile net loss to net cash used
                 by operating activities:
                 Depreciation and amortization........................         622          865
                 Fixed asset impairment, net..........................          30          115
                 Bad debt reserve.....................................          50           93
                 Changes in operating assets and liabilities:
                   Accounts receivable................................         407          680
                   Prepaid expenses and other.........................        (431)         541
                   Accounts payable...................................        (138)      (2,156)
                   Accrued expenses...................................        (187)        (169)
                   Deferred revenue...................................         (95)         (39)
                                                                          --------    ---------
                     Net cash used by operating activities............      (4,099)     (10,265)
                                                                          --------    ---------

            Cash flows from investing activities:
               Additions to equipment.................................          --         (176)
               Additions to purchased computer software, net..........          --         (311)
                                                                          --------    ---------
                     Net cash used by investing activities............          --         (487)
                                                                          --------    ---------

            Cash flows from financing activities:
               Proceeds from issuance of common stock, net............           2           12
                                                                          --------    ---------

                     Net cash provided by financing activities........           2           12
                                                                          --------    ---------

                     Net decrease in cash and cash equivalents........      (4,097)     (10,740)

            Cash and cash equivalents at beginning of period..........       5,411       18,310
                                                                          --------    ---------

            Cash and cash equivalents at end of period................    $  1,314    $   7,570
                                                                          ========    =========

            Supplemental disclosures:

               Cash paid for income taxes.............................    $     --      $    70
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
                                                      ===========      ==========      ===========      ===========

      Denominator:
      Historical common shares outstanding for
      basic and diluted loss per share at
      the beginning of the period..................        12,463          12,419           12,447           12,402
      Weighted average number of common
      equivalent shares issued during the period ..            --              --               12                9
                                                      -----------      ----------      -----------      -----------

      Denominator for basic and diluted loss
      per share weighted average shares............        12,463          12,419           12,459           12,411
                                                      ===========      ==========      ===========      ===========

      Basic and diluted earnings (loss) per share:
           Continuing operations...................   $     (0.09)     $    (0.32)     $     (0.36)     $     (0.85)
           Discontinued operations.................            --              --               --             0.04
                                                      -----------      ----------      -----------      -----------

      Net loss ....................................   $     (0.09)     $    (0.32)     $     (0.36)     $     (0.81)
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

                                     PLANETCAD INC.


Date: March 14, 2003                 By:    /s/ Donald R. Walsh
                                         ---------------------------------------
                                     Name:  Donald R. Walsh
                                     Title: Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 14, 2003                 By:    /s/ Gary Rever
                                         ---------------------------------------
                                     Name:  Gary Rever
                                     Title: Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

                                 CERTIFICATIONS

The following certifications have not been executed by the Chief Executive Officer and Chief Financial Officer. This amendment corrects arithmetic errors in the Report on Form 10-Q for the quarter ended September 30, 2002, which Report was certified by the then-Chief Executive Officer and then-Chief Financial Officer of PlanetCAD, Inc. Following PlanetCAD's merger with the registrant on November 19, 2002, those officers were no longer employed by the registrant. The current Chief Executive Officer and Chief Financial Officer of registrant did not hold those positions, and therefore were not certifying officers of PlanetCAD, during the quarter ended September 30, 2002. Consequently, there are no individuals who can certify the correction of the arithmetic area included in this Report

                                  EXHIBIT INDEX

     Exhibits No.     Exhibit Description
     --------------   ------------------------

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