Form 10-Q
period 2003-03-31
AVATECH SOLUTIONS INC
filed 2003-05-15
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, par value $.01 per share	2,965,958

AVATECH SOLUTIONS, INC.

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	March 31, 2003
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,562	$792,524
Accounts receivable, less allowance of $111,897 at June 30, 2002 and $82,455 at March 31, 2003	4,108,372	3,651,400
Investments in equity securities	—	625,000
Inventory	356,013	275,617
Deferred income taxes	373,000	—
Prepaid expenses	113,469	418,961
Other current assets	—	105,963

Total current assets	5,173,416	5,869,465

Property and equipment:
Computer software and equipment	2,664,168	2,999,144
Office, furniture and equipment	778,037	800,390
Leasehold improvements	198,002	316,909

	3,640,207	4,116,443

Accumulated depreciation and amortization	2,889,000	3,288,153

	751,207	828,290

Goodwill	752,920	752,920
Other intangible assets, net of accumulated amortization of $57,615 at March 31, 2003	—	216,017
Other assets	430,870	93,751

Total assets	$7,108,413	$7,760,443

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	March 31, 2003
	(audited)	(unaudited)
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$3,655,902	$4,584,378
Accrued compensation and related benefits	223,919	218,165
Borrowings under line-of-credit	1,422,901	1,643,019
Note payable to related party	—	500,000
Note payable	—	625,000
Current portion of long-term debt	500,000	249,349
Deferred revenue	650,511	933,611
Other current liabilities	335,930	299,333

Total current liabilities	6,789,163	9,052,855

Other long-term liabilities	—	221,895
Long-term debt	4,057,112	—
Commitments and contingent liabilities	—	—

Minority interest	—	1,525,000

Stockholders’ equity (deficiency):
Common stock, $.01 par value; 4,500,000 shares authorized; 2,220,670 and 2,965,958 shares issued and outstanding at June 30, 2002 and March 31, 2003, respectively	22,207	29,660
Additional paid-in capital	1,698,976	2,976,523
Accumulated deficit	(5,459,045)	(6,045,490)

Total stockholders’ equity (deficiency)	(3,737,862)	(3,039,307)

Total liabilities and stockholders’ equity (deficiency)	$7,108,413	$7,760,443

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2002	2003
	(unaudited)	(unaudited)
Revenues:
Product sales	$4,911,080	$3,731,929
Service revenue	1,697,599	1,543,119
Commission revenue	1,494,666	1,377,576

Total revenue	8,103,345	6,652,624

Cost of revenue:
Cost of product sales	3,163,869	2,378,820
Cost of service revenue	1,401,240	1,155,048

Total cost of revenue	4,565,109	3,533,868

Gross margin	3,538,236	3,118,756

Other expenses:
Selling, general and administrative	3,098,667	3,626,217
Depreciation and amortization	171,600	170,092
Goodwill impairment charge	283,000	—

Total other expenses	3,553,267	3,796,309

Income (loss) from operations	(15,031)	(677,553)

Other income (expense):
Interest and other income	(23,482)	17,947
Minority interest	—	(38,125)
Interest expense	(95,804)	(63,694)

	(119,286)	(83,872)

Loss before income taxes	(134,317)	(761,425)
Income tax expense (benefit)	17,157	(2,635)

Net loss	$(151,474)	$(758,790)

Loss per common share, basic and diluted	$(0.07)	$(0.26)

Shares used in computation	2,220,670	2,965,958

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2002	2003
	(unaudited)	(unaudited)
Revenues:
Product sales	$14,806,538	$10,636,059
Service revenue	4,606,581	4,856,978
Commission revenue	3,813,865	3,460,346

Total revenue	23,226,984	18,953,383

Cost of revenue:
Cost of product sales	9,746,843	6,960,633
Cost of service revenue	3,227,757	3,230,621

Total cost of revenue	12,974,600	10,191,254

Gross margin	10,252,384	8,762,129

Other expenses:
Selling, general and administrative	9,476,243	9,908,439
Depreciation and amortization	503,472	483,734
Acquired in-process research and development	—	282,000
Goodwill impairment charge	283,000	—

Total other expenses	10,262,715	10,674,173

Loss from operations	(10,331)	(1,912,044)

Other income (expense):
Gain on the extinguishment of debt	—	1,960,646
Interest and other income	47,699	42,683
Minority interest	—	(56,016)
Interest expense	(348,416)	(221,349)

	(300,717)	1,725,964

Loss before income taxes	(311,048)	(186,080)
Income tax expense	40,000	400,365

Net loss	$(351,048)	$(586,445)

Loss per common share, basic and diluted	$(0.16)	$(0.23)

Shares used in computation	2,220,670	2,579,714

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2002	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(351,048)	$(586,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	53,060	57,390
Gain on extinguishment of debt	—	(1,960,646)
Goodwill impairment charge	283,000	—
Depreciation and amortization	503,472	483,734
Deferred income taxes	—	373,000
Write-off of in-process research and development	—	282,000
(Gain)/loss on disposal of property and equipment	7,266	(3,532)
Other	2,883	2,883
Changes in operating assets and liabilities:
Accounts receivable	1,077,690	520,376
Inventory	86,934	80,396
Prepaid expenses and other current assets	134,538	(300,273)
Accounts payable and accrued expenses	(371,611)	200,434
Accrued compensation and related benefits	(54,563)	(27,376)
Deferred revenue	(186,750)	53,774
Other current liabilities	26,426	(36,597)

Net cash provided by (used in) operating activities	1,211,297	(860,882)

Cash flows from investing activities:
Cash received in merger, net of acquisition costs	—	382,643
Purchase of property and equipment	(210,155)	(179,453)
Proceeds from sale of property and equipment	10,890	3,532

Net cash provided by (used in) investing activities	(199,265)	206,722

Cash flows from financing activities:
Proceeds from borrowings under line-of-credit	23,803,690	18,689,709
Repayments of borrowings under line-of-credit	(24,816,732)	(18,469,591)
Proceeds from issuance of debt	—	1,800,000
Repayments of long-term debt	(41,884)	(1,000,000)
Change in other long-term liabilities	—	221,895
Payments of preferred stock dividends by subsidiary	—	(17,891)
Repurchase of employee common stock	(65,529)	—
Change in other assets related to financing costs	(25,934)	—

Net cash provided by (used in) financing activities	(1,146,389)	1,224,122

Net change in cash and cash equivalents	(134,357)	569,962
Cash and cash equivalents—beginning of period	309,621	222,562

Cash and cash equivalents—end of period	$175,264	$792,524

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Current Report on Form 8-K filed on January 31, 2003. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of results for any future period.

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

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority- owned subsidiaries. One of the Company’s subsidiaries has issued and outstanding preferred stock, which is accounted for as minority interest. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (Continued)

2. Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Other intangible assets with finite lives will continue to be amortized over their useful lives. The goodwill amortization expense and net loss of the Company for the three and nine-months ended March 31, 2002 and 2003 are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2002	2003	2002	2003
Reported net loss	$(151,474)	$(758,790)	$(351,048)	$(586,445)
Goodwill amortization	24,217	—	72,651	—

Adjusted net loss	$(127,257)	$(758,790)	$(278,397)	$(586,445)

Earnings per common share, basic:
Reported net loss	$(0.07)	$(0.26)	$(0.16)	$(0.23)
Goodwill amortization	0.01	—	0.03	—

Adjusted net loss	$(0.06)	$(0.26)	$(0.13)	$(0.23)

During the second quarter of fiscal year 2003, the Company completed phase one of the transitional impairment test under Statement 142. Based on the results of this test, management believes that the Company is likely to have an impairment charge for one of its reporting units, which will approximate $400,000 to $600,000. The Company will complete phase two of the transitional impairment test before the end of fiscal year 2003, at which time it will record the impairment charge as of July 1, 2002. There were no changes in the carrying amount of goodwill, other than the purchase price adjustment described in Note 3, for the three and nine months ended March 31, 2003.

Stock Options and Stock Granted to Employees

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (“Statement 148”) which requires disclosure in the summary of significant accounting policies of the effects of an entity’s policy with response to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25 “). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three Months Ended March 31		Nine Months Ended March 31
	2002	2003	2002	2003
Net loss, as reported	$(151,474)	$(758,790)	$(351,048)	$(586,445)
Add: Stock-based employee compensation cost included in net income, net of taxes	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(43,808)	(32,222)	(102,800)	(124,337)

Pro forma net loss	$(195,282)	$(791,012)	$(453,848)	$(710,782)

Loss per common share:
Basic and diluted—as reported	$(0.07)	$(0.26)	$(0.16)	$(0.23)
Basic and diluted—pro forma	$(0.09)	$(0.27)	$(0.20)	$(0.28)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (Continued)

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (Continued)

3. Merger with PlanetCAD Inc. (continued)

For accounting purposes, the Company was deemed to have acquired PlanetCAD, as its shareholders own a majority of the outstanding common stock of the surviving entity. Upon the completion of the merger, the Company has 2,965,958 shares of outstanding common stock, 2,220,670 of which were issued to shareholders of Avatech upon the closing date. The results of operations of PlanetCAD are included in the accompanying statement of operations since November 1, 2002, or the effective date of the merger. The purchase method of accounting was used to record the acquisition, and the cost of acquiring PlanetCAD of $2.2 million, including estimated acquisition costs of $1.0 million, was assigned to acquired assets and liabilities based on their estimated fair value, as determined by an independent appraisal. The Company has not finalized the allocation process as management continues to assess the fair value of certain assets as well as negotiate with service providers its obligation to pay certain merger costs. Accordingly, the allocation of the purchase price is preliminary, however; management believes that the final purchase price will not vary significantly from the preliminary allocation included in the accompanying consolidated financial statements.

The purchase price allocation to acquired assets and liabilities at the acquisition date is summarized below:

Assets:
Cash	$995,000
Accounts receivable	120,000
Investments in equity securities	625,000
Prepaid expenses and other current assets	611,000
Property and equipment	337,000
Acquired technology and other amortizable intangible assets	216,000

Total assets	2,904,000

Liabilities:
Accounts payable and accrued expenses	720,000
Deferred revenue	229,000

Total liabilities	949,000

Cost of net assets acquired, excluding acquired in-process research and development assets of $282,000	$1,955,000

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (Continued)

3. Merger with PlanetCAD Inc. (continued)

The following summarizes the unaudited pro forma statement of operations information for the three and nine months ended March 31, 2002 and 2003, assuming that the acquisition was completed on July 1, 2001. The in-process research and development charge is excluded from the pro forma statement of operations information because the charge is non-recurring. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period nor of future operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Revenue	$8,413,345	$6,652,624	$24,623,983	$19,360,756
Net loss	$(1,603,474)	$(758,790)	$(7,222,861)	$(2,225,568)
Loss per common share	$(0.72)	$(0.26)	$(3.25)	$(0.86)

4. Debt and Gain on the Extinguishment of Debt

The Company has entered into a revolving line-of-credit agreement with a financial institution which expires October 30, 2003, but is payable within 60 days of demand by the lender. The credit extended under this financing agreement is limited to the lesser of $4 million or 75% of the Company’s aggregate outstanding eligible accounts receivable. The balance outstanding under this line-of-credit was $1.6 million at March 31, 2003. Borrowings under this line-of-credit bear interest at the prime rate plus 1.5% and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

At June 30, 2002, the Company was obligated to a junior lender under a note agreement in the amount of $2.96 million, bearing interest at 6.5% per annum. The note required interest only payments through September 30, 2001, with subsequent quarterly payments of principal and interest of $621,311 until maturity in December 2002. In August 2002, the Company entered into an agreement to extinguish the outstanding $2.96 million debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. The Company obtained the $1.0 million due the lender from borrowings from a director and shareholder and from PlanetCAD Inc., each in the amount of $500,000. These borrowings totaling $1.0 million bear interest at 15% per annum. The loan from the director and shareholder matures on July 1, 2003 and is recorded as a note payable to related party in the accompanying balance sheet at March 31, 2003. The loan from PlanetCAD was due at the earlier of (i) the date on which Avatech became unable or refused to complete the merger, or (ii) July 1, 2003. Accordingly, this note was eliminated in consolidation when the Company completed its merger with PlanetCAD on November 19, 2002. The gain on the extinguishment of the junior lender debt of $1.96 million was recorded in August 2002 upon the settlement of the $2.96 million note for cash of $1.0 million and compliance with certain non-financial covenants.

Prior to the merger with PlanetCAD, Inc., the Company had issued approximately $1.8 million of 10% subordinated notes with attached nontransferable stock purchase warrants to purchase 71,000 shares. These notes bear simple interest at the rate of 10% per annum until all principal and accrued and unpaid interest have been paid. Interest only is payable quarterly until maturity. The notes are fully subordinated to the payment of senior indebtedness (line-of-credit) of the Company. In connection with the merger with PlanetCAD, Inc., in November 2002, approximately $1.5 million of subordinated notes were converted into 610,000 shares of preferred stock in a subsidiary of the Company. The remaining notes of $249,349 at March 31, 2003 are due on July 1, 2003.

4. Debt and Gain on the Extinguishment of Debt (continued)

In connection with the merger with PlanetCAD, Inc., Avatech acquired an investment in the common stock of a private company valued at $625,000. On March 25, 2003, the Company issued a $625,000 promissory note to a prospective buyer representing the advance of proceeds for an agreed upon sale of the stock. The note bears interest at 5.0% and matures on May 9, 2003.

Contemporaneously with the execution of the promissory note, the Company entered into an irrevocable offer to sell the investment in common stock to this prospective buyer pending the outcome of a 30-day right of refusal held by the issuer of the common stock. Avatech has delivered notice to the issuer of its intent to transfer the common stock after the 30-day right of refusal period expires. Upon transfer of the common stock to the buyer, the outstanding promissory note of $625,000 will be cancelled.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (Continued)

5. Preferred Stock

The Company has issued and outstanding Series A Convertible Preferred Stock in one of its subsidiaries. The Preferred Stock accrues dividends at a rate of 10% per annum on the principal value. Dividends may be paid each quarter from available cash of the Company beginning October 1, 2002. The dividends of the subsidiary’s preferred stock is recorded as minority interest expense in the consolidated statements of operations. All accrued but unpaid dividends must be paid in cash at or before a liquidation event as defined in the preferred stock agreement. Each share of preferred stock will automatically convert into 1.1 shares of Avatech Solutions, Inc. upon the earlier of (i) 24 months from the issuance of the preferred stock or (ii) immediately preceding a liquidation event. On all matters submitted to the stockholders of the Company, the shares of Preferred Stock will vote together as a single class on a one share, one vote basis. The preferred stock is presented as minority interest in the accompanying balance sheet at March 31, 2003.

6. Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid-in Capital
	Number of Shares	Par Value		Accumulated Deficit	Total
Balance at July 1, 2002	2,220,670	$22,207	$1,698,976	$(5,459,045)	$(3,737,862)

Issuance of shares of common stock to purchase PlanetCAD, Inc.	745,288	7,453	1,277,547	—	1,285,000

Net loss for the nine months ended March 31, 2003	—	—	—	(586,445)	(586,445)

Balance at March 31, 2003	2,965,958	$29,660	$2,976,523	$(6,045,490)	$(3,039,307)

7. Income Taxes

Income tax expense for the nine months ended March 31, 2003 was $400,365. In August 2002, the Company realized a $1.96 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $373,000 being recorded at June 30, 2002. During the nine months ended March 31, 2003, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in fiscal 2003. This increase in deferred income tax expense coupled with certain state tax expense resulted in the additional income tax expense for the nine months ended March 31, 2003. The Company estimates that its total income tax expense in fiscal year 2003 will approximate $408,000.

8. Liquidity and Capital Resources

As discussed more fully in Note 3, in November 2002, the Company completed the acquisition of PlanetCAD, Inc. In connection with the acquisition, the Company incurred approximately $1.1 million of merger costs, and PlanetCAD incurred approximately $1.3 million of merger costs. These costs have reduced the amount of working capital that the Company has available for its operations. Management is currently negotiating with service providers to reduce the amounts billed and extend the terms for payment of unpaid obligations related to the merger. One of the Company’s directors has expressed his intention of lending the Company up to $500,000 to fund any needed working capital. Based on an evaluation of the likely cash generated from operations in the near term, available capital resources and the timing of cash payments to vendors, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business. The Company has engaged an investment banking firm to assist in obtaining long-term financing. Additionally, the Company plans to raise between $1.0 million to $2.0 million of short-term financing on acceptable terms by June 30, 2003.

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

Commission Revenue

Avatech generates sales from the resale of Autodesk software to various customers of which a portion are considered major accounts. Autodesk considers certain customers to be major accounts based on specified criteria, primarily sales volume. These customers typically receive certain volume discounts. Avatech is responsible for managing and reselling product to certain of these accounts; however, the software product is shipped directly from Autodesk to the customer. Avatech has received commissions ranging from 17% to 26% on the product sales price depending upon the product type and volume. Commission revenues are recognized upon shipment of the product from Autodesk to the customer.

Cost of Product Sales

Cost of product sales consists of Avatech’s cost of purchasing the products it sells from the software suppliers or hardware manufacturers. Additionally, the associated shipping and handling costs are included in cost of product sales.

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

Depreciation and Amortization Expense

Depreciation and amortization expense represents the period costs associated with Avatech’s investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Depreciation and amortization expense is computed using the straight-line method. Additionally, Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the useful life of the asset.

Goodwill is the excess of the purchase price paid over the value of the identifiable net assets acquired in purchase business combinations and was being amortized over the expected period of benefit, primarily 15 years. As of July 1, 2002, Avatech no longer amortizes this goodwill, but rather makes annual assessments of impairment.

The Company amortizes acquired intangible assets with definite lives over their estimated useful life. These assets consist principally of technology acquired in the acquisition of PlanetCAD, which are amortized over useful lives ranging from 4 to 6 years.

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

Software Revenue Recognition.    Avatech derives most of its revenue from the resale of packaged software products. Product sales also include hardware that may be purchased for the convenience of customers. Historically, Avatech has not experienced significant customer returns. Avatech also earns service revenue from training and other professional services for the products that are sold. These services are not essential to the functionality of the software. Additionally, Avatech offers annual support contracts to its customers for the software products that it sells. Maintenance and support services are also sold under hourly billing arrangements.

Revenue from software arrangements is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable and (4) all fees must be probable of collection. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Recoverability of Goodwill.    Avatech has remaining goodwill of $0.75 million at March 31, 2003 that was recorded in connection with two business combinations that were completed in 1998. As of July 1, 2002, Avatech adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Accordingly, the Company no longer amortizes this goodwill, but rather makes annual assessments of impairments. During the second quarter of fiscal 2003, the Company completed phase one of the transitional impairment tests required by Statement 142. The Company will complete phase two of the transitional impairment tests before the end of fiscal year 2003 at which time any impairment charge for the goodwill will be recorded as of July 1, 2002. Currently, management believes that the Company is likely to have an impairment charge for one of its reporting units, which will approximate $400,000 to $600,000. In the future, the Company will be making impairment tests during the fourth quarter of each year. In making these assessments, Avatech must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of its business that are associated with its remaining goodwill. It is possible that these judgments may change over time as market conditions or strategies change, and these changes may cause Avatech to record additional impairment charges to adjust goodwill to its estimated fair value.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent, or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. Avatech adopted Statement 145 effective July 1, 2002, and upon adoption, the Company expects to report as other income (expense), any extraordinary losses or gains that it incurs upon the extinguishment of debt. In August 2002, the Company reported a $2.0 million gain from the early extinguishment of certain debt.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues

Total revenues for the three months ended March 31, 2003 decreased $1.4 million, or 17.9%, to $6.7 million, compared to $8.1 million for the same period in 2002. The gross margin percentage increased to 46.9% for the three months ended March 31, 2003, compared to 43.7% in the same period in 2002. For the three months ended March 31, 2003, revenues from product sales, service and commissions decreased. The decrease in all categories of revenues was due to weak economic conditions as well as the timing of product upgrade cycles by the Company’s principal supplier.

Product sales for the three months ended March 31, 2003 decreased $1.2 million, or 24.0%, to $3.7 million, compared to $4.9 million for the same period in 2002. The fluctuation in product sales is primarily attributed to weak economic conditions causing customers to defer purchasing software products as well as timing of product upgrade cycles. Software products sold represented 91.8% and 94.0% of total product sales for the three months ending March 31, 2003 and 2002, respectively. Also, the sale of software developed by Autodesk, Inc. represented 90.5% and 95.8% of total software sales for the three months ending March 31, 2003 and 2002, respectively. The merger with PlanetCAD and the addition of its proprietary software products was the primary reason for the decline in the sale of software developed by Autodesk as a percent of total software sales.

Service revenue for the three months ended March 31, 2003 decreased $155,000, or 9.1%, to $1.5 million, compared to $1.7 million for the same period in 2002. The decrease in service revenue is a result of a decline in training of $356,000, or 33.2%, attributable to the decline in software sales, partially offset by an increase in professional and technical support service contracts of $201,000, or 33.9%. All of Avatech’s professional, technical support and training services have received additional sales focus as Avatech transitions to a full solution, service provider of software and services for its customers.

Commission revenue for the three months ended March 31, 2003 decreased $117,000, or 7.8%, to $1.4 million, compared to $1.5 million for the same period in 2002. The decrease in commission revenues resulted from weak economic conditions causing major account customers to defer purchasing software products as well as the timing of product upgrade cycles.

Cost of Revenues and Expenses

Costs of Revenue

Cost of product sales for the three months ended March 31, 2003 decreased $785,000, or 24.8%, to $2.4 million, compared to $3.2 million for the same period in 2002. Cost of product sales as a percentage of related revenue for the three months ended March 31, 2003 decreased to 63.7% from 64.4% in the same period in 2002. The decrease in cost of product sales as a percentage of related revenues is attributed to a more favorable product mix, as sales of high margin software products increased slightly during the period.

Cost of service revenue for the three months ended March 31, 2003 decreased $246,000, or 17.6%, to $1.2 million compared to $1.4 million for the same period in 2002. Cost of service revenue as a percentage of related revenue for the three months ended March 31, 2003 decreased to 74.9% from 82.5% in the same period in 2002. The decrease in cost of service revenue as a percentage of revenue is primarily attributable to more effective management and improved cost controls over the delivery of these services.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2003 increased $528,000, or 17.0%, to $3.6 million, compared to $3.1 million for the same period in 2002. Selling, general and administrative expense as a percent of total revenues was 54.5% for the three months ended March 31, 2003, and 38.2% for the same period in 2002. The increase in selling, general and administrative expense as a percent of total revenues is attributable to the fixed cost required to support a nationwide network of 21 offices and the added expenses associated with the operation of PlanetCAD after the merger on November 19, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2003 decreased $2,000 or 0.9%, to $170,000, compared to $172,000 for the same period in 2002. Depreciation and amortization expense of property and equipment increased as a result of fixed assets acquired upon the merger with PlanetCAD. The increase was offset by amortization expense of $24,000 on unamortized goodwill that was recorded for the three months ended March 31, 2002. On July 1, 2002, the Company adopted Statement 142 and no longer amortizes goodwill and other intangible assets deemed to have indefinite useful lives.

Goodwill Impairment Charge

The Company determined that the goodwill and other long-lived assets of its subsidiaries were likely impaired due to recurring losses and change in the estimates of the future cash flows from these operations over the remaining amortization period. As a result, an impairment charge of $283,000 was recorded in the period ending March 31, 2002 to present goodwill at its net realizable value.

Other Income (Expense)

Other (expense) for the three months ended March 31, 2003 decreased $35,000 to $(84,000), compared to $(119,000) for the same period in 2002. The decrease in other (expense) is attributable to a reduction in interest expense incurred in 2002.

Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002

Revenues

Total revenues for the nine months ended March 31, 2003 decreased $4.3 million, or 18.4%, to $19.0 million, compared to $23.2 million for the same period in 2002. Overall, the gross margin percentage increased to 46.2% for the nine months ended March 31, 2003, compared to 44.1% for the same period in 2002. For the nine months ended March 31, 2003, revenues from product sales and commissions decreased, while revenues from service increased. The decrease in revenues from product sales and commissions was due to weak economic conditions as well as timing of product upgrade cycles. The increase in revenues from service was a result of a realigned sales organization and a renewed focus by Avatech as a full solution, service provider for its customers. Although price changes occurred throughout the period, they did not have a material effect on fluctuations in revenues. Improved management over the sales organization has enhanced sales forecasting to better exploit product sales and service opportunities to larger customers, which attributed to an increase in service revenues.

Product sales for the nine months ended March 31, 2003 decreased $4.2 million, or 28.2%, to $10.6 million, compared to $14.8 million for the same period in 2002. The decrease in product sales is primarily attributed to weak economic conditions causing customers to defer purchasing software products, as well as the timing of product upgrade cycles by the Company’s principal supplier. The decrease in product sales is attributable to a decline in sales volume on software product sales. Software products sold represented 93.5% and 89.0% of total product sales for the nine months ended March 31, 2003 and 2002, respectively. Also, the sale of software developed by Autodesk, Inc. represented 91.6% and 94.3% of total software sales for the nine months ended March 31, 2003 and 2002, respectively.

Service revenue for the nine months ended March 31, 2003 increased $250,000, or 5.4%, to $4.9 million, compared to $4.6 million in the same period in 2002. The increase in service revenue is a result of an increase in professional and technical support service contracts of $728,000, or 43.4%, partially offset by a decline in training of $478,000, or 16.3%, attributable to the decline in software sales. All of Avatech’s professional, technical support and training services have received additional sales focus as Avatech transitions to a full solution, service provider of software and services for its customers.

Commission revenue for the nine months ended March 31, 2003 decreased $354,000, or 9.3%, to $3.5 million, compared to $3.8 million for the same period in 2002. The decrease in commission revenues resulted from weak economic conditions causing major account customers to defer purchasing software products as well as the timing of product upgrade cycles.

Cost of Revenues and Expenses

Costs of Revenue

Cost of product sales for the nine months ended March 31, 2003 decreased $2.8 million, or 28.6%, to $7.0 million, compared to $9.8 million for the same period in 2002. Cost of product sales as a percentage of related revenue for the nine months ended March 31, 2003 remained relatively consistent at 65.4% compared to 65.8% in the same period in 2002.

Cost of service revenue for the nine months ended March 31, 2003 increased $3,000, or 0.1%, to $3.2 million. Cost of service revenue as a percentage of related revenue for the nine months ended March 31, 2003 decreased to 66.5% from 70.1% for the same period in 2002. The decrease in cost of service revenue as a percentage of revenue is primarily attributable to more effective management and improved cost controls over the delivery of these services.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended March 31, 2003 increased $432,000, or 4.6%, to $9.9 million, compared to $9.5 million for the same period in 2002. Selling, general and administrative expense as a percent of total revenues was 52.3% for the nine months ended March 31, 2003, and 40.8% for the same period in 2002. The increase in selling, general and administrative expense as a percent of total revenues is attributable to the fixed cost required to support a nationwide network of 21 offices and the added expenses associated with the operation of PlanetCAD after the merger on November 19, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2003 decreased $20,000 or 3.9%, to $484,000, compared to $503,000 for the same period in 2002. Depreciation and amortization expense of property and equipment increased as a result of fixed assets acquired upon the merger with PlanetCAD. The increase was offset by amortization expense of $72,000 on unamortized goodwill that was recorded for the nine months ended March 31, 2002. On July 1, 2002, the Company adopted Statement 142 and no longer amortizes goodwill and other intangible assets deemed to have indefinite useful lives.

Acquired In-Process Research and Development

In connection with the acquisition of PlanetCAD in November 2002, the Company allocated $282,000 of the purchase price to in-process research and development projects. This allocation represents the fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these technologies had not yet reached technological feasibility and the technologies had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

Goodwill Impairment Charge

The Company determined that the goodwill and other long-lived assets of one of its subsidiaries were likely impaired due to recurring losses and change in the estimates of the future cash flows from these operations over the remaining amortization period. As a result, an impairment charge of $283,000 was recorded in the period ending March 31, 2002 to present goodwill at its net realizable value.

Other Income (Expense)

Other income (expense) for the nine months ended March 31, 2003 increased $2.0 million to $1.7 million, compared to $(301,000) for the same period in 2002. The significant increase in other income is attributable to a gain recorded on the extinguishment of debt. In January 1999, Avatech borrowed $3.0 million from a junior lender. In August 2002, Avatech executed an agreement to extinguish the debt for a cash payment of $1.0 million, resulting in a $2.0 million gain on the extinguishment of debt.

Income Taxes

Income tax expense for the nine months ended March 31, 2003 was $400,365. In August 2002, the Company realized a $2.0 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $373,000 being recorded at June 30, 2002. For the nine months ended March 31, 2003, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. This increase in deferred income tax expense coupled with state tax expense resulted in the additional income tax expense for the nine months ended March 31, 2003.

Liquidity and Capital Resources

Historically, Avatech has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements. Avatech had a deficiency of working capital of $3.2 million at March 31, 2003. Current liabilities include $1.6 million of borrowings under a line-of-credit from a senior lender, $249,000 of subordinated notes, a $500,000 note payable to a related party, and a $625,000 note payable representing the advance of proceeds from an agreed-upon sale of an investment in stock. In October 2000, Avatech entered into a $4.0 million revolving line-of-credit agreement with a senior lender that expires in October 2003, but is payable within 60 days of demand. Borrowings under the line-of-credit bear interest at the senior lender’s prime rate plus 1.5%. The amount of outstanding borrowings is limited to 75% of eligible accounts receivable.

In January 1999, Avatech borrowed $3.0 million from a junior lender. In August 2002, Avatech executed an agreement to extinguish the debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. Avatech borrowed $500,000 from each of PlanetCAD and James Hindman, an Avatech director, to make the cash payment. On November 19, 2002 the merger with PlanetCAD was completed and the loan from PlanetCAD eliminated, as Avatech became a subsidiary of PlanetCAD. Mr. Hindman’s loan matures on July 1, 2003. The loan bears simple interest at a rate of 15.0% on the outstanding principal balance of the loan and is subordinate to Avatech’s senior lender.

Prior to the merger with PlanetCAD, Inc., Avatech also had outstanding $1.7 million of 10% subordinated notes. The notes were to mature on July 1, 2003 and interest was payable quarterly until maturity or prepayment. On November 19, 2002 with the completion of the merger with PlanetCAD, subordinated noteholders owning an aggregate of $1.5 million of subordinated notes exchanged their notes for preferred stock. As a result of these exchanges, Avatech’s liabilities at November 19, 2002 have been reduced by $1,525,000 and Avatech expects to reduce its interest expense by $152,500 per year due to this exchange.

Avatech acquired as part of the purchase of PlanetCAD an investment in the common stock of a privately-held company valued at $625,000. On March 25, 2003, Avatech issued a $625,000 promissory note with 5.0% interest on the unpaid principal balance maturing on May 9, 2003 representing the advance of proceeds from an agreed-upon sale of the stock to a prospective buyer. On April 14, 2003 Avatech received an irrevocable offer from the prospective buyer to purchase the common stock. The original stock purchase agreement contains a restriction on transfer regarding first right of refusal by the issuer. Avatech has delivered notice to the issuer of its intent to transfer the common stock after the 30 day first right of refusal period. Upon transfer of the common stock security to the prospective buyer, the outstanding note of $625,000 will be cancelled.

For the nine months ended March 31, 2003 Avatech used $0.9 million of cash in its operations. For the comparable nine-month period in 2002, Avatech generated $1.2 million of cash from its operations. Cash flow from operations before working capital changes was a deficit of $1.4 million for the nine months ended March 31, 2003 compared to a surplus of $0.5 million in the comparable 2002 period. Avatech’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected by the timing of sales and investments in inventory based on expected customer demand. Inventory levels are minimized through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management.

For the nine-month period ended March 31, 2002, cash used in operations was favorably affected by decreases in accounts receivable of $0.5 million. Accounts receivable, net of allowance for doubtful accounts, decreased approximately 12.7% for the period ended March 31, 2003. Day sales outstanding (DSO’s) in receivables increased to 66 days as of March 31, 2003 from 46 days as of March 31, 2002. The increase in DSO’s is attributable to the weak economic conditions and the merger with PlanetCAD. The decrease in the accounts receivable balance is primarily attributable to lower sales due economic weakness and the timing of product upgrade cycles. The Company’s customary collection terms range from 30 to 60 days for all of its customers.

Avatech’s investment activities consist principally of investments in computer and office equipment. Avatech acquired $0.2 million of fixed assets during the nine months ended March 31, 2003. Avatech has no outstanding purchase commitments at March 31, 2003, and expects total fixed asset purchases in 2003 to be less than $0.4 million. In 2003, in connection with the merger with PlanetCAD, the Company received cash of $1.3 million.

As described more fully above, Avatech’s financing activities in all periods have consisted principally of borrowings and repayments under its lines of credit. Net borrowings (repayments) under lines of credit were $0.2 million for the nine months ended March 31, 2002. At April 30, 2003, Avatech had additional borrowing availability under its line of credit of $0.3 million.

As of the date of this report, Avatech and PlanetCAD have unpaid expenses due to professional firms totaling approximately $.5 million that were incurred in connection with the merger completed on November 19, 2002. Management believes that these fees are excessive and plans to vigorously negotiate the amounts due and related payment terms with all of the service providers. It is believed that the Company will be successful in negotiating reduced fees and extended payment terms.

Because of the demand provisions of the line-of-credit and the lending agreement, and uncertainties surrounding the ability of Avatech to obtain the needed cash, there would be substantial doubt about the ability of Avatech to continue as a going concern if the lenders exercise their demand rights under the agreement. Although management cannot control the actions of these lenders, it believes that they will not demand repayment of outstanding borrowings. One of the Company’s directors has expressed his intention of lending the Company, up to $500,000, to fund any needed working capital deficiencies. Based on an evaluation of the likely cash generated from operations in the near term, available capital resources and the timing of cash payments to vendors, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business. The Company has engaged an investment banking firm to assist in obtaining long-term financing. Additionally, the Company plans to raise between $1.0 million to $2.0 million of financing on acceptable terms by June 30, 2003.

Below is a summary of the Company’s contractual obligations and commitments at March 31, 2003:

	Payments due by Period
Contractual Obligations
	Total	2003	2004	2005	2006	Thereafter
Long-term debt	$1,374,349	$1,374,349	$—	$—	$—	$—
Operating leases	2,435,798	939,033	562,274	351,355	322,341	260,795

Total obligations	$3,810,147	$2,313,382	$562,274	$351,355	$322,341	$260,795

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At March 31, 2003, approximately 54.4% of the Company’s outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2002 average interest rate under these borrowings, it is estimated that the Company’s 2002 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Part II.    OTHER INFORMATION

Ite m 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

(b)    Reports on Form 8-K

Registrant filed five Current Reports on Form 8-K during the quarter for which this report is filed:

Current Report on Form 8-K filed January 31, 2003, reporting under Item 5 unaudited financial information for Avatech Solution, Inc. for the period ending September 30, 2002 and announcing certain strategic initiatives.

Current Report on Form 8-K filed January 31, 2003, reporting under Item 2 the plan and completion of the merger of Avatech Solution, Inc. and PlanetCAD, Inc., reporting under Item 4 the change of certifying accountant for Avatech Solution, Inc. from Walpert & Wolpoff, LLP to Ernst & Young LLP, reporting under Item 7 unaudited condensed combined pro forma financial information as of September 30, 2002 and for the twelve month period ending June 30, 2002 and three month period ending September 30, 2002, Management’s Discussion and Analysis, audited financial statement of the acquired business, Avatech Solutions, Inc as of June 30, 2001, and 2002 and for each of the three years in the period ended June 30, 2002, and reporting under Item 8 the change in fiscal year from December 31 to June 30.

Current Report on Form 8-K filed February 19, 2003, reporting under Item 5 that Avatech Solutions, Inc. had entered into a memorandum of understanding with Unigraphic Solutions, Inc to become a certified reseller of EDS’ product lifecycle management software upon execution of a definitive agreement.

Current Report on Form 8-K filed March 4, 2003, reporting under Item 4 the change of certifying accountant for PlanetCAD, Inc. from KPMG, LLP to Ernst & Young LLP.

Current Report on Form 8-K filed April 16, 2003, reporting under Item 5 the election of Eric Pratt as the Registrant’s new President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND

SUBSIDIARIES

Date: May 15, 2003

By    /s/  Gary Rever

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

Date: May 15, 2003

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

Date:    May 15, 2003

/s/ Gary Rever

Gary Rever

Chief Financial Officer (principal financial accounting

officer)