Form 10-K
period 2003-06-30
AVATECH SOLUTIONS INC
filed 2003-10-03
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission file number: 001-31265

AVATECH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2023997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11400A Cronridge Drive, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

(410) 581-8080

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $1,925,968.

The number of shares of common stock outstanding as of September 30, 2003 was 3,055,959

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders (to be filed).

AVATECH SOLUTIONS, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Background

Avatech Solutions, Inc. was formed as a Delaware corporation on September 9, 1996. On June 20, 1997, we merged with CADWORKS, Inc., a company conducting its operations principally in Texas and providing design automation software, training, technical support, and professional services to corporations, and accounted for the merger as a recapitalization. On June 30, 1997, our wholly-owned subsidiary merged with Premier Design Systems, Inc., a company with similar operations conducting its operations principally in Maryland, in a business combination accounted for as a pooling-of-interests. All of the outstanding common stock of CADWORKS, Inc. was exchanged for 593,525 shares of our voting common stock and all of the outstanding common stock of Premier Design Systems, Inc. was exchanged for 665,575 shares of our voting common stock. During fiscal years 1998 through 1999, we consummated business combinations with nine companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States. We consummated seven of these business combinations by exchanging of all of the outstanding shares of voting common stock of the acquired company for shares of our voting common stock and accounted for these transactions as poolings-of-interests. We accounted for the other two of these business combinations as purchases.

In November 2002, Avatech Solutions completed its merger with PlanetCAD, Inc and became a wholly owned subsidiary of PlanetCAD, Inc. Contemporaneously with the merger, PlanetCAD changed its name to Avatech Solutions, Inc, and Avatech changed its name to Avatech Solutions Subsidiary, Inc. In December 2002 Avatech Solutions, Inc. began trading on the OTC Bulletin Board under the symbol AVSO.OB. During the merger, PlanetCAD issued registered shares of its common stock in exchange for all of the outstanding common stock of Avatech Solutions, Inc. As a result of the merger, PlanetCAD’s shareholders were issued twenty-five percent and Avatech’s shareholders were issued seventy-five percent of the surviving company’s outstanding common stock. Because Avatech’s shareholders received the majority of the common stock of the post-merger Avatech, Avatech was deemed to have acquired PlanetCAD.

In the fourth quarter of fiscal year 2003, we restructured the business to eliminate certain unprofitable operating segments, including the acquired PlanetCAD operations and three reseller locations.

General

We are a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities management markets. We specialize in software development and customization, technical support, training, and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. Our sales are to corporations, government agencies, and educational institutions worldwide. Our product sales are primarily the resale of packaged design software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, modeling, drafting, mapping, rendering, and facilities management tasks. We are one of the largest domestic commercial resellers of design software developed by Autodesk, Inc. (Autodesk) and one of the world’s leading design software and digital content companies for the building design and land development, manufacturing, utilities, and telecommunications industries.

We differentiate ourselves from traditional product resellers through the wide range of value-added services we can provide as part of an overall business solutions engagement. Our services are structured around three areas: training, technical support, and professional services—and are often bundled with the associated software products that support them. Education classes are offered through our nineteen training classroom facilities or directly at a customer site, and include basic through advanced product training and customized company-specific training curriculum. Our instructors are application engineers and product specialists who have formal training or industry experience in the course content. Technical support services are provided primarily through our telephone support center located in Omaha, Nebraska. Through our staff of full time consultants, we provide assistance to customers with questions or issues concerning the suite of software products we resell and those associated with the professional services engagements we perform. Professional services include project-focused offerings that are fulfilled primarily with our own application engineers and programmers and include software customization, data migration, computer aided design standards consulting, workflow analysis, and implementation assistance for complex software products. Our strategic focus is in responding to our customers’ requests for interoperability and product lifecycle management solutions that address broader, enterprise-wide initiatives.

More than ninety percent of our total revenue arises from the resale of Autodesk’s software and the delivery of related services from the sales of these products. We are required to enter into annual channel partner agreements with Autodesk and other software developers that we represent. These agreements authorize us to sell certain software products to certain customers in certain geographic areas of the United States. There are no clauses in these agreements that limit or restrict the services that we can offer to customers.

We have a national sales and service delivery network of approximately one hundred thirty-three personnel operating out of fifteen business offices across the country. Our sales database has over one hundred eighty thousand point-of-contact names collected over a fifteen-year time span and an active customer list of approximately eighteen thousand private firms and federal, state, and local agencies.

In July 2003, we entered into an Authorized Reseller Agreement with Dassault Systèmes of France, a world leader in product lifecycle management (PLM) solutions, with more than sixty-five thousand customers in eighty countries, which makes us a Dassault Systèmes Business Partner and authorizes us sell Dassault’s SMARTEAM PLM solution throughout North America. Product Lifecycle Management (PLM) software solutions are expected to be a significant new tool for manufacturers in multiple vertical industries over the next decade. According to AMR Research, the PLM software market was two billion dollars in 2001 and will grow to nearly eight billion dollars by 2006. Prior to this arrangement, Dassault’s SmarTeam products were generally marketed in the United States exclusively through IBM and on every other continent through leading resellers.

We believe that PLM software and services represents a significant opportunity for future growth. Our arrangement with Dassault will not only provide us with a potentially significant new product line, but will also permit us to expand our higher margin services business and significantly increase the average size of sales transactions. PLM software significantly enhances manufacturing efficiencies and permits manufacturers to manage products through their active lifecycles. We believe that our arrangement with Dassault will provide us with important product diversity consistent with our new strategy of increased investment of people, diversification of product and service offerings, and a targeted merger and acquisition program to expand our geographic footprint.

Industry Background

Today’s increasingly competitive business environment has forced many companies in diverse industries to increase efficiencies while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to product quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements, and quote more accurate and reliable delivery dates. Furthermore, a company’s operations may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another. These forces are prompting companies to collaborate with technology transparency, across a broad range of suppliers and customers, to improve efficiencies within multi-enterprise value chains and market places.

The development and proliferation of communications, desktop automation, and software applications, including applications for specific industry focus such as architecture and building design, manufacturing, engineering, and total infrastructure, and facilities management are accelerating many companies’ efforts to increase efficiencies by enabling a platform-independent communications network. This platform independence and demand for interoperability has prompted demand for a dynamic, open, and integrated environment among customers, suppliers, and designers. In response to these evolving market forces, many companies are seeking business solutions that include re-engineering their business processes to reduce manufacturing cycle times, shifting from mass production to order-driven manufacturing, increasing the use of outsourcing, and sharing information more readily with vendors and customers over the Internet.

Markets

As a provider of design automation and data management solutions, our portfolio of products and services principally address the needs of the following markets:

The architecture, engineering and construction (AEC) market is comprised of design services focused on the construction of large physical assets such as buildings, roads, factories, utility companies, and commercial infrastructure projects. Architects, builders, and civil engineers use design automation systems to create detailed three dimensional construction drawings, material specifications, and maintenance records. Digital files are created and shared by multiple architects, engineers, and suppliers of services and raw materials throughout the construction schedule and subsequent operations of the asset.

The mechanical design and manufacturing market is primarily focused on the design, tooling, assembly, and testing of instruments, electronic devices, machines, mechanical devices, and power-driven equipment. Inventors, engineers, technicians, and designers use design automation software as basic tools in the overall form, fit and function, creation, and refinement of the product or item. Given the physical and electronic complexity of most items invented today, software and services are critical to achieving tight production schedules and cost targets.

Electronic document management (EDM) systems provide methodical and organized processes involved with the storage, retrieval, management, and versioning of design files, drawings, and related documents such as customer correspondence, inventory lists, digital images, and other items. These products are based on a client/server architecture, and are scalable from a departmental solution to a division level infrastructure system.

Geographic information systems (GIS) software permits users to link together disparate data files (maps, aerial photos, tax records, marketing data, etc.) and provide the user with a unified image and knowledge base of a specific geographic location or building location. This software can also be used to develop emergency exit and disaster rescue plans by providing detailed information about employee locations, communication information, distances to the closest stairwells and elevators, fire hose connection points, etc. New technology based on powerful desktop computer hardware has enabled software developers to offer products that are easier to use and less expensive than the previous applications, thus expanding the volume of purchases, installation, and level of usage from the traditional civil engineering, utilities, public works, and transportation logistics markets and into the emergency services and Homeland Security segments.

Facilities management applications enable facility managers and physical plant staff to efficiently operate and utilize all aspects of a facility’s operational systems (heating, cooling, power, communications, security, etc.) including its internal and external space and infrastructure. When integrated with Internet browsers, GIS, and document management tools, users are able to have substantial knowledge about their buildings, their neighborhoods, and their documents, which leads to increased effectiveness and cost containment.

We also provide rapidly implemented, scalable, tailored and uniquely cost-effective product lifecycle management (PLM) solutions designed to offer streamlined data management, improved workflow, and comprehensive collaboration to help companies optimize business processes, shorten the time-to-market, increase innovation, and reduce costs.

Solutions and Products

As a provider of design automation solutions, we sell software packages developed by third party software developers. We also provide a variety of services to assist our customers in maximizing the benefits from these software applications. These services include training, technical support, and professional services.

Our product sales are primarily composed of packaged software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities. Our product offerings include a full range of design automation software packages from the industry leader, Autodesk, document management software from Cyco Software, Inc., and PLM software from Dassault Systèmes.

Training Services. We have a curriculum of over thirty different subjects related to various software solutions offered at our nineteen training facilities and through mobile labs that we can send to a customer site. Our employees serve as class instructors and have formal training or successful industry experience in the topics they are teaching. All instructors must pass annual subject-matter exams required by Autodesk and other software providers to retain their product-based teaching certifications. We also provide training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training.

Technical Support Services. We provide end-user and corporate technical support services through our National Support Center (NSC) located in Omaha, Nebraska. A staff of full-time product and technology consultants assist customers calling with questions about product features, functions, usability issues, and configurations—as well as from our professional services engagements. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through e-mail, telephone, and fax channels. Standard NSC support services are offered on a 12-hour by 5-day basis, with premium pricing for extended coverage hours.

Professional Services. Professional services are project-focused offerings that include software customization, data migration, computer aided design standards consulting, supplemental staffing for design work, drawing digitization, symbol library development, and GIS database development. We also provide technology interoperability, engineering collaboration, and workflow improvement solutions with design automation and manufacturing organizations.

Channel Sales Agreement with Autodesk, Our Largest Vendor; Distributor Arrangement with Dassault Systèmes. Our revenues are primarily derived from the resale of vendor software products and services. These resales are made pursuant to channel sales agreements whereby we are granted authority to purchase and resell the vendor products and services. Under these agreements, we either resell software directly to our customers or act as a sales agent for various vendors and receive commissions for our sales efforts. We entered into an Authorized Channel Partner Agreement with Autodesk, Inc. whereby Autodesk appointed us as a non-exclusive partner to market, distribute, and support Autodesk software products. Collectively with our subsidiaries, we must achieve a yearly minimum revenue in the amount of three hundred thousand dollars from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk.

We have also entered into a Authorized Reseller Agreement with Dassault Systèmes whereby we will market and distribute Dassault’s SMARTEAM PLM products in the United States. In connection with this July 2003 arrangement, Dassault provided us with certain financial assistance, including funds to create a dedicated PLM sales force and related marketing efforts. We did not earn any revenue from the sale of Dassault’s PLM products prior to fiscal year 2004.

Sales and Marketing

Our merger and acquisition growth strategy, coupled with post merger marketing efforts, has provided us with a sales database of over one hundred and eighty thousand point-of-contact names and an active customer base of eighteen thousand organizations.

We sell software products and solutions services through a direct sales organization consisting of sales representatives, many with engineering degrees and industry experience, and pre-sales technical consultants. Many of our customers were successfully transitioned from acquired companies, as dedicated sales representatives worked diligently to retain their customer relationships. We have a Customer Care Center in Tampa, FL, which focuses on outbound telesales and fulfillment for smaller transactional sales.

We utilize a customer relationship system (CRM) to manage customer communications that is deployed at all offices via a wide-area network. We also use a sophisticated electronic marketing system for permission-based, automated one to one marketing communications and regular electronic publications. The features include automatic customized e-mail messages to prospects with interest in our products and services and automated lead distribution directly to the sales force. In addition, we have a comprehensive and scaleable website, which supports secure transactions and serves streaming media demonstrations and technical tips on a 24x7 on-demand basis.

Customers

We market our products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In fiscal year 2003, the revenues generated by our top ten customers represented approximately five percent of total revenues.

We have a national sales and service delivery network that is comprised of fifteen business offices and nineteen training classrooms across the country. Our customers include:

AOL Time Warner Communications	AT&T	Baltimore Gas & Electric
Baseland	Bechtel	Becton Dickenson
Bell Atlantic	Bouck & Lee Engineers	Caterpillar
Champion Industries	City of Baltimore	City of Roseville, CA
Colorado Springs Utilities	Consumers Energy	Dewberry & Davis
Ford Motor Company	General Electric	General Mills
Goodyear	Hellmuth, Obata & Kassabaum, Inc.	Honeywell
INTEL	JCPenney	John Deere
Johnson & Johnson	Kimley-Horn & Associates	Lucent Technologies
MBNA	Media One	Michigan Department of Transportation
Naptheon	NASA	National Park Service
Nestle	Nolte Engineering	Norfolk Naval Air Station
Oceana Naval Base	Ozark Aircraft	Pacific Bell
Parker Hannifan	Parsons Brinckerhoff Quade &	Pioneer Hybrid
Qwest Communications	Douglas, Inc.	Royal Caribbean International
RTKL Associates	Rockwell	SBC
Siemens	Sacramento Regional Transit	Texaco
Texas Instruments	Siemens Medical Systems	Trane
Union Pacific	The Sports Authority	US Bureau of Land Management
Verizon	URS Greiner

Competition

We compete in the design automation channel, a market historically composed of small niche, regionally focused companies. Since we began operations in 1997, the Autodesk reseller channel has changed radically. The number of Autodesk channel participants has declined significantly from approximately four hundred at the time of our formation to approximately 130 currently. The many new products and their increased complexity have made it very difficult for small companies to compete. The vast majority of smaller resellers lack the technical talent, financial resources, marketing, public relations, and business management skills to transition from the old, single-application product model to one offering complete solutions.

While several small reseller competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the largest commercial Autodesk reseller in the United States. Two national competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Autodesk products are INCAT International, Inc. (INCAT) and RAND A Technology Corporation (RAND).

INCAT is a systems integrator for design automation products. They have thirty offices in nine countries with worldwide headquarters in the United Kingdom. They have fifteen offices in the United States. They have approximately eight hundred employees worldwide with approximately sixty-five percent in consulting, design engineering and technical support. While INCAT is larger than Avatech, we estimate that the Autodesk portion of its business is less than one-fourth as large as our Autodesk business.

RAND is the largest computer-aided design and engineering technology company worldwide. However, we estimate that its Autodesk-related business is less than fifty percent as large as ours. It operates in 104 offices located in twenty-seven countries with headquarters in Canada. It has thirty-eight offices in the United States. As of December 31, 2001, it reported having over twelve hundred employees worldwide.

Intellectual Property

We regard our technology and other proprietary rights as essential to our business. While we rely on copyright, trade secret, confidentiality procedures, contract provisions, and trademark law to protect our technology and intellectual property, we believe that the technological skills of our employees and reliable service maintenance are also critical to establishing and maintaining an intellectual property leadership position.

We own several federally registered trademarks, including “AVATECH SOLUTIONS,” and “AVANEWS,” and have a number of trademark applications pending. We have no patents or patent applications pending. We acquired a number of other trademarks as a result of our merger with PlanetCAD.

We have entered into confidentiality agreements with our employees, consultants, and corporate partners and intend to control access to, and distribution of our products, documentation, and other proprietary information.

This Annual Report on Form 10-K contains trademarks and trade names of Avatech Solutions, Inc. and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Employees

Presently, we have approximately 133 full time employees and two part time employees located in fifteen offices throughout the United States. Many of our current employees formerly were employees of the companies that we acquired. Approximately forty-one are located in Maryland, where we have our corporate headquarters as well as one sales and one training location. Maryland is also the location of our centralized accounting, order processing, and marketing functions. Approximately forty-five of our employees are engaged in sales and marketing activities and approximately fifty-six employees are engaged in service fulfillment.

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Available Information

Our Internet website is www.avatechsolutions.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such materials with the SEC.

Our executive offices are located at 11400 Cronridge Drive, Suite A, Owings Mills, Maryland 21117 and our telephone number is (410) 581-8080.

ITEM 2. PROPERTIES

Our corporate offices are located in Owings Mills, Maryland where we lease approximately 10,010 square feet of office space, pursuant to a lease which expires on May 31, 2004. These facilities house our executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. We also lease office space at the following locations:

Location	Square Footage	Term
California—Roseville *	176	6/15/2004
Colorado—Englewood	7,250	03/31/2005
Colorado—Boulder *	3,720	11/1/2007
Connecticut—Middlefield	1,300	Month to month
Florida—Tampa	2,290	12/31/2003
Illinois – Westchester	150	6/15/2004
Iowa—Cedar Rapids	2,525	05/20/2006
Iowa—Clive	4,310	04/30/2004
Kentucky—Georgetown	950	01/31/2005
Maryland—Owings Mills	10,100	5/31/2004
Minnesota—St. Paul	2,782	03/31/2007
Nebraska—Omaha	6,242	02/29/2008
New Jersey—East Brunswick	2,000	03/31/2004
Texas—Austin	2,125	10/31/2004
Texas—Irving	3,416	01/31/2008
Virginia—Alexandria	280	04/30/2004
Virginia—Richmond	2,250	03/31/2006
Virginia—Virginia Beach	5,000	12/31/2003

*	We no longer maintain offices in these locations, however, our leases have not yet expired.

Not listed are leases for space that we have vacated if the sublessee’s payments to us defray, in whole or in substantial part, our lease payment obligations.

The commercial real estate market is volatile and unpredictable in terms of available space, rental fees, and occupancy rates and preferred locations. We cannot be certain that additional space will be available when we require it, or that it will be affordable or in a preferred location.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Data

Prior to our merger with PlanetCAD, PlanetCAD’s common stock was listed on the American Stock Exchange under the symbol “PCD”. Since the date of the merger, our common stock has been trading on the OTC Bulletin Board under the symbol “AVSO.OB”. The following table indicates the high and low sales prices per share, rounded to the nearest whole cent, reported by the American Stock Exchange, for the periods indicated prior to November 20, 2002 and as available through the OTC market for the periods indicated since that date. The OTC quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. All prices shown have been restated to reflect the two-for-one stock dividend which will be distributed on October 1, 2003 for shareholders of record at September 15, 2003 as well as the one-for-twenty reverse stock split that occurred on October 22, 2002.

Period	High	Low
Fiscal Year Ending June 30, 2002
First Quarter	$3.67	$1.00
Second Quarter	1.60	0.67
Third Quarter	1.47	1.13
Fourth Quarter	2.87	1.13

Fiscal Year Ending June 30, 2003
First Quarter	$2.87	$1.60
Second Quarter	2.00	0.17
Third Quarter	0.68	0.34
Fourth Quarter	0.50	0.15

Fiscal Year Ending June 30, 2004
First Quarter	$0.65	$0.08

There is no public market for our Series C Convertible Preferred Stock, however, we issued 172,008 shares of this stock for $1.69 per share.

Recent Closing Prices

On October 1, 2003, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $0.80.

Dividend Information

We have never paid cash dividends on our common stock and we anticipate that we will continue to retain any earnings for the foreseeable future for use in the expansion and operation of our business.

Our Series C Convertible Preferred Stock is eligible for 10% annual, cumulative dividends, payable quarterly, when and as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on our Common Stock and all other currently outstanding shares of our equity securities.

Number of Stockholders

As of September 30, 2003, there were 114 holders of record of our common stock and 10 holders of our Series C Convertible Preferred Stock.

Recent Sales of Unregistered Securities

On April 7, 2003, we issued 131,299 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $221,895 to “accredited investors” as defined by Rule 501 of the Securities Act. On April 8, 2003, we issued an additional 14,792 shares of our Series C Preferred Stock for an aggregate purchase price of $24,998, on April 18, 2003 we issued an additional 20,000 shares of our Series C Preferred Stock for an aggregate purchase price of $33,800, and on May 7, 2003 we issued 5,917 shares of Series C Preferred Stock for an aggregate purchase price of $10,000. Each of these issuances was to accredited investors.

Our Series C Preferred Stock is convertible at any time beginning 120 days after the date of purchase and must be converted if our shares trade for more than $6.76 per share for sixty consecutive trading days on the NASDAQ national market system. We must redeem this stock under certain circumstances involving a business combination approved by the Board of Directors. All past sales of our Series C Preferred Stock were made in reliance upon the exemption in Section 4(2) of the Securities Act of 1933 for sales to accredited investors only. The Commission has asserted our filing of a registration statement covering resales of the common stock into which the Series C Convertible Preferred Stock is convertible on March 26, 2003 (even though a shelf registration with no distribution of a preliminary prospectus and, therefore, no offers to resell common stock having been made) may have constituted “general advertising,” thereby precluding our reliance on the section 4(2) exemption. We offered each purchaser to date the right to rescind his purchase and all elected not to do so.

On May 28, 2003, we issued warrants to an “accredited investor” to purchase 97,200 shares of our common stock in exchange for his agreement to extend the repayment date of our existing $500,000 obligation to him until July 1, 2004 at a 12% rate of interest and to advance an additional $500,000 on the same terms. These warrants carry a purchase price of $0.27 per share and expire on June 1, 2008. Because the issuance was to an “accredited investor” within the meaning of Rule 501 under the Securities Act, the offer and sale of these securities were exempt from registration under Rule 506 of the Securities Act.

On June 1, 2003, we issued 10% subordinated notes for an aggregate $150,000 due on January 1, 2004 and warrants to purchase 45,000 shares of our common stock to “accredited investors” in exchange for these investors’ agreement to cancel existing 10% subordinated notes for an aggregate $150,000 due on July 1, 2003. These warrants carry a purchase price of $0.35 per share and expire on July 1, 2004. On the same date, we issued 12% subordinated notes for an aggregate $100,000 due on January 1, 2004 to accredited investors in exchange for those investors’ agreement to cancel existing 10% subordinated notes for an aggregate $100,000 due on July 1, 2003. Because these issuances were to “accredited investors” within the meaning of Rule 501 under the Securities Act, the offer and sale of these securities were exempt from registration under Rule 506 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical annual consolidated financial data is derived from our audited financial statements as of and for the five years ended June 30, 2003. The following consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Report.

	Year Ended June 30,
Statement of Operations Data:(1)	2003	2002	2001	2000	1999
Revenue:
Product sales	$12,667,141	$17,195,381	$18,571,208	$19,676,342	$23,053,101
Service revenues	6,101,339	5,911,665	5,481,227	6,909,674	6,266,986
Commission revenue	4,261,366	4,395,730	3,802,778	2,719,039	2,702,596

Total revenue	23,029,846	27,502,776	27,855,213	29,305,055	32,022,683

Cost of revenue:
Cost of product sales	8,988,503	11,486,205	12,802,140	14,077,943	16,699,981
Cost of service revenue	3,875,670	3,446,542	3,473,537	4,261,875	4,548,512

Total cost of revenue	12,864,173	14,932,747	16,275,677	18,339,818	21,248,493

Gross margin	10,165,673	12,570,029	11,579,536	10,965,237	10,774,190

Other expenses:
Selling, general and administrative	12,379,577	12,001,786	10,587,388	11,811,260	11,537,095
Depreciation and amortization(2)	414,304	516,470	597,167	598,837	639,679
Impairment loss	—	284,766	—	—	—

Total other expenses	12,793,881	12,803,022	11,184,555	12,410,097	12,176,774

Operating income (loss)	(2,628,208)	(232,993)	394,981	(1,444,860)	(1,402,584)

Other income/(expense)
Gain on the extinguishment of debt	1,960,646	—	—	—	—
Interest and other income/ (expense)	15,915	59,871	60,251	(50,420)	(15,693)
Minority interest	(94,140)	—	—	—	—
Interest expense	(290,375)	(487,472)	(553,180)	(619,518)	(481,347)

	1,592,046	(427,601)	(492,929)	(669,938)	(497,040)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,036,162)	(660,594)	(97,948)	(2,114,798)	(1,899,624)
Income tax expense (benefit)	408,072	(295,194)	7,426	—	—

Loss from continuing operations before cumulative effect of change in accounting principle	(1,444,234)	(365,400)	(105,374)	(2,114,798)	(1,899,624)
Income (loss) from operations of discontinued operating segments	(1,884,072)	117,905	194,710	61,561

Income (loss) before cumulative effect of change in accounting principle	(3,328,306)	(247,495)	89,336	(2,053,237)
Cumulative effect of change in accounting for goodwill(2)	(520,000)	—	—	—	—

Net income (loss)	$(3,848,306)	$(247,495)	$89,336	$(2,053,237)	$(1,899,624)

Earnings (loss) per common share — basic and diluted	$(0.48)	$(0.04)	$0.01	$(0.30)	$(0.28)

Weighted average number of common shares outstanding — basic and diluted	8,028,030	6,674,979	6,662,568	6,754,206	6,710,133

	As of June 30,
Balance Sheet Data:	2003	2002	2001	2000	1999
Cash and cash equivalents	$540,384	$222,562	$309,621	$423,307	$1,198,675
Working capital	(3,821,523)	(1,615,747)	(3,927,450)	(1,257,780)	157,394
Total assets	5,271,967	7,108,413	8,377,015	7,920,247	9,827,994
Total debt	2,851,212	5,980,013	6,480,880	5,750,883	6,492,239
Total stockholders’ deficiency	(5,974,197)	(3,737,862)	(3,424,838)	(3,427,041)	(1,609,640)

(1)	In 2003, we decided to discontinue the operations of PlanetCAD Inc. and close three offices located in New York, Michigan and Ohio. The results of operations of these operations are treated as discontinued operations and reported as a separate component of operating results in our consolidated statement of operations for all periods presented. A more detailed description of this transaction is provided in Note 4 of the Consolidated Financial Statements.

(2)	As of July 1, 2002, we adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. As a result of testing goodwill for impairment upon the adoption of Statement 142, we recorded a non-cash impairment charge of $520,000, which is included as a cumulative effect of a change in accounting principle in the 2003 statement of operations. A more detailed description of this transaction is provided in Note 1 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Certain statements set forth below constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in our annual and quarterly reports, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Avatech Solutions is a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities management markets. We specialize in software development, technical support, training and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable our customers to enhance productivity, profitability and competitive position. We are one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions.

During 2003, we revised our growth strategy and began to focus on new ways of expanding our people resources, product offerings, and geographic “footprint.” We plan to increase our efforts to attract and employ highly qualified professionals in specialized areas throughout the organization, including salespeople, applications engineers, and software developers. Our portfolio of products and services has been expanded to include new relationships with other software manufacturers, additional service offerings, and continued development of new proprietary software products to support our entry into the product lifecycle management (PLM) market. Geographic expansion will be supported by targeted mergers and acquisitions, the opening of new locations, and expanded international product distribution relationships. This diversification strategy is intended to match our product and service offerings more precisely with the needs of our customers.

In November 2002, we consummated a merger with PlanetCAD Inc., whereby shareholders of Avatech Solutions, Inc. exchanged their shares for common stock of PlanetCAD. Upon completion of the merger, the shareholders of Avatech owned 75% of the outstanding common stock of PlanetCAD. PlanetCAD develops, markets, and supports cycle time reduction software solutions that integrate engineering processes and data for the manufacturing supply chain. For accounting purposes, the shareholders of Avatech were deemed to have acquired PlanetCAD, as Avatech’s shareholders own a majority of the outstanding common stock of the surviving entity.

In connection with the merger, we were expecting to realize significant operating synergies as a result of combining a software developer with the established distribution network of Avatech. The operating synergies were critical to the success of the merger, since at that time, PlanetCAD was generating significant operating losses. Although the opportunities to develop software technology through PlantCAD were attractive, the operating synergies originally anticipated by the combining the companies were not realized. As a result, we decided to sell the principal products and technology comprising the PlanetCAD business in May 2003. In May 2003, we sold PlanetCAD’s principal software technology to an unrelated third party in the United Kingdom for $1.2 million. Most of the operations of PlanetCAD were conducted from our Boulder, Colorado office, which was closed in June 2003. In disposing of the operations, we recorded a loss on disposal of approximately $175,000 in June 2003.

Additionally, we decided to close three offices in New York, Michigan and Ohio due to operating performance issues. These locations were authorized software dealers subject to a channel partner agreement with our principal suppliers. As a result, we are no longer authorized to market or distribute software products subject to the channel partner agreement in those states. In connection with the closure of these locations, we recognized a loss on disposal of approximately $179,000 in June 2003.

The results of operations of PlanetCAD and other discontinued operating segments are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations. Our consolidated financial statements for periods prior to 2003 have been restated to consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 4 – Discontinued Operations of PlanetCAD and Certain Operating Segments to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

Product Sales. Our product sales consist primarily of the resale of packaged design software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, modeling, drafting, mapping, rendering, and facilities management tasks. We are one of the largest domestic resellers of design software developed by Autodesk, one of the world’s leading design software and digital content companies for building design and land development, manufacturing, utilities, telecommunications, wireless data services and digital media. Approximately 90% of the our total product revenues are related to Autodesk products.

Service Revenue. We also provide services in the form of training, technical support, and professional services. Our training offerings include product and process education classes at our training facilities or directly at a customer site. Our class instructors are application engineers who have formal training or industry experience in the course content.

We provide technical support services primarily through our telephone support center located in Omaha, Nebraska. Through our staff of full time consultants, we provide assistance to customers making inquiries concerning the software products that we sell.

We also provide project-focused professional consulting services through our own application engineers and programmers, as well as software customization, data migration, computer aided design standards consulting, workflow analysis, and implementation assistance for complex software products.

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers to be “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We are responsible for managing and reselling Autodesk products to a number of these major account customers; however, software product is shipped directly from Autodesk to the customers. We receive commissions upon shipment of the product from Autodesk to the customer based on the product sales price, the product type, total volume, and overall performance.

Cost of Product Sales. Our cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers. Additionally, we include the associated shipping and handling costs in cost of product sales.

Cost of Service Revenue. Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, benefits, travel, and the costs of third-party contractors engaged by us. Cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation and other expenses associated with management, finance, human resources, and information systems. Additionally, advertising and public relations expense, as well as expenses for facilities such as rent and utilities, are included in selling, general and administrative expense. Although selling, general and administrative expenses increased in 2003, we instituted a number of cost containment measures to align our selling, general and administrative expenses with our current revenue levels. First, we terminated approximately 30 employees in June 2003, which we expect to contribute approximately $1.9 of reductions in salaries and employee benefits. And second, we reduced our professional fees, telephone, supplies, marketing, and travel expense related to PlanetCAD and the three offices we closed due to operating performance issues in June 2003. We considered these expense reduction measures necessary during the later part of fiscal 2003 to help reduce operating losses arising from the prolonged impact of the economic recession impacting the software industry.

Depreciation and Amortization Expense. Depreciation and amortization expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Depreciation and amortization expense is computed using the straight-line method. Additionally, we lease all of our facilities and depreciate leasehold improvements over the lesser of the lease term or the useful life of the asset.

Until July 1, 2002, we amortized goodwill, the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations, over the expected period of benefit, generally 10 to 15 years. As of July 1, 2002, we no longer amortize goodwill, but rather make annual assessments of impairment.

Interest Expense. Interest expense consists primarily of interest on our revolving line-of-credit and subordinated debt, which we incurred to fund operations over the past three years.

Critical Accounting Policies

General. Our consolidated financial statements are impacted by the accounting policies uses and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition and estimates of bad debts. We discuss all of these critical accounting policies with our Audit Committee on a periodic basis. A summary of the significant accounting policies can be found in the Notes to the Consolidated Financial Statements. Presented below is a description of the accounting policies that are most critical to an understanding of our consolidated financial statements.

Software Revenue Recognition. We derive most of our revenue from the resale of packaged software products. Our product sales may also include hardware that may be purchased for the convenience of our customers. Historically, we have not experienced significant customer returns. We earn service revenue from training and other professional services, which often are related to the products that we sell and these services are not essential to the functionality of the software. We offer annual support contracts to our customers for the software products that we sell, or we offer maintenance and support services under hourly billing arrangements.

We recognize revenue from software arrangements in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable and (4) all fees must be probable of collection. We determine whether criteria (3) and (4) have been satisfied based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of such fee. Revenue recognized for any reporting period could be adversely affected if changes in conditions cause us to determine these criteria are not met for certain future transactions.

Our customer arrangements can involve the sale of one or more elements. When this occurs, we allocate revenue to each element based on the relative fair value of each element. We limit the assessment of fair value to the price that we charge when the element is sold separately. All of the elements included in the multiple element arrangements have been analyzed by management, which may include products that are resold, training and other professional services, and support services. We have determined that sufficient evidence of the fair value based on these separate sales exists to allocate revenue to the specified elements. We recognize training and other professional services revenue as services are delivered and recognize support revenue ratably over the respective contract term. We include all unrecognized fees that have been billed in our deferred revenue.

Bad Debts. We maintain an allowance for doubtful accounts for estimated losses which may result from the inability of our customers to pay for purchased products and services or for disputes that affect our ability to fully collect our accounts receivable. We estimate this allowance by reviewing the status of our past-due accounts and record general reserves based on our historical bad debt expense. Our actual experience has not varied significantly from our estimates; however, if the financial condition of our customers were to deteriorate, resulting in their inability to pay for products or services, we may need to record additional allowances in future periods. To mitigate this risk, we perform ongoing credit evaluations of our customers.

Effect of Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and early adoption is encouraged. We adopted Statement 146 effective for disposal activities after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Currently, we do not have any investments in or an agreement with variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

Years Ended June 30, 2003, 2002 and 2001

The following table sets forth the percentages of total revenues represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year Ended June 30,
	2003	2002	2001
Revenue:
Product sales	55.0%	62.5%	66.7%
Service revenues	26.5%	21.5%	19.7%
Commission revenue	18.5%	16.0%	13.6%

Total revenue	100.0%	100.0%	100.0%

Cost of Revenue:
Cost of product sales	39.0%	41.8%	45.9%
Cost of service revenue	16.8%	12.5%	12.5%

	55.8%	54.3%	58.4%
Gross margin	44.1%	45.7%	41.6%

Other expenses:
Selling, general and administrative	53.8%	43.6%	38.0%
Depreciation and amortization	1.8%	1.9%	2.1%
Impairment loss	—	1.0%	—

	55.6%	46.5%	40.1%

Operating income (loss)	(11.4)%	(0.8)%	1.4%

Other income:
Gain on the extinguishment of debt	8.5%	—	—
Interest and other income	0.1%	0.2%	0.2%
Minority interest	(0.4)%	—	—
Interest expense	(1.3)%	(1.8)%	(2.0)%

	6.9%	(1.6)%	(1.8)%

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(4.5)%	(2.4)%	(0.4)%
Income tax expense (benefit)	1.8%	(1.1)%	0.0%

Loss from continuing operations before cumulative effect of change in accounting principle	(6.3)%	(1.3)%	(0.4)%

Income (loss) from continuing operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	(8.2)%	0.4%	0.7%

Income (loss) before cumulative effect of change in accounting principle	(14.5)%	(0.9)%	0.3%

Cumulative effect of change in accounting for goodwill	(2.3)%	—	—

Net income (loss)	(16.7)%	(0.9)%	0.3%

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Revenues. Total revenues for the year ended June 30, 2003 decreased $4.5 million, or 16.2%, to $23.0 million, compared to $27.5 million for the same period in 2002. Our revenues include product sales, service revenue, and commission revenue. Overall, the gross margin percentage decreased to 44.1% in the year ended June 30, 2003, compared to 45.7% in the same period in 2002. For the year ended June 30, 2003, revenues in two of three categories—product revenue and commission revenue – decreased as a result of the weak economic conditions and a restructuring of the major account programs provided by Autodesk. During 2003, Autodesk reduced the number of customers designated as major accounts by changing the specific criteria for granting volume discounts. However, we continue to realign our sales organization and focus on being a full solution service provider for our customers. As a result, our service revenues have increased over the prior period.

Product sales for the year ended June 30, 2003 decreased $4.5 million, or 26.3%, to $12.7 million, compared to $17.2 million in the same period in 2002. We attribute this fluctuation in product sales to weak economic conditions causing customers to defer purchasing software products as well as the timing and customer acceptance of product upgrades. During the fiscal year ending June 30, 2003, hardware sales decreased by $160,000, or 35%. Since fiscal 1999, we continue to de-emphasize the resale of hardware products to our customers due to the less favorable profit margins associated with hardware sales.

Service revenue for the year ended June 30, 2003 increased $190,000, or 3.2%, to $6.1 million, compared to $5.9 million in the same period in 2002. This increase in service revenue is a direct result of an increase in professional and technical support service contracts. We were engaged to perform professional services as part of a few large facilities management software implementation projects initiated in 2003. Additionally, the increase is a result of increased training service revenue due to an increase in the number of training seminars held at Avatech sites.

Commission revenue for the year ended June 30, 2003 decreased $134,000, or 3.1%, to $4.3 million, compared to $4.4 million in the same period in 2001. The decrease in commission revenues resulted from Autodesk’s restructuring of the major account program and an industry-wide decrease in sales volume related to the associated software products.

Cost of Revenues and Expenses

Costs of Revenue. Cost of product sales for the year ended June 30, 2003 decreased $2.5 million, or 21.7%, to $9 million, compared to $11.5 million for the same period in 2002. Cost of product sales as a percentage of related revenue for the year ended June 30, 2003 increased to 71.0% from 66.8% in the same period in 2002. We attribute this increase in cost of product sales as a percentage of related revenues to the restructuring of Autodesk’s marketing co-op programs, which increased our cost of product sales as a percentage of related revenue by 5%. During 2003, Autodesk reduced the number of customers designated as major accounts by changing the specific criteria for granting volume discounts.

Cost of service revenue for the year ended June 30, 2003 increased $429,000, or 12.5%, to $3.9 million compared to $3.4 million for the same period in 2002. Cost of service revenue as a percentage of related revenue for the year ended June 30, 2003 increased to 63.5% from 58.3% in the same period in 2002. We attribute this increase in cost of service revenue as a percentage of revenues primarily to our need to subcontract certain work to third party providers. During 2003, we were engaged to perform professional services as part of a few large facilities management software implementation projects. In order to provide the appropriate expertise and service the projects, we subcontracted some of this work to third party providers, which resulted in an increase in related the cost of service revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended June 30, 2003 increased $0.4 million, or 3.1%, to $12.4 million, compared to $12.0 million for the same period in 2002. Selling, general and administrative expense as a percent of total revenues was 53.8% during the year ended June 30, 2003, and 43.6% during the same period in 2002. We attribute the increase in selling, general and administrative expense to the fixed cost required to support a nationwide network of 20 offices, and the PlanetCAD (a public company) merger of November 19, 2002. After this reverse merger, our professional services costs increased by $370,000 and insurance expense increased by $172,000 due to the cost of being a public company.

Depreciation and Amortization. Depreciation and amortization expense for the year ended June 30, 2003 decreased $102,000 or 19.8%, to $414,000, compared to $516,000 for the same period in 2002. Depreciation and amortization expense of property and equipment decreased as a result of reduced capital expenditures for computer equipment and software and an increase in the number of fully depreciated assets compared to the prior period.

Other Income (Expense). Other income (expense) was ($428,000) and $1.6 million in 2002 and 2003, respectively. We attribute the significant increase in other income during the 2003 fiscal year to a gain recorded from the extinguishment of debt. In January 1999, we borrowed $3.0 million from a significant supplier. In August 2002, we executed an agreement to extinguish the debt for a cash payment of $1.0 million resulting in a $2.0 million gain on the extinguishment of debt. The extinguishment of debt also contributed to the $197,000 reduction in interest expense in 2003 compared to 2002.

Income Tax Benefit. Income tax expense (benefit) was ($295,000) and $408,000 in 2002 and 2003, respectively. In August 2002, we realized a $2.0 million taxable gain from the extinguishment of certain debt, which resulted in us recording a net deferred tax asset of $373,000 at June 30, 2002. In 2003, we recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. This increase in deferred income tax expense coupled with certain state tax expense resulted in the additional income tax expense for 2003. We have recorded a valuation allowance of $2.3 million against our deferred tax assets due to significant uncertainties surrounding their ultimate realization. We have net operating loss carryforward of approximately $8.3 million, which are available to reduce future taxable income.

Cumulative Effect of Change in Accounting Principle. As of July 1, 2002, we adopted Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result of adopting Statement 142 and performing the required transitional impairment tests, we recorded a non-cash charge of $520,000, which is included in cumulative effect of change in accounting principle in the 2003 consolidated statement of operations. The impairment charge relates solely to Avatech of Michigan, a business unit that ceased operations in June 2003.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Revenues. Total revenues for the year ended June 30, 2002 decreased $0.4 million, or 1.3%, to $27.5 million, compared to $27.9 million for the same period in 2001. Overall, the gross margin percentage increased to 45.7% in the year ended June 30, 2002, compared to 41.6% in the same period in 2001. For the year ended June 30, 2002, revenues in two of three categories—service revenue and commission revenue—increased as a result of a realigned sales organization and a renewed focus by us to become a full solution service provider for our customers. Although price changes occurred throughout the period, they did not have a material effect on fluctuations in revenues. We attribute our increased commission revenue during this period to realigning our sales organization in September 2000, which allowed us to improve our sales forecasting and better exploit sales opportunities on high margin software products and major accounts.

Product sales for the year ended June 30, 2002 decreased $1.4 million, or 7.4%, to $17.2 million, compared to $18.6 million in the same period in 2001. We attribute this fluctuation in product sales to a decrease in sales volume of software sold to our customer base. During 2002, our sales focus was on Autodesk major accounts in order to increase our commission revenue. The lack of attention on our product sales resulted in a reduction in sales volume, as well as a significant decline in the resale of hardware products. As Autodesk major account sales increased, the level of focus on other end product sales then diminished and resulted in a $1.6 million or 7.8% decrease in related revenues. Additionally, hardware sales decreased by $381,000, or 46% during the period ending June 30, 2002. Since fiscal 1999, we continue to de-emphasized the resale of hardware products to our customers.

Service revenue for the year ended June 30, 2002 increased $430,000, or 7.9%, to $5.9 million, compared to $5.5 million in the same period in 2001. The increase in service revenue is a direct result of an increase in the number of training and professional services sold through our expanded customer base during 2002. Our training and technical support services have received additional sales focus as we transition to a full solution service provider of software and services for our customers.

Commission revenue for the year ended June 30, 2002 increased $593,000, or 15.6%, to $4.4 million, compared to $3.8 million in the same period in 2001. The increase in commission revenues resulted from our realigned sales organization, which has improved sales to major accounts that provide for commission revenue.

Cost of Revenues and Expenses

Costs of Revenue. Cost of product sales for the year ended June 30, 2002 decreased $1.3 million, or 10.3%, to $11.5 million, compared to $12.8 million for the same period in 2001. Cost of product sales as a percentage of related revenue for the year ended June 30, 2002 decreased to 66.8% from 68.9% in the same period in 2001. We attribute the decrease in cost of product sales as a percentage of related revenues to an increase in sales of higher margin software products.

Cost of service revenue for the year ended June 30, 2002 decreased $27,000, or 0.8%, to $3.4 million compared to $3.5 million for the same period in 2001. Cost of service revenue as a percentage of related revenue for the year ended June 30, 2002 decreased to 58.3% from 63.4% in the same period in 2001. We attribute the decrease in cost of service revenue as a percentage of revenues to our enhanced efforts to sell higher margin training and professional services rather than lower margin installations of hardware products.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended June 30, 2002 increased $1.4 million, or 13.4%, to $12 million, compared to $10.6 million for the same period in 2001. Selling, general and administrative expense as a percent of total revenues was 43.6% during the year ended June 30, 2002, compared to 38% during the same period in 2001. The expansion of our sales force and technical support staff in our existing locations, as well as the costs associated with opening three new offices in Chicago, IL, St. Paul, MN, and Tampa, FL, during the third and fourth quarters of 2001 contributed to the increase in selling, general and administrative expense during this period. In addition, we increased our sales force and support staff by approximately 15 employees in the fiscal year ending June 30, 2002, resulting in an approximate $1.0 million increase in selling, general and administrative expense. New facilities costs also contributed $50,000 to selling, general and administrative expense during the same period.

Depreciation and Amortization. Depreciation and amortization expense for the year ended June 30, 2002 decreased $81,000 or 13.5%, to $516,000, compared to $597,000 for the same period in 2001. Depreciation and amortization expense of property and equipment decreased as a result of capital expenditures for computer equipment and software made in 1999 becoming fully depreciated in 2001.

Goodwill Impairment. For the year ended June 30, 2002, we recorded an impairment charge of $285,000 for the write-down of unamortized goodwill to its estimated fair value. We recorded this impairment charge in the third quarter of 2002 after determining that sales at one subsidiary were unlikely to reach previously projected levels. We evaluated the goodwill for impairment by comparing our best estimate of undiscounted future cash flows with the carrying value of goodwill. As the carrying value of goodwill exceeded the estimate of undiscounted future cash flows, a discounted cash flow analysis was performed to estimate the fair value of the goodwill.

Other Income (Expense). Other expense for the year ended June 30, 2002 decreased $65,000, or 13.3%, to $427,000, compared to $493,000 for the same period in 2001. We attribute this reduction in other expense in 2002 primarily to a reduction in interest expense resulting from a decrease in the variable interest rate associated with our revolving line-of-credit.

Income Tax Benefit. In 2002, we recorded an income tax benefit of $295,000. This benefit includes current income tax expense of $88,000 for state income taxes and a deferred tax benefit of $373,000. The deferred tax benefit of $373,000 resulted from a change in the estimate of the amount of net operating loss carryforwards that we believed we would be able to use to reduce 2003 income taxes. We revised this estimate principally because we recorded a $1.96 million gain from the extinguishment of certain debt in August 2002, increasing our 2003 taxable income.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements. For the year ended June 2003, we used cash in operations of $1.6 million, compared to $1.1 million of cash that was generated from operations in fiscal year 2002. The principal reason for this $2.7 million change in cash provided from operations was an increase of $3.1 million in the net loss before non-cash gains and charges in fiscal year 2003. We funded our operating cash needs in 2003 with cash on-hand and proceeds from the sale of securities that we received upon the merger with PlanetCAD totaling approximately $1.6 million, and net proceeds of approximately $1.2 million from debt financing arrangements.

Our operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. We minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. We purchase 90% of our product from one principal supplier which provides us with the ability to purchase up to $3.0 million of inventory under 60 to 90 day payment terms. Day sales outstanding (DSO’s) in receivables increased to 58 days at

June 30, 2003 from 52 days at June 30, 2002. Historically, we have been able to manage our DSOs in a range from 50 to 60 days. Our customary collection terms range from 30 to 60 days for all of our customers.

Current liabilities include $1.6 million of borrowings under a line-of-credit from a senior lender as well as $250,000 of subordinated notes. In October 2000, we entered into a $2.0 million revolving line-of-credit agreement with a senior lender that was to expire in October 2003, and was payable within 60 days of demand. Borrowings under the line-of-credit accrued interest at the senior lender’s prime rate plus 1.5%. On September 11, 2003, we refinanced our line of credit and obtained a 3-year revolving line of credit with a another bank in an amount up to $2,000,000. Borrowings under this line-of-credit bear interest at the prime rate plus 2.0% and are limited to 75% of eligible accounts receivable. This line-of-credit expires in three years and is payable within 60 days of demand.

In January 1999, we borrowed $3.0 million from a junior lender. In August 2002, we executed an agreement to extinguish the debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. We borrowed $500,000 from each of PlanetCAD and an Avatech director and shareholder to make the cash payment. On November 19, 2002 Avatech completed its merger with PlanetCAD and the loan from PlanetCAD was eliminated in consolidation. The loan to the director and shareholder accrued simple interest at a rate of 15.0%, was due to mature on July 1, 2003, and was subordinate to our senior lender. On May 28, 2003, we issued $1.0 million of senior subordinated notes to the director and shareholder in exchange for $500,000 of additional cash and the cancellation of the $500,000 note issued in August 2002. These new notes accrue interest at a rate of 12% per annum, with quarterly interest payments due commencing September 1, 2003, and mature on July 1, 2004.

We also had outstanding $1.6 million of 10% subordinated notes in 2002, and issued another $175,000 of 10% subordinated notes during 2003. The notes were to mature on July 1, 2003, and interest was payable quarterly until maturity or prepayment. In connection with the merger with PlanetCAD, Inc. in November 2002, subordinated note holders owning an aggregate of $1.5 million of the subordinated notes exchanged their notes for 610,000 shares of preferred stock of a subsidiary. The remaining note holders agreed to extend the maturity dates on the $250,000 of remaining outstanding subordinated notes to January 1, 2004. As a result of these exchanges, we reduced our liabilities at June 30, 2003 by $1.5 million and improved our working capital position. We expect to reduce our interest expense by $152,500 per year due to this exchange.

Our investing activities consist principally of investments in computer and office equipment. We acquired $394,000 in 2001, $259,000 in 2002 and $273,000 in 2003, and have no outstanding purchase commitments at June 30, 2003. In order to maintain current operations, we believe that our average annual outlay for investments in computer equipment and office furniture will be consistent with the previous three years.

As described more fully above, our financing activities in all periods consisted principally of borrowings and repayments under our line of credit. Net borrowings (repayments) under line of credit were $733,000 in 2001, $494,000 in 2002 and $212,000 in 2003.

In connection with the acquisition of PlanetCAD, we incurred approximately $0.9 million of merger costs and PlanetCAD incurred approximately $1.3 million of merger costs. These costs have reduced the amount of working capital that we have available for operations. We have implemented various cost containment programs in order to minimize the impact of the transaction. During fiscal 2003, we instituted an expense reduction program which contributed to a $2.2 million reduction in selling, general and administrative expense. We considered these expense reduction measures necessary during the later part of fiscal 2003 to help reduce operating losses arising from the prolonged impact of the economic recession impacting the software industry. Additionally, we expect to reduce expenses of approximately $1.6 million due to the shut down and discontinuance of certain operating segments.

On July 22, 2003, we entered into a loan agreement with a software developer to borrow up to $1.5 million for working capital purposes. The loan is to be received in two payments with the initial funding of $1.0 million occurring on July 25, 2003 and the remaining $500,000 to be provided so long as we meet certain marketing and distribution milestones. The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January 2005. We must meet certain financial and non-financial covenants in connection with this agreement.

Based on our evaluation of the cash expected to be generated from operations in the near term, available capital resources and the timing of cash payments to lenders, we believe that we have sufficient sources of working capital to fund our operations in the normal course of business through at least June 30, 2004.

Below is a summary of our contractual obligations and commitments at June 30, 2003:

	Payments due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008
Long-term debt and line-of-credit	$2,851,212	$1,884,709	$966,503	$—	$—	$—
Operating leases	1,472,736	692,076	301,902	193,890	185,760	99,108

Total obligations	$4,323,948	$2,576,785	$1,268,405	$193,890	$185,760	99,108

Quarterly Results of Operations

The following table sets forth unaudited quarterly financial information for each of the eight quarters in the two years ended June 30, 2003. This financial information has been restated to reflect the discontinued operations of PlanetCAD Inc. and the closing of three offices located in New York, Michigan and Ohio as well as the non-cash impairment charge of $520,000, which is included as a cumulative effect of a change in accounting principle effective July 1, 2003. Management believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report and, in management’s opinion, this information includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the unaudited quarterly operating results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Report. These operating results are not necessarily indiciative of results for any future period.

	Three Months Ended
	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30, 2003
Revenues	$6,992,552	$6,883,236	$5,782,882	$7,844,106	$5,473,660	$5,454,712	$5,222,300	$6,879,174
Cost of sales	3,931,805	3,693,554	3,142,223	4,165,165	2,965,330	2,938,202	2,683,244	4,277,397

Gross margin	3,060,747	3,189,682	2,640,659	3,678,941	2,508,330	2,516,510	2,539,056	2,601,777
Operating income (loss)	(215,185)	207,898	(157,226)	(68,480)	(545,581)	(522,689)	(86,137)	(1,473,801)
Net income (loss)	$(361,260)	$161,685	$(151,474)	$103,554	$452,076	$(799,729)	$(758,790)	$(2,741,863)

Earnings (loss) per share—basic and diluted	$(0.05)	$0.02	$(0.02)	$0.02	$0.07	$(0.11)	$(0.09)	$(0.34)

Shares used in computation	6,680,031	6,670,785	6,665,919	6,674,979	6,690,870	7,172,370	8,897,874	8,028,030

Our operating results may vary significantly from quarter to quarter due to a variety of factors. One such significant factor is the potential fluctuation in revenues due to seasonality of the business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates associated with our variable rate line-of-credit facility. At June 30, 2003, approximately 57% of our outstanding debt bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2003 average interest rate under these borrowings, it is estimated that our 2003 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. Since the date of the evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective action.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of our directors and their remuneration in our definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2003 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of our executive officers is set forth in Part I of this Form 10-K.

Executive Officers of the Registrant

Set forth below is information with respect to the individuals who serve as our executive officers.

Name	Age	Position
Donald “Scotty” Walsh	66	Chief Executive Officer
Eric L. Pratt	38	President and Chief Operating Officer
Beth O. MacLaughlin	52	Chief Financial Officer
Debra Keith	51	Senior Vice President
Scott Fischer	44	Executive Vice President

There are no family relationships among any of our directors or executive officers.

DONALD R. WALSH. Before joining Avatech as its CEO in December, 2002, Mr. Walsh was the Executive Vice President of Business & Network Systems Sales for InterVoice-Brite, Inc., a global leader in the call automation industry, a position he held since August 1999. From August 1990 until the 1999 merger of Brite Voice Systems, Inc. with InterVoice, Inc., Mr. Walsh served as the Executive Vice President of Worldwide Sales for the Brite Voice Systems. Before joining Brite Voice Systems, Mr. Walsh served as President of PSC Information Services, a division of a Philadelphia suburban corporation that provides data processing products and services. Mr. Walsh’s experience also includes 23 years of experience with IBM.

ERIC L. PRATT. Mr. Pratt joined Avatech on April 15, 2003 as President and Chief Operating Officer. From 2000 through 2003, he served as Vice President of Business Development for Sonus, Inc. and as Executive Vice President of the Sales, Marketing and Professional Services division of Telecom Technologies, Inc. before Sonus acquired Telecom Technologies, Inc. Before that, he served as the Vice President of the Network Services Division of InterVoice-Brite, Inc. from 1997 to 2000. Mr. Pratt has a BS in Industrial Engineering from Texas Tech University and fourteen years’ sales and management experience in the high-tech and communications sectors.

BETH O. MACLAUGHLIN. Ms. MacLaughlin joined Avatech Solutions Subsidiary, Inc. in 1998 as its Controller and was appointed Vice President-Finance, Controller and Interim Chief Financial Officer in August 2003. Prior to joining Avatech in 1998, she served as director of Finance for NRL & Associates, a manufacturing firm, and held responsibilities as a staff accountant for two public accounting firms. She was adjunct professor of accounting at Catonsville Community College and an accounting instructor at Anne Arundel Community College during the period 1995 through 2001. She is a certified public accountant and holds a B.S. in Accounting from the University of Baltimore, where she graduated with cum laude honors in 1994.

SCOTT FISCHER. Mr. Fischer joined Avatech in April 2002 as Senior Vice President, Professional Services and currently serves as our Executive Vice President—Operations. Prior to going to Avatech, Mr. Fischer was a principal in TenX Capital Partners from June of 2001 to April of 2002. Prior, he was Vice President and General Manager—Americas for Wireless Knowledge, a start-up wireless technology provider from January through May of 2001. From June of 1999 through January of 2001, Mr. Fischer was a Senior Vice President of AppNet, then Commerce One, which acquired it. Mr. Fischer was Vice President—Sales and Marketing, General Manager, of triSpan Internet Business Solutions, of Conshohocken, Pennsylvania from August 1998 until June of 1999, when the company was sold. From October 1997 to August 1998, Mr. Fischer was the President of NDC Group, a consulting company in Alexandria, Virginia. Mr. Fischer began his career with Anderson Consulting (Accenture) where he worked until September 1997.

DEBRA KEITH. Ms. Keith joined Avatech in July of 1998 as a Sales Manager and became Senior Vice President of Sales and Marketing in April 2002. Prior to joining Avatech, Ms. Keith was the Sales Development Manager for Autodesk, Inc. from December of 1994 through July of 1998. From 1979 until 1994, Ms. Keith held various management positions in Auto-trol Technology Corporation of Denver, Colorado, including Business Unit Manager (1992 to 1994) and Senior Account Manager (1987 to 1992).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K

(a) 1. Financial Statements

2. Financial Statement Schedules: Schedule II - Schedule of Valuation and Qualifying Accounts

Reports of Independent Auditors on Financial Statement Schedules

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2002 and 2003 and for the years then ended, and have issued our report thereon dated September 18, 2003 (included elsewhere in this Report). Our audit also included the 2003 and 2002 amounts included in the financial statement schedule responsive to Item 15(a) of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the 2003 and 2002 amounts in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
September 18, 2003

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2001 and for the year then ended, and have issued our report thereon dated September 18, 2003 (included elsewhere in this Report). Our audit also included the 2001 amounts included in the financial statement schedule responsive to Item 15(a) of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the 2001 amounts in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Walpert & Wolpoff, LLP

Baltimore, Maryland
September 18, 2003

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe	Balance at end of period
Year Ended June 30, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts:	$112,000	$118,000	$53,000	(2)	$(123,000)[1]	$160,000
Year Ended June 30, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts:	$212,000	$76,000	$—		$(176,000)[1]	$112,000
Year Ended June 30, 2001:
Deducted from assets accounts:
Allowance for doubtful accounts:	$282,000	$7,000	$—		$(77,000)[1]	$212,000

[1]	Uncollectible accounts written off, net of recoveries.

[2]	Allowance recorded upon acquisition.

3.    Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 1997 and as later amended on February 1, 2002 [a]

10.02	Autodesk Loan Agreement by and among Autodesk, Inc. and Avatech Solutions, Inc. and its subsidiaries dated January 25, 1999 [f]

10.03	Bentley Reseller Agreement by and among Avatech Solutions, Inc. and Bentley Systems, Incorporated dated June 11, 2001 and as later amended on March 15, 2002 [a], *

10.04	Settlement Agreement between Autodesk and Avatech Solutions, Inc. dated August 14, 2002 [g]

10.05	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [e]

10.06	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, as amended (confidential treatment of Name requested and filed separately with the Commission)

10.07	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (confidential treatment of Name requested and filed separately with the Commission)

10.08	Guaranty by and between Avatech Solutions, Inc. and a Strategic Partner dated July 22, 2003 (confidential treatment of Name requested and filed separately with the Commission)

10.09	Demand Promissory Note by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003

10.10	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003

10.11	Guaranty by and between Avatech Solutions, Inc. and Key Bank and Trust dated September 11, 2003

10.12	Warrant to purchase 15,000 shares of Common Stock issued by Avatech Solutions, Inc. to Key Bank and Trust on September 11, 2003

10.13	Master Lease Agreement by and between Allstate Leasing, Inc. and Avatech Solutions, Inc. dated July 17, 2001 [a]

10.14	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated June 1, 2003

10.15	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated June 1, 2003

10.16	Senior Subordinated Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of PlanetCAD Inc dated August 13, 2002 [f]

10.17	Senior Subordinated Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated August 13, 2002 [f]

10.18	Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003

10.19	Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003

10.20	Warrants to purchase up to 32,400 shares of Common Stock issued by Avatech to W. James Hindman dated May 28, 2003

10.21	Affadavit and Discharge of Indebtedness by W. James Hindman.

10.22	Subordination Agreement by and among PlanetCAD Inc., Avatech Solutions, Inc., Technical Learningware Company, Inc. and CIT Group/Business Credit, Inc. dated August 14, 2002 [h]

10.23	Subordination Agreement by and among W. James Hindman, Avatech Solutions, Inc., Technical Learningware Company, Inc. and CIT Group/Business Credit, Inc. dated August 13, 2002 [f]

10.24	Form Purchase Agreement for Series C Convertible Preferred Stock [e]

10.25	Avatech Solutions Subsidiary, Inc. 1998 Stock Option Plan [a]

10.26	Avatech Solutions Subsidiary, Inc. 2000 Stock Option Plan [a]

10.27	Avatech Solutions, Inc. Stockholders’ Agreement by and among Avatech Solutions, Inc. and certain stockholders of Avatech Solutions, Inc. who acquired shares of Avatech Solutions, Inc. common stock under Avatech Solutions, Inc.’s terminated employee stock purchase plan [a]

10.28	2002 Stock Option Plan [a]

10.29	Restricted Stock Award Plan [e]

10.30	Employment Agreement by and between Debra Keith and Avatech Solutions, Inc. dated as of April 4, 2003

10.31	Employment Agreement by and between Eric L. Pratt and Avatech Solutions, Inc. dated April 15, 2003 [i]

10.32	Employment Agreement by and between Scott N. Fischer and Avatech Solutions, Inc. dated as of March 17, 2003

10.33	Consulting Agreement by and between V. Joel Nicholson and Avatech Solutions, Inc. effective as of June 1, 2003 [i]

10.34	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003

10.35	Letter Agreement by and between Henry D. Felton and Avatech Solutions, Inc. dated August 21, 2003

16.1	Letter regarding change in certifying accountant [j]

21.1	Subsidiaries of the Registrant [k]

23.1	Consent of Ernst & Young LLP

23.2	Consent of Walpert and Wolpoff, LLP

24.1	Power of Attorney [l]

31.1	Certification of Donald R. “Scotty” Walsh, Chief Executive Officer

31.2	Certification of Beth O. MacLaughlin, Chief Financial Officer

32.1	Section 1350 Certifications

a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 20002.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000.
c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002.
e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003.
f.	Incorporated by reference to our Amended Registration Statement on form S-4 filed on September 13, 2002.
g.	Incorporated by reference to our Amended Registration Statement on form S-4 filed on September 27, 2002.
h.	Incorporated by reference to our Current Report on form 8-K, filed on August 21, 2002.
i.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on June 4, 2003.
j.	Incorporated by reference to our Current Report on Form 8-K, filed March 4, 2003.
k.	Incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003.
l.	Incorporated by reference to our Registration Statement on Form S-8, filed on August 29, 2003.
t.	Terminated

(b)     Reports on Form 8-K

We have filed the following Reports on Form 8-K during the most recent quarter:

Report	Date
Current Report on Form 8-K	April 16, 2003
Current Report on Form 8-K	May 16, 2003
Current Report on Form 8-K	May 16, 2003
Current Report on Form 8-K	June 23, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: October 3, 3003	By:	/s/ Donald R. (Scotty) Walsh
Donald R. (Scotty) Walsh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/	Chief Executive Officer and Director	October 3, 3003
Donald “Scotty” Walsh

/s/	Chief Financial Officer	October 3, 3003
Beth O. MacLaughlin

/s/	Chairman of the Board	October 3, 3003
W. James Hindman

By: Beth O. MacLaughlin, Attorney-in-Fact

/s/	Vice Chairman of the Board	October 3, 3003
Hank Felton

By: Beth O. MacLaughlin, Attorney-in-Fact

/s/	Director	October 3, 3003
Eugene J. Fischer

By: Beth O. MacLaughlin, Attorney-in-Fact

/s/	Director	October 3, 3003
George Cox

By: Beth O. MacLaughlin, Attorney-in-Fact

FINANCIAL STATEMENTS AND SCHEDULES

Avatech Solutions, Inc.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Avatech Solutions, Inc. and subsidiaries as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatech Solutions, Inc. and subsidiaries at June 30, 2002 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill effective July 1, 2002.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 18, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Avatech Solutions, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2001 (not included herein), and the related accompanying consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

WALPERT & WOLPOFF, LLP

Baltimore, Maryland

September 18, 2003

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$222,562	$540,384
Accounts receivable, less allowance of $112,000 in 2002 and $160,000 in 2003	4,108,372	3,393,123
Inventory	356,013	146,877
Deferred income taxes	373,000	—
Prepaid expenses	113,469	395,189
Other current assets	—	94,258

Total current assets	5,173,416	4,569,831

Property and equipment:
Computer software and equipment	2,664,168	2,925,159
Office furniture and equipment	778,037	760,020
Leasehold improvements	198,002	207,661

	3,640,207	3,892,840
Less accumulated depreciation and amortization	2,889,000	3,255,361

	751,207	637,479
Goodwill	752,920	52,272
Other assets	430,870	12,385

Total assets	$7,108,413	$5,271,967

	June 30
	2002	2003
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,655,902	$5,089,207
Accrued compensation and related benefits	223,919	354,555
Borrowings under line-of-credit	1,422,901	1,634,709
Current portion of long-term debt	500,000	250,000
Deferred revenue	650,511	736,963
Other current liabilities	335,930	325,920

Total current liabilities	6,789,163	8,391,354

Long-term debt	3,282,112	—
Notes payable to related parties	775,000	966,503
Other long-term liabilities	—	363,307
Commitments and contingencies	—	—

Minority interest	—	1,525,000

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,297,537 shares authorized; 1,000,000 shares designated as Series C Convertible Preferred Stock; Series C issued and outstanding shares of 172,008 in 2003	—	1,720
Common stock, $0.01 par value; 22,500,000 shares authorized; issued and outstanding shares of 6,662,010 in 2002 and 8,897,874 in 2003	66,621	88,980
Additional paid-in capital	1,654,562	3,242,454
Accumulated deficit	(5,459,045)	(9,307,351)

Total stockholders’ deficit	(3,737,862)	(5,974,197)

Total liabilities and stockholders’ deficit	$7,108,413	$5,271,967

See accompanying notes.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended June 30
	2001	2002	2003
	(Restated – see Note 4)	(Restated – see Note 4)
Revenues:
Product sales	$18,571,208	$17,195,381	$12,667,141
Service revenue	5,481,227	5,911,665	6,101,339
Commission revenue	3,802,778	4,395,730	4,261,366

	27,855,213	27,502,776	23,029,846
Cost of revenue:
Cost of product sales	12,802,140	11,486,205	8,988,503
Cost of service revenue	3,473,537	3,446,542	3,875,670

	16,275,677	14,932,747	12,864,173

Gross margin	11,579,536	12,570,029	10,165,673
Other expenses:
Selling, general and administrative	10,587,388	12,001,786	12,379,577
Depreciation and amortization	597,167	516,470	414,304
Impairment loss	—	284,766	—

	11,184,555	12,803,022	12,793,881

Operating income (loss)	394,981	(232,993)	(2,628,208)

Other income (expense):
Gain on the extinguishment of debt	—	—	1,960,646
Minority interest	—	—	(94,140)
Interest and other income	60,251	59,871	15,915
Interest expense	(553,180)	(487,472)	(290,375)

	(492,929)	(427,601)	1,592,046

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(97,948)	(660,594)	(1,036,162)
Income tax expense (benefit)	7,426	(295,194)	408,072

Loss from continuing operations before cumulative effect of change in accounting principle	(105,374)	(365,400)	(1,444,234)
Income (loss) from operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	194,710	117,905	(1,884,072)

Income (loss) before cumulative effect of change in accounting principle	89,336	(247,495)	(3,328,306)
Cumulative effect of change in accounting for goodwill	—	—	(520,000)

Net income (loss)	$89,336	$(247,495)	$(3,848,306)

Loss from continuing operations before cumulative effect of change in accounting principle per common share – basic and diluted	$(0.02)	$(0.06)	$(0.18)

Earnings (loss) per common share – basic and diluted	$0.01	$(0.04)	$(0.48)

See accompanying notes.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years ended June 30, 2001, 2002, and 2003

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2000	—	$—	6,710,385	$67,104	$1,806,741	$(5,300,886)	$(3,427,041)
Issuance of common stock for cash	—	—	6,864	69	26,179	—	26,248
Purchase of common stock from former employees	—	—	(35,073)	(351)	(113,030)	—	(113,381)
Net income for fiscal year 2001	—	—	—	—	—	89,336	89,336

Balance at June 30, 2001	—	—	6,682,176	66,822	1,719,890	(5,211,550)	(3,424,838)
Purchase of common stock from current and former employees	—	—	(20,166)	(201)	(65,328)	—	(65,529)
Net loss for fiscal year 2002	—	—	—	—	—	(247,495)	(247,495)

Balance at June 30, 2002			6,662,010	66,621	1,654,562	(5,459,045)	(3,737,862)
Issuance of shares of common stock to purchase PlanetCAD, Inc.			2,235,864	22,359	1,262,641	—	1,285,000
Issuance of warrants in conjunction with notes payable			—	—	36,288	—	36,288
Issuance of Series C Convertible Preferred Stock for cash	172,008	1,720			288,963		290,683
Net loss for fiscal year 2003			—	—	—	(3,848,306)	(3,848,306)

Balance at June 30, 2003	172,008	$1,720	8,897,874	$88,980	$3,242,454	$(9,307,351)	$(5,974,197)

See accompanying notes.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended June 30
	2001	2002	2003
Cash flows from operating activities
Net income (loss)	$89,336	$(247,495)	$(3,848,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	73,893	75,542	118,046
Gain on extinguishment of debt	—	—	(1,960,646)
Depreciation and amortization	694,503	612,918	665,990
Deferred income taxes	—	(373,000)	373,000
Impairment loss	—	285,374	256,864
Cumulative effect of change in accounting principle	—	—	520,000
Write-off of in-process research and development	—	—	282,000
Loss on disposal of property and equipment	1,420	7,575	116,862
Amortization of debt discount charged to interest expense	2,694	3,844	6,325
Changes in operating assets and liabilities:
Accounts receivable	(1,027,531)	893,017	787,249
Inventory	(7,065)	106,647	209,136
Prepaid expenses and other current assets	96,987	190,804	235,997
Accounts payable and accrued expenses	(295,547)	(240,179)	725,490
Accrued compensation and related benefits	(23,439)	(69,862)	109,014
Deferred revenue	14,144	(144,405)	(142,874)
Other current liabilities	29,410	(4,058)	(10,000)

Net cash provided by (used in) operating activities	(351,195)	1,096,722	(1,555,853)

Cash flows from investing activities
Purchase of property and equipment	(394,060)	(258,944)	(273,088)
Proceeds from sale of property and equipment	6,343	10,584	7,325
Proceeds from sale of available-for-sale securities	—	—	625,000
Acquisition costs related to PlanetCAD merger	—	(302,228)	(612,782)
Cash received from PlanetCAD merger	—	—	995,425

Net cash provided by (used in) investing activities	(387,717)	(550,588)	741,880

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	30,977,721	31,166,171	29,490,344
Repayments of borrowings under line-of-credit	(30,244,758)	(31,660,182)	(29,278,536)
Proceeds from issuance of long-term debt	—	—	175,000
Proceeds from issuance of notes payable to related parties	—	—	1,500,000
Repayments of long-term debt	(6,810)	—	(1,000,000)
Proceeds from issuance of common stock	26,248	—	—
Proceeds from issuance of preferred stock	—	—	290,683
Repurchase of common stock	(113,381)	(65,529)	—
Change in other assets	(13,794)	(73,653)	(45,696)

Net cash provided by (used in) financing activities	625,226	(633,193)	1,131,795

Net increase (decrease) in cash and cash equivalents	(113,686)	(87,059)	317,822
Cash and cash equivalents—beginning of year	423,307	309,621	222,562

Cash and cash equivalents—end of year	$309,621	$222,562	$540,384

See accompanying notes.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Avatech Solutions, Inc. provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority-owned subsidiaries. One of the Company’s subsidiaries has issued and outstanding preferred stock, which is accounted for as minority interest. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory, consisting of computer software and hardware, is stated at the lower of first-in, first-out cost, or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation for computer software and equipment and office furniture and equipment is provided for by the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the asset using the straight-line method.

Impairment of Long-Lived Assets Excluding Goodwill

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

1. Summary of Significant Accounting Policies (continued)

Goodwill and Accounting Change

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. Prior to July 1, 2002, goodwill was amortized on a straight-line basis over 15 to 20 years. As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The changes in the carrying amount of goodwill for the year ended June 30, 2003 are as follows:

Balance at July 1, 2002	$752,920
Changes in goodwill during the year:
Cumulative effect of a change in accounting principle	520,000
Goodwill impairment of Avatech of Michigan disposal group	180,648

Balance at June 30, 2003	$52,272

As a result of testing goodwill for impairment upon the adoption of Statement 142 as of July 1, 2002, the Company recorded a non-cash impairment charge of $520,000, which is included as a cumulative effect of a change in accounting principle in the consolidated statements of operations. The impairment charge relates solely to Avatech of Michigan, a business unit, which ceased operations in June 2003.

Net income (loss) adjusted to exclude goodwill amortization for the years ended June 30, 2001, 2002 and 2003 are as follows:

	Year ended June 30
	2001	2002	2003
Reported net income (loss)	$89,336	$(247,495)	$(3,848,306)
Goodwill amortization, net of income taxes	87,297	73,000	—

Adjusted net income (loss)	$176,633	$(174,495)	$(3,848,306)

Earnings (loss) per common share, basic and diluted:
Reported net income (loss)	$0.01	$(0.04)	$(0.48)
Goodwill amortization, net of income taxes	0.01	0.01	—

Adjusted net income	$0.02	$(0.03)	$(0.48)

Stock Options and Stock Granted to Employees

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

1. Summary of Significant Accounting Policies (continued)

Stock Options and Stock Granted to Employees (continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

	Year Ended June 30
	2001	2002	2003
Net income (loss) as reported	$89,336	$(247,495)	$(3,848,306)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(188,792)	(116,362)	(191,855)

Pro forma net loss	$(99,456)	$(363,857)	$(4,040,161)

Earnings (loss) per common share:
Basic and diluted – as reported	$0.01	$(0.04)	$(0.48)

Basic and diluted – pro forma	$(0.01)	$(0.05)	$(0.50)

To determine the pro forma data as required by Statement 123, the Company used stock option pricing models to measure the fair value of stock options as of the date of grant. For all stock options granted prior to November 19, 2002, the date the Company’s common stock became publicly traded and had a readily determinable market value, the Company used the minimum value method to calculate pro forma compensation expense. For all stock options grated after this date, the Company used the Black-Scholes option pricing model.

The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. The Black-Scholes option pricing model was developed for estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following are the assumption made in computing the fair value of stock-based awards:

	Year ended June 30
	2001	2002	2003
Risk-free interest rate	5.21%	4.48%	3.03%
Dividend yield	0%	0%	0%
Option life	5 years	5 years	5 years
Stock price volatility	( *)	( *)	1.95
Weighted average fair value of granted options	$2.55	$1.77	$1.48

(*)	Assumption is not applicable under the minimum value method.

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Accounts Receivable

The Company generates revenue from three sources: the resale of prepackaged software products, professional services and commissions.

Software products are frequently sold in an arrangement that includes implementation services or maintenance services. Maintenance services are limited to help desk support and training. The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately.

Revenues for software product sales are recognized as revenue when four criteria are met. These four criteria are (i) a signed purchase order has been obtained (ii) delivery of the software has occurred (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software product sales billed and not recognized as revenue are included in deferred revenue. The Company generally does not require collateral. The Company provides a 30-day return policy to its customers. The Company has historically not experienced significant returns, and accordingly, allowances for returned products are not recorded.

Revenues from maintenance services are recognized ratably over the contractual service period. Revenues from implementation and training services are recognized as the services are provided. Advance payments for these services are deferred and recognized in the periods when the services are performed.

The Company also receives commissions from vendors for transactions in which the Company does not take title to the product or have responsibility for the delivery of the services, has no risk of loss for collection, and has acted as an agent or broker. These commissions are recorded as revenue when earned.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, and a lack of concentration of accounts receivable. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Cost of Product Sales

Cost of product sales includes the costs of purchasing software and hardware from suppliers and the associated shipping and handling costs.

Cost of Service Revenue

Cost of service revenue consists primarily of direct employee compensation and related benefits, the cost of subcontracted services and direct expenses billable to customers. Cost of service revenue does not include an allocation of overhead costs.

Warranty Costs

The Company does not provide for warranty costs for its products as such costs are incurred by the manufacturer of the products.

1. Summary of Significant Accounting Policies (continued)

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses approximated $412,000, $549,000 and $780,000 for years ended June 30, 2001, 2002 and 2003, respectively.

Business Segment Reporting

The Company’s operating segments are established based on geographical areas managed by location managers and for which discrete financial information is prepared and reviewed by the Company’s chief operating decision maker. These segments are aggregated for segment reporting purposes into one reporting segment because the operating segments have similar economic characteristics and generate revenues from sales of similar products and services to similar types of customers.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Split

The Company’s board of directors authorized a three-for-one stock split in the form of a stock dividend to be distributed to stockholders of record on September 15, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

Recent Accounting Pronouncements

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any investments in variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

2. Supplemental Disclosure of Cash Flow Information

The following significant non-cash investing and financing activities occurred in 2003:

The Company entered into a business combination with PlanetCAD, Inc., whereby assets totaling $2.9 million were acquired and liabilities totaling $0.95 million were assumed in exchange for common stock.

Holders of $1.5 million of subordinated debt converted the debt into preferred stock in one of the Company’s wholly-owned subsidiaries.

The Company paid interest of approximately $533,000, $416,000 and $282,000 in 2001, 2002 and 2003, respectively.

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

For accounting purposes, the Company was deemed to have acquired PlanetCAD, as its shareholders own a majority of the outstanding common stock of the surviving entity. Upon the completion of the merger, the Company had 8,897,874 shares of outstanding common stock, 6,662,010 of which were issued to shareholders of Avatech upon the closing date. The results of operations of PlanetCAD are included in the accompanying 2003 statement of operations since November 1, 2002, or the effective date of the merger. The purchase method of accounting was used to record the acquisition, and the cost of acquiring PlanetCAD of $2.2 million, including estimated acquisition costs of $1.0 million, was assigned to acquired assets and liabilities based on their estimated fair value, as determined by an independent appraisal.

The purchase price allocation to acquired assets and liabilities at the acquisition date is summarized below:

Assets
Cash	$995,000
Accounts receivable	120,000
Investments Prepaid expenses and other current assets	625,000 611,000
Property and equipment	337,000
Acquired technology and other amortizable intangible assets	216,000

Total assets	2,904,000

Liabilities
Accounts payable and accrued expenses	720,000
Deferred revenue	229,000

Total liabilities	949,000

Cost of net assets acquired, excluding acquired in-process research and development assets of $282,000	$1,955,000

The value allocated to projects identified as in-process research and development of PlanetCAD products was charged to expense immediately following the completion of the merger and is included in the loss from operations of discontinued operating segments in the accompanying 2003 statement of operations. This write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and has no future alternative uses, and the related products under development may not achieve commercial viability. The value of acquired technology was determined by taking into account risks related to the characteristics and applications of the developed technology, existing and future markets and assessments of the stage of the developed technology’s life cycle. This analysis resulted in a valuation for developed technology that had reached technological feasibility and

3. Merger with PlanetCAD (continued)

therefore was capitalized. The developed technology and other intangible assets were amortized on a straight-line basis over 4 to 6 years.

In May 2003, the Company sold the software acquired from PlanetCAD and discontinued the acquired PlanetCAD operations. Accordingly, pro forma operating data of PlanetCAD is not relevant to an understanding of the potential future effects of these operations on consolidated results of operations, and therefore is not presented. See Note 4 for additional information.

4. Discontinued Operations of PlanetCAD and Certain Operating Segments

In June 2003, due to poor operating results, the Company closed three offices in New York, Michigan and Ohio. These locations were authorized software dealers subject to the Company’s channel partner agreement with its principal supplier. By virtue of these closings, the Company is no longer authorized to market or distribute software products subject to the channel partner agreements in those states. In connection with the closure of these locations, the Company recognized a loss on disposal of approximately $179,000 in June 2003.

In addition, the Company in May 2003 decided to discontinue the PlanetCAD business it acquired in November 2002. These operations were conducted from the Company’s Boulder, Colorado office, which was closed in June 2003. The software product technology developed by PlanetCAD was sold in May 2003 to an unrelated third party in the United Kingdom for $1,200,000. The purchase price is payable in cash by the purchaser as follows (i) $40,000 at closing, (ii) $200,000 in five monthly installments of $40,000 from July 2003 through November 2003, (iii) 50% of monthly revenues generated by the purchaser from the acquired assets from December 2003 through May 2005, not to exceed $960,000, and (iv) any unpaid balance in June 2005. As of June 30, 2003, the Company has received minimal cash from the sale of the PlanetCAD software products, and significant uncertainties exist surrounding the ability of the purchaser to ultimately make the required payments. Accordingly, the consideration from the sale of the PlanetCAD assets is being recorded as it is received. The Company recorded a loss on disposal of approximately $175,000 in June 2003.

These discontinued operations were components of the Company as their operations and cash flows were clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of the components have been eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the components. Accordingly, the historical results of operations of these components are presented in the accompanying consolidated statements of operations as a separate component of operations classified as discontinued operations. The consolidated statements of operations for the years ended June 30, 2001 and 2002 have been restated to conform to this presentation.

Summarized operating results of the discontinued operations are as follows:

	Year ended June 30
	2001	2002	2003
Revenue:
Reseller locations	$3,016,265	$2,309,811	$1,056,408
PlanetCAD operations	—	—	659,153

Total revenue	$3,016,265	$2,309,811	$1,715,561

Pre-tax income (loss):
Reseller locations	$194,710	$117,905	$34,236
PlanetCAD locations	—	—	(1,564,308)

Total pre-tax income (loss)	$194,710	$117,905	$(1,530,072)

5. Borrowings Under Line-of-Credit

The Company maintained until September 2003 a revolving line-of-credit agreement with a financial institution payable within 60 days of demand by the lender. The credit extended under this financing agreement was limited to the lesser of $2 million or 75% of the Company’s aggregate outstanding eligible accounts receivable. The balance outstanding under this line-of-credit was $1,634,709 at June 30, 2003. Borrowings under this line-of-credit accrued interest at the prime rate plus 1.5% and were secured by the assets of the Company. In addition, the bank had the right to restrict any prepayment of other indebtedness by the Company. Because the interest rate adjusted with changes in the prime rate, the estimated fair value of the borrowings under the line of credit was equal to the carrying amount.

On September 11, 2003, the Company entered into a loan and security agreement with another lending institution, which replaces the existing revolving credit facility. The new loan agreement provides for a $2.0 million revolving line of credit that is payable within 60 days of demand by the lender. The credit extended under this new arrangement is limited to the lesser of $2.0 million or 75% of the Company’s aggregate outstanding eligible accounts receivable and expires in September 2006. Borrowings under this line-of-credit bear interest at the prime rate plus 2% and are secured by the assets of the Company.

6. Long-Term Debt and Gain on the Extinguishment of Debt

At June 30, 2002, the Company was obligated to one of its suppliers under a note agreement in the amount of $2.96 million, bearing interest at 6.5% per annum. The note required interest only payments through September 30, 2001, with subsequent quarterly payments of principal and interest of $621,311 until maturity in December 2002. In August 2002, the Company entered into an agreement to extinguish the outstanding $2.96 million debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. The Company obtained the $1.0 million payable to the lender from borrowings from a director and shareholder and from PlanetCAD Inc., each in the amount of $500,000. These borrowings totaling $1.0 million accrued interest at 15% per annum. The loan from the director and shareholder was repaid on May 28, 2003. The loan from PlanetCAD was due at the earlier of (i) the date on which Avatech became unable or refused to complete the merger, or (ii) July 1, 2003. As described in Note 3, the Company completed its merger with PlanetCAD on November 19, 2002, at which time the $500,000 loan from PlanetCAD was eliminated in consolidation.

The gain on the extinguishment of the debt of $1.96 million was recorded in August 2002 upon the settlement of the $2.96 million note for cash of $1.0 million and compliance with certain non-financial covenants.

Additionally, the Company at June 30, 2002 had outstanding $1,600,000 of 10% subordinated notes and issued another $175,000 of 10% subordinated notes during 2003. In connection with the merger with PlanetCAD, Inc. approximately $1,525,000 of the subordinated notes were converted into 610,000 shares of preferred stock of a subsidiary on November 19, 2002. The $250,000 of remaining outstanding subordinated notes had their maturity dates extended to January 1, 2004. Accordingly, these subordinated notes are presented as current portion of long-term debt at June 30, 2003. The notes bear interest at rates ranging from 10% to 12% per annum to be paid quarterly until maturity. The notes are fully subordinated to the payment of senior indebtedness (line-of-credit) of the Company. In connection with extending the maturity dates, noteholders were issued stock purchase warrants to purchase 45,000 shares of common stock. Of these 45,000 shares, 15,000 shares are exercisable for $0.35 per share and 30,000 shares are exercisable for $0.17 per share. The warrants expire on January 1, 2004, and were determined to have an insignificant fair value. Accordingly, no value was ascribed to these warrants in the accompanying financial statements.

On May 28, 2003, the Company issued a $1.0 million senior subordinated note to a director and shareholder. The note was issued in consideration for cash of $500,000 and satisfaction of a $500,000 note issued in August 2002. The notes accrue interest at a rate of 12% per annum, with quarterly interest payments due commencing September 1, 2003, and mature on July 1, 2004. In connection with the notes, the director and shareholder received warrants to purchase 97,200 shares of the Company’s common stock.

6. Long-Term Debt and Gain on the Extinguishment of Debt (continued)

The warrants are exercisable for $0.27 per share and expire on June 1, 2008. The warrants were valued at $36,288, an estimate based on the Black-Scholes option pricing model. The estimated fair value of the warrants was recorded as additional paid-in capital and the notes have been recorded net of a discount of $36,288. This discount is being amortized using the interest method and recorded as additional interest expense over the term of the notes. At June 30, 2003, the balance outstanding under the promissory notes is $966,503.

The fair value of long-term debt at June 30, 2003 approximates its carrying value.

7. Preferred Stock

The Company has authorized 1,297,537 shares of preferred stock with a par value of $0.01 per share. At June 30, 2003, the Company had designated 1,000,000 shares of the authorized preferred stock as Series C Convertible Preferred Stock, of which 172,008 shares are outstanding with the following terms:

Redemption Feature

The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the board of directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of the Series C Convertible Preferred Stock is not eligible to vote on the proposed business combination. The redemption price is $1.69 per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights

Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share on each such action.

Dividend Rate

The holders of the preferred stock are entitled to receive cumulative, quarterly dividends of $0.04225 per share when and as declared by the Board of Directors.

Conversion Feature

The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $6.76 per share for 60 consecutive trading days on the NASDAQ national market system.

Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is three shares of common stock for each share of Series C Convertible Preferred Stock; however, this rate may be adjusted again due to stock splits, dividends, and other events defined in the stock purchase agreement.

Liquidation Preference

In the event of a liquidation, dissolution or winding up of the Company, the holders of Series C Convertible Preferred Stock are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $1.69 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

8. Minority Interest

The Company has issued convertible preferred stock through one of its subsidiaries. The preferred stock accrues dividends at a rate of 10% per annum. Dividends may be paid each quarter from available cash of the subsidiary beginning October 1, 2002. The dividends on the subsidiary’s preferred stock are recorded as minority interest expense in the consolidated statement of operations. All accrued but unpaid dividends must be paid in cash at or before a liquidation event as defined in the preferred stock agreement. Each share of preferred stock will automatically convert into 3.3 shares of common stock of the parent upon the earlier of (i) 24 months from the issuance of the preferred stock or (ii) immediately preceding a liquidation event. On all matters submitted to the stockholders of the Company, the holders of the shares of Preferred Stock vote together as a single class on a one share, one vote basis. The preferred stock is presented as minority interest in the accompanying balance sheet at June 30, 2003.

9. Earnings Per Share

Basic earnings (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants. Basic and diluted earnings (loss) per common share are equal for all years presented because the assumed exercise of options and warrants is antidilutive.

The following summarizes the computations of basic and diluted earnings per share:

	Year ended June 30
	2001	2002	2003
Numerator used in basic and diluted earnings (loss) per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(105,374)	$(365,400)	$(1,444,234)
Income (loss) from discontinued operations, net of income taxes	194,710	117,905	(1,884,072)
Cumulative effect of change in accounting for goodwill	—	—	(520,000)

Net income (loss)	$89,336	$(247,495)	$(3,848,306)

Denominator:
Weighted average shares outstanding	6,662,568	6,674,979	8,028,030

Earnings (loss) per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(0.06)	$(0.18)
Income (loss) from operations of discontinued operations, net of income taxes	0.03	0.02	(0.24)
Cumulative effect of change in accounting principle	—	—	(0.06)

Earnings (loss) per common share, basic and diluted	$0.01	$(0.04)	$(0.48)

10. Stock Purchase Warrants

As of June 30, 2003, the Company has outstanding warrants to purchase common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
97,200	$0.27	June 2008
18,750	$6.67	June 2004
37,500	$83.33	June 2004
180,000	$43.33	February 2005
15,000	$0.35	January 2004
30,000	$0.17	January 2004
18,105	$0.01	November 2003
3,000	$1.92	July 2003

399,555

11. Employee Stock Compensation Plans

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 1,580,250 shares of common stock to eligible employees, officers, and directors of the Company. Most options granted under the plans vest in three equal installments on the anniversary date of the grant over a three-year period.

A summary of stock option activity and related information is included in the table below:

	Year ended June 30
	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	306,120	$3.81	445,491	$3.81	775,950	$3.81
Granted	196,812	3.81	472,092	3.81	482,442	2.78
Exercised	—	—	—	—	—	—
Forfeited	(57,441)	3.81	(141,633)	3.81	(224,431)	6.40
Cancelled	—	—	—	—	(479,575)	3.79

Outstanding at end of year	445,491	$3.81	775,950	3.81	554,386	$1.88

Exercisable at end of year	208,122	$3.81	422,283	$3.81	281,713	$3.28

Weighted-average remaining contractual life		8.8 Years		8.7 Years		7.4 Years

11. Employee Stock Compensation Plans (continued)

Stock Option Cancellation Program

In April 2003, the Company offered its employees a voluntary option to surrender and cancel certain outstanding stock option agreements. Under the terms of the arrangement, the employee, if still employed, will receive an equivalent number of stock options six months and a day after the specific cancellation periods. In conjunction with this arrangement, the Company cancelled stock option agreements for the purchase of 479,575 shares of common stock. Any options granted in future periods subject to these agreements will have exercise prices equal to the then fair value of the Company’s common stock, and will vest over periods up to 36 months.

Employee Stock Purchase Plan

Effective May 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan for all employees meeting certain eligibility requirements. Under the Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85% of its market value as determined by the Board of Directors. Purchases are limited to 10% of an employee’s eligible compensation. The Board of Directors authorized the suspension of this Plan in March 2000. During 2000, the Company sold approximately 56,430 shares to employees under this Plan.

The Plan does not contain a provision requiring the Company to repurchase shares from terminated employees. The Company elected to purchase 35,073 shares for $113,381 in 2001 and 20,166 shares for $65,529 in 2002 from former employees.

Restricted Stock Award Plan

In March 2003, the Company’s Board of Directors approved the Avatech Solutions, Inc. Restricted Stock Award Plan. Employees and consultants of the Company are eligible to receive stock awards under this plan if they are already shareholders or hold options to purchase shares of common stock. Additionally, officers or directors of the Company are eligible to receive restricted stock awards regardless of any pre-existing ownership of common stock or stock options. Vesting for restricted stock awards granted under this plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. The Company has reserved 600,000 shares of common stock for issuance under the Restricted Stock Award Plan. No awards were granted as of June 30, 2003.

12. Shares Reserved for Future Issuance

At June 30, 2003, the Company has reserved 4,925,829 shares of common stock for future issuance upon the exercise of any stock options granted under the Company’s four stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, and the conversion of preferred stock.

13. Impairment Loss

In fiscal year 2002, the Company determined that the goodwill and other long-lived assets of one of its subsidiaries were likely impaired due to recurring operating losses and changes in the estimates of the future estimated cash flows from these operations over the remaining amortization period. The Company determined that the carrying value of these assets exceeded their estimated fair values by $285,374 and recorded an impairment loss in that amount. The fair value of the long-lived assets was determined using discounted cash flows over the remaining estimated useful life of the assets. Of the recorded impairment loss of $285,374, $283,000 related to goodwill and the remainder related to fixed assets.

14. Income Taxes

Income tax expense (benefit) includes current state income taxes of $7,426, $77,806, and $35,072 for 2001, 2002, and 2003, respectively. In 2002, a federal deferred income tax benefit of $373,000 was recorded. This benefit resulted from a reduction in the valuation allowance for deferred tax assets due to expected taxable income resulting from the $1.96 million gain from the extinguishment of debt in the first quarter of 2003. In 2003, the Company incurred unexpected operating losses and increased the valuation allowance for the net deferred tax assets by $373,000 recorded in 2002.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2002	2003
Deferred tax assets:
Net operating loss carryforward	$1,855,344	$2,244,412
Allowance for doubtful accounts	43,214	25,184
Accrued vacation pay	—	3,738
Book over tax depreciation	77,341	52,758

Total deferred tax assets	1,975,899	2,326,092
Valuation allowance for deferred tax assets	(1,602,899)	(2,326,092)

Net deferred tax assets	$373,000	$—

The Company has recorded a valuation allowance for its deferred tax assets due to the inability to conclude that it is more likely than not that these assets will be realized from future taxable income.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Year ended June 30
	2001	2002	2003
Expected federal income tax expense (benefit) from continuing operations at 34%	$(33,302)	$(224,602)	$(352,295)
Expenses not deductible for income tax purposes	22,913	150,358	14,074
State income taxes, net of federal benefit	8,580	(24,601)	23,100
Change in valuation allowance for deferred tax assets	9,235	(196,349)	723,193

	$7,426	$(295,194)	$408,072

At June 30, 2003, the Company has net operating loss carryforwards totaling approximately $5.6 million, which will begin to expire in 2012. Certain net operating loss carryforwards at June 30, 2003 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries.

15. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2006, and generally do not contain significant renewal options. The Company also leases one office location from an entity controlled by a stockholder under a noncancellable operating lease, which expires in December 2003. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2003:

	Related Party	Other	Total
Year ended June 30:
2004	$39,162	$652,914	$692,076
2005	—	301,902	301,902
2006	—	193,890	193,890
2007	—	185,760	185,760
2008	—	99,108	99,108

Total minimum lease payments	$39,162	$1,433,574	$1,472,736

Rent expense consisted of the following for the years ended June 30:

	2001	2002	2003
Office space	$1,066,818	$1,162,344	$1,085,858
Equipment	69,132	40,361	14,695

	$1,135,950	$1,202,705	$1,100,553

Rent expense for the years ended June 30, 2001, 2002 and 2003 included amounts paid to related parties of approximately $83,000, $85,000 and $90,000, respectively.

Agreements with Executives

The Company has entered into agreements with three executives that provide for payments of eighteen months of salary and immediate vesting of all stock options not previously vested upon termination of the executive or change in control of the Company. At June 30, 2003, the total contingency was approximately $566,000.

16. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “Plan”). The Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed 6 months of service. Participants may elect to contribute from 1% to 15% of eligible annual compensation to the Plan. Maximum salary deferrals are currently $10,000 per year. The Company will match 25% of the participant salary deferrals up to 6% of a participant’s compensation for all participants employed on the last day of the Plan year. The Company may also make discretionary profit-sharing contributions to the Plan for all participants who are employed on the last day of the Plan year. The total amount recorded by the Company as expense during the years ended June 30, 2001, 2002 and 2003 was approximately $79,000, $62,000 and $78,000, respectively.

17. Significant Supplier

Approximately 87%, 92% and 67% of the Company’s inventory purchases for the years ended June 30, 2001, 2002 and 2003, respectively, were from one vendor and approximately 81% and 60% of accounts payable at June 30, 2002 and 2003, respectively, were due to this vendor. Approximately 90% of the Company’s total product revenues are related to this suppliers products.

18. Subsequent Events

Restricted Stock Awards

On July 15, 2003, the Company granted 420,000 shares of restricted stock to several of its officers. Of the shares granted, 270,000 vested immediately and the remaining 150,000 shares vest over two years. The quoted market price of the common stock at July 14, 2003 was $0.17 per share, resulting in compensation expense to be recorded over the vesting period of approximately $70,000.

Agreement with Strategic Partner

On July 22, 2003, the Company entered into a marketing and channel distribution agreement with a strategic partner. Under this agreement, Avatech will provide marketing, distribution and related services for the partner’s products. In connection with this agreement, the strategic partner has agreed to fund certain marketing costs incurred by the Company. Additionally, the arrangement provides for a loan by the strategic partner to fund working capital needs related to the distribution of these products.

The terms of the loan agreement provide for a loan of $1,500,000 funded in two payments. Initial funding of $1,000,000 occurred on July 25, 2003. The remaining $500,000 of funding is to be provided based on the Company meeting certain marketing and distribution milestones. The loan agreement provides for repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. The Company is required to meet certain financial and non-financial covenants in connection with this agreement.

19. Liquidity and Capital Resources

During 2003, the Company incurred significant losses from its operations that depleted its capital resources. These losses were incurred primarily due to unexpected declines in revenue and losses and costs related to the acquisition of PlanetCAD Inc. In response, management has taken actions to close under-performing offices, significantly reduce overhead to improve operating efficiency, initiate new revenue programs and obtain additional financing. Management believes that the actions it has taken to date will allow the Company to aggressively pursue its business plan and return to profitability in the near term.

Based on an evaluation of the likely cash generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least June 30, 2004.