Form 10-Q
period 2003-09-30
AVATECH SOLUTIONS INC
filed 2003-11-14
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Avatech Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2023997
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11400-A Cronridge Drive, Owings Mills, MD	21117
(Address of Principal Executive Offices)	(Zip Code)

(410) 581 - 8080

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2003
Common Stock, par value $.01 per share	9,508,464

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	September 30, 2003
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$540,384	$357,025
Accounts receivable, less allowance of $160,000 at June 30, 2003 and $147,000 at September 30, 2003	3,393,123	2,816,632
Inventory	146,877	98,651
Prepaid expenses	395,189	420,577
Other current assets	94,258	94,360

Total current assets	4,569,831	3,787,245

Property and equipment:
Computer software and equipment	2,925,159	2,704,338
Office, furniture and equipment	760,020	758,381
Leasehold improvements	207,661	207,661

	3,892,840	3,670,380
Less accumulated depreciation and amortization	3,255,361	3,144,952

	637,479	525,428

Goodwill	52,272	52,272
Other assets	12,385	43,507

Total assets	$5,271,967	$4,408,452

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	September 30, 2003
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,089,207	$4,575,496
Accrued compensation and related benefits	354,555	238,867
Borrowings under line-of-credit	1,634,709	1,203,968
Notes payable to related parties	—	974,877
Current portion of long-term debt	250,000	250,000
Deferred revenue	736,963	479,761
Other current liabilities	325,920	255,593

Total current liabilities	8,391,354	7,978,562

Long-term debt	—	1,000,000
Notes payable to related parties	966,503	—
Other long-term liabilities	363,307	339,595
Commitments and contingencies	—	—

Minority interest	1,525,000	1,525,000

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,297,537 shares authorized; 1,000,000 shares designated as Series C Convertible Preferred Stock; Series C issued and outstanding shares of 172,008 at June 30, 2003 and September 30, 2003	1,720	1,720
Common stock, $0.01 par value; 22,500,000 shares authorized; 8,897,874 and 9,467,874 shares issued and outstanding at June 30, 2003 and September 30, 2003, respectively	88,980	94,680
Additional paid-in capital	3,242,454	3,279,722
Accumulated deficit	(9,307,351)	(9,810,827)

Total stockholders’ deficit	(5,974,197)	(6,434,705)

Total liabilities and stockholders’ deficit	$5,271,967	$4,408,452

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2002	2003
	(unaudited) (restated - see Note 4)	(unaudited)
Revenues:
Product sales	$3,106,976	$3,504,948
Service revenue	1,340,038	1,476,568
Commission revenue	886,625	884,796

	5,333,639	5,866,312

Cost of revenue:
Cost of product sales	2,057,227	2,481,328
Cost of service revenue	839,398	1,059,698

	2,896,625	3,541,026

Gross margin	2,437,014	2,325,286

Other expenses:
Selling, general and administrative	2,888,773	2,502,958
Depreciation and amortization	114,133	67,189

	3,002,906	2,570,147

Operating loss	(565,892)	(244,861)

Other income (expense):
Gain on the extinguishment of debt	1,960,646	—
Minority interest	—	(38,125)
Interest and other income (expense)	6,608	(713)
Interest expense	(82,403)	(66,525)

	1,884,851	(105,363)

Income (loss) from continuing operations before income taxes	1,318,959	(350,224)
Income tax expense	393,000	11,000

Income (loss) from continuing operations	925,959	(361,224)

Income (loss) from operations of discontinued operating segments	46,117	(142,252)

Net income (loss)	$972,076	$(503,476)

Earnings (loss) from continuing operations per share, basic and diluted	$0.14	$(0.04)

Earnings (loss) per common share, basic and diluted	$0.15	$(0.06)

Shares used in computation	6,662,010	9,127,160

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2002	2003
	(unaudited)
	(restated - see Note 4)
Cash flows from operating activities
Net income (loss)	$972,076	$(503,476)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	2,399	17,737
Gain on extinguishment of debt	(1,960,646)	—
Depreciation and amortization	118,645	67,189
Deferred income taxes	373,000	—
Non-cash stock compensation expense	—	50,225
Loss on disposal of property and equipment	—	47,293
Amortization of debt discount charged to interest expense	1,278	8,374
Amortization of financing costs charged to interest expense	15,601	10,744
Changes in operating assets and liabilities:
Accounts receivable	633,611	558,754
Inventory	(189,584)	48,226
Prepaid expenses and other current assets	(51,146)	(25,490)
Accounts payable and accrued expenses	296,725	(513,711)
Accrued compensation and related benefits	(38,948)	(115,688)
Deferred revenue	197,971	(257,202)
Other current liabilities	(30,077)	(70,327)
Other long-term liabilities	—	(23,712)

Net cash provided by (used in) operating activities	340,905	(701,064)

Cash flows from investing activities
Purchase of property and equipment	(47,527)	(14,531)
Proceeds from sale of property and equipment	—	12,100
Acquisition costs related to PlanetCAD merger	(128,023)	—

Net cash used in investing activities	(175,550)	(2,431)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	6,924,526	6,143,175
Repayments of borrowings under line-of-credit	(7,062,546)	(6,573,916)
Proceeds from issuance of debt	1,075,000	1,000,000
Payment of preferred stock dividends	—	(7,257)
Repayments of long-term debt	(999,039)	—
Change in other assets related to financing costs	—	(41,866)

Net cash provided by (used in) financing activities	(62,059)	520,136

Net change in cash and cash equivalents	103,296	(183,359)
Cash and cash equivalents – beginning of period	222,562	540,384

Cash and cash equivalents – end of period	$325,858	$357,025

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Operating results for the three months ended September 30, 2003 are not necessarily indicative of results for any future period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. One of the Company’s subsidiaries has issued and outstanding preferred stock, which is accounted for as minority interest. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Recent Accounting Pronouncements

FASB Interpretation No. 45

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies that upon issuance of a guarantee a guarantor is required to recognize a liability for the fair value of the obligations undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to certain guarantees issued or modified on or after January 1, 2003. The provisions that require recognition of a liability do not apply to a subsidiary’s guarantee of a parent company’s debt owed to a third party. The Company currently does not have any outstanding guarantees and therefore, the implementation of FASB Interpretation No. 45 did not have any impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any interests in variable interest entities and, therefore, the adoption of FASB Interpretation No. 46 during 2003 did not have an impact on the Company’s financial position or results of operations.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003 (continued)

2. Recent Accounting Pronouncements (continued)

FASB Statement No. 150

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if the financial instrument embodies an obligation of the issuer. Effective July 1, 2003, the Company adopted the provisions of Statement No. 150, which did not have any impact on its financial position or results of operations.

3. Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statement if the fair value method is not adopted.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three Months Ended September 30,
	2002	2003
Net income (loss), as reported	$972,076	$(503,476)
Add: Stock-based employee compensation cost included in net income (loss), net of taxes	—	50,225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(48,186)	(323)

Pro forma net income (loss)	$923,890	$(453,574)

Net income (loss) per common share:
Basic and diluted – as reported	$0.15	$(0.06)
Basic and diluted – pro forma	$0.14	$(0.05)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003 (continued)

4. Discontinued Operations of Certain Operating Segments

In June 2003, due to poor operating results, the Company closed a total of three offices located in New York, Michigan and Ohio. These locations were authorized software dealers subject to the Company’s channel partner agreement with its principal supplier. By virtue of these closings, the Company is no longer authorized to market or distribute software products subject to the channel partner agreements in those areas.

Additionally, the Company closed another office located in California in August 2003, which was also an authorized software dealer for which the Company is no longer authorized to market or distribute software products subject to the channel partner agreement with its principal supplier. In connection with the closing of the California office in August 2003, the Company did not incur a gain or loss.

The discontinued operations were components of the Company as the operations and cash flows were clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of the components have been eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the components. Accordingly, the historical results of operations of these components are presented in the accompanying consolidated statements of operations as a separate component of operations classified as discontinued operations.

Summarized operating results of the discontinued operations are as follows:

	Three months ended September 30,
	2002	2003
Revenue	$525,223	$51,485

Pre-tax income (loss)	$46,117	$(142,252)

5. Debt and Gain on Extinguishment of Debt

On September 11, 2003, the Company entered into a revolving line-of-credit agreement with a financial institution which expires September 2006, but is payable within 60 days of demand by the lender. This line of credit replaced the borrowing facility for $2.0 million that previously existed. The credit extended under this financing agreement is limited to the lesser of $2.0 million or 75% of the Company’s aggregate outstanding eligible accounts receivable. The balance outstanding under this line-of-credit was $1.2 million at September 30, 2003. Borrowings under this line-of-credit bear interest at the higher of 7.5% or the prime rate plus 2.0% and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

On July 22, 2003, the Company entered into a marketing and channel distribution agreement with a software developer. Under this agreement, Avatech will provide marketing, distribution and related services for the developer’s products. In connection with this agreement, the software developer has agreed to fund certain marketing costs incurred by the Company. Additionally, the arrangement provides for a loan by the software developer to fund working capital needs related to the distribution of these products.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003 (continued)

5. Debt and Gain on Extinguishment of Debt (continued)

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

At June 30, 2002, the Company was obligated to one of its suppliers under a note agreement in the amount of $2.96 million, bearing interest at 6.5% per annum. In August 2002, the Company entered into an agreement to extinguish the outstanding $2.96 million debt for a cash payment of $1.0 million and compliance with certain non-financial covenants. The gain on the extinguishment of the debt of $1.96 million was recorded in August 2002.

6. Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2003	172,008	$1,720	8,897,874	$88,980	$3,242,454	$(9,307,351)	$(5,974,197)

Issuance of restricted common stock as compensation			570,000	5,700	44,525		50,225

Preferred stock dividends					(7,257)		(7,257)

Net loss for the three months ended September 30, 2003						(503,476)	(503,476)

Balance at September 30, 2003	172,008	$1,720	9,467,874	$94,680	$3,279,722	$(9,810,827)	$(6,434,705)

The Company’s board of directors authorized a three-for-one stock split in the form of a stock dividend to be distributed to stockholders of record on September 15, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

In July 2003, the Company issued 570,000 shares of restricted common stock with a quoted value of $0.163 per share, to certain officers as compensation. The common stock is restricted based on various vesting periods ranging from twelve to twenty-four months. Compensation expense for these awards is recognized ratably over the vesting period. The issuance resulted in compensation expense totaling $50,000 for the three months ended September 30, 2003.

7. Earnings Per Share

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

The following summarizes the computations of basic and diluted earnings per share:

	Three months Ended September 30,
	2002	2003
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$925,959	$(361,224)
Income (loss) from discontinued operations, net of income taxes	46,117	(142,252)

Net income (loss)	$972,076	$(503,476)

Denominator:
Weighted average shares outstanding	6,662,010	9,127,160

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.04)
Income (loss) from operations of discontinued operations, net of income taxes	0.01	$(0.02)

Earnings (loss) per common share, basic and diluted	$0.15	$(0.06)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003 (continued)

8. Income Taxes

Income tax expense for the three month periods ended September 30, 2002 and 2003 was $393,000 and $11,000, respectively. In August 2002, the Company realized a $1.96 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $373,000 being originally recorded at June 30, 2002. During the three months ended September 30, 2002, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in fiscal year 2003. This increase in deferred income tax expense, coupled with certain state tax expense, resulted in the additional income tax expense for the three months ended September 30, 2002. For the three months ended September 30, 2003, income tax expense related solely to estimated state income tax expense.

9. Liquidity and Capital Resources

During 2003, the Company incurred significant losses from its operations that depleted its capital resources. These losses were incurred primarily due to unexpected declines in revenue and losses and costs related to the acquisition of PlanetCAD Inc. In response, management has taken actions to close under-performing offices, significantly reduce overhead to improve operating efficiency, initiate new revenue programs and obtain additional financing. Management believes that the actions it has taken will allow the Company to aggressively pursue its business plan and return to profitability in the near term.

Based on an evaluation of the likely cash to be generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least July 1, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Certain statements set forth below constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in our annual and quarterly reports, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

In June 2003, we closed three offices in New York, Michigan and Ohio due to operating performance issues. These locations were authorized software dealers subject to a channel partner agreement with our principal suppliers. In connection with the closure of these locations, we recognized a loss on disposal of approximately $179,000 in June 2003. Additionally, we closed another office located in California in August 2003, which was also subject to the same channel partner agreement. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations. Our consolidated financial statements for periods prior to 2003 have been restated to consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 4 – Discontinued Operations of Certain Operating Segments to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

In July 2003, we entered into an Authorized Reseller Agreement with Dassault Systemès Corp., a French developer and distributor of PLM application software and services, whereby we will market and distribute Dassault’s SMARTEAM PLM products in the United States. In connection with this agreement, Dassault provided us with financial assistance to create a dedicated PLM sales force and related marketing efforts.

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

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation and other expenses associated with management, finance, human resources, and information systems. Additionally, advertising and public relations expense, as well as expenses for facilities such as rent and utilities, are included in selling, general and administrative expense. Although selling, general and administrative expenses increased in 2003, we instituted a number of cost containment measures to align our selling, general and administrative expenses with our current revenue levels. First, we terminated approximately 30 employees in June 2003, which we expect to contribute approximately $1.9 million of reductions in salaries and employee benefits per year. And second, we reduced our professional fees, telephone, supplies, marketing, and travel expense related to the operations that were discontinued due to operating performance issues in June and August 2003. We considered these expense reduction measures necessary during the later part of fiscal 2003 to help reduce operating losses arising from the prolonged impact of the economic recession impacting the software industry.

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

Effect of Recent Accounting Pronouncements

FASB Interpretation No. 45. In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies that upon issuance of a guarantee a guarantor is required to recognize a liability for the fair value of the obligations undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to certain guarantees issued or modified on or after January 1, 2003. The provisions that require recognition of a liability do not apply to a subsidiary’s guarantee of a parent company’s debt owed to a third party. We currently do not have any outstanding guarantees and therefore, the implementation of FASB Interpretation No. 45 did not have any impact on our financial position or results of operations.

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We currently do not have any interests in variable interest entities and, therefore, the adoption of FASB Interpretation No. 46 during 2003 did not have an impact on our financial position or results of operations.

FASB Statement No. 150. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if the financial instrument embodies an obligation of the issuer. Effective July 1, 2003, we adopted the provisions of Statement No. 150, which did not have any impact on our financial position or results of operations.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues. Total revenues for the quarter ended September 30, 2003 increased $533,000, or 10%, to $5.9 million, compared to $5.3 million for the same period in 2002. Our revenues include product sales, service revenue, and commission revenue. Overall, the gross margin percentage decreased to 40% in the quarter ended September 30, 2003, compared to 45.7% in the same period in 2002. We attribute the reduced profit margin to the restructuring of Autodesk’s co-op program discussed below. For the quarter ended September 30, 2003, revenues in two of three categories – product revenue and service revenue – increased as a result of continuing to realign our sales organization and focus on being a full solution service provider for our customers.

Product sales for the quarter ended September 30, 2003 increased $398,000, or 12.8%, to $3.5 million, compared to $3.1 million in the same period in 2002. We attribute this increase in product sales to a restructuring of the sales force, a more focused management team and a stronger economic environment. The decrease in product margin is attributed to the increase in cost due to Autodesk’s restructuring of their co-op program. During the fiscal year ending September 30, 2003, hardware sales decreased by $40,000 or 61%.

Service revenue for the quarter ended September 30, 2003 increased $137,000, or 10.2%, to $1.5 million, compared to $1.3 million in the same period in 2002. This increase in service revenue is a direct result of an increase in professional and technical support service contracts. We were engaged to perform professional services as part of a few large facilities management software implementation projects initiated in 2003.

Commission revenue for the quarter ended September 30, 2003 decreased $1,800, or 0.2%, to $885,000, compared to $887,000 in the same period in 2002. The decrease in commission revenues resulted from Autodesk’s restructuring of the major account program and an industry-wide decrease in sales volume related to the associated software products.

Cost of Revenues and Expenses

Costs of Revenue. Cost of product sales for the quarter ended September 30, 2003 increased $424,000, or 20.6%, to $2.5 million, compared to $2.1 million for the same period in 2002. Cost of product sales as a percentage of related revenue for the quarter ended September 30, 2003 increased to 70.8% from 66.2% in the same period in 2002. We attribute this increase in cost of product sales as a percentage of related revenues to Autodesk’s restructured co-op programs, which increased our cost of product sales as a percentage of related revenue by 5%. Autodesk then reimbursed us through product credits for our documented marketing expenses.

Cost of service revenue for the quarter ended September 30, 2003 increased $220,000, or 26.2%, to $1.1 million compared to $839,000 for the same period in 2002. Cost of service revenue as a percentage of related revenue for the quarter ended September 30, 2003 increased to 71.8% from 62.6% in the same period in 2002. We attribute this increase in cost of service revenue as a percentage of revenues primarily to our need to subcontract certain work to third party providers. During 2003, we were engaged to perform professional services as part of a few large facilities management software implementation projects. In order to provide the appropriate expertise and service the projects, we subcontracted some of this work to third party providers, which resulted in an increase in related the cost of service revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense for the quarter ended September 30, 2003 decreased $386,000, or 13.4%, to $2.5 million, compared to $2.9 million for the same period in 2002. Selling, general and administrative expense as a percent of total revenues was 42.7% during the quarter ended September 30, 2003, and 54.1% during the same period in 2002. We attribute the decrease in selling, general and administrative expense to the closing/restructuring of the offices, reduction of staff, and increased focus on operational efficiencies.

Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2003 decreased $47,000 or 41.1%, to $67,000, compared to $114,000 for the same period in 2002. Depreciation and amortization expense of property and equipment decreased as a result of reduced capital expenditures for computer equipment and software, an increase in the number of fully depreciated assets compared to the prior period and selling equipment when closing offices.

Other Income (Expense). Other income (expense) for the quarter ended September 30, 2003 decreased $ 2.0 million to $(105,000), compared to $1.9 million, for the same period in 2002. Included in other income for the 2002 period was a $2.0 million extinguishment of debt gain resulting from the payment to a significant supplier of $1.0 million in full satisfaction of a $3.0 million loan made to us by that supplier in 1999. This also resulted in a $16,000 reduction in interest expense in the quarter ended in 2003 compared to 2002.

Income Tax Expense. Income tax expense was $11,000 for the quarter ended September 30, 2003 compared to $393,000 for the same period in 2002. In August 2002, we realized a $2.0 million taxable gain from the extinguishment of certain debt (described above), which resulted in us recording a net deferred tax asset of $373,000 at June 30, 2002. In fiscal year 2003, we recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. This increase in deferred income tax expense coupled with certain state tax expense resulted in the additional income tax expense for 2003.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements. For the three months ended September 30, 2003, we incurred negative cash flow from operations of $(701,000), which is primarily attributed to a $(503,000) net loss plus $(399,000) of cash used for working capital.

Our operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. We minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. We purchase 90% of our product from one principal supplier which provides us with the ability to purchase up to $3.0 million of inventory under 60 to 90 day payment terms. As of September 30, 2003, our accounts receivable net of allowance for doubtful accounts, decreased by $576,000 or 17%. Day sales outstanding (DSO’s) in receivables decreased to 47 days at September 30, 2003 from 58 days at September 30, 2002. The decrease in accounts receivable is primarily attributable to decreasing the amount of overdue accounts. Historically, we have been able to manage our DSOs in a range from 50 to 60 days. Our customary collection terms range from 30 to 60 days for all of our customers.

Current liabilities include $1.2 million of borrowings under a line-of-credit from a senior lender as well as $250,000 of subordinated notes and a $1.0 million note payable. On September 11, 2003, we entered into a new line of credit with a bank in an amount up to $2,000,000. Borrowings under this line-of-credit bear interest at the higher of 7.5% or the prime rate plus 2.0% and are limited to 75% of eligible accounts receivable. This line-of-credit expires in three years and is payable within 60 days of demand. Despite the existence of the 60-day demand provision on this line-of-credit, we do not consider the probability of the credit facility being called to be high.

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

We also had outstanding $1.6 million of 10% subordinated notes in 2002, and issued another $175,000 of 10% subordinated notes during 2003. The notes were to mature on July 1, 2003, and interest was payable quarterly until maturity or prepayment. In connection with the merger with PlanetCAD Inc. in November 2002, subordinated note holders owning an aggregate of $1.5 million of the subordinated notes exchanged their notes for 610,000 shares of preferred stock of a subsidiary. The remaining note holders agreed to extend the maturity dates on the $250,000 of remaining outstanding subordinated notes to January 1, 2004. As a result of these exchanges, we reduced our liabilities at June 30, 2003 by $1.5 million and improved our working capital position.

Our investing activities consist principally of investments in computer and office equipment. We acquired $394,000 in 2001, $259,000 in 2002 and $273,000 in 2003, and have no outstanding purchase commitments at September 30, 2003. In order to maintain current operations, we believe that our average annual outlay for investments in computer equipment and office furniture will be consistent with the previous three years.

During fiscal 2003, we instituted an expense reduction program which contributed to a $2.2 million reduction in selling, general and administrative expense. We considered these expense reduction measures necessary during the later part of fiscal 2003 to help reduce operating losses arising from the prolonged impact of the economic recession impacting the software industry. Additionally, we expect to reduce expenses by approximately $1.6 million due to the shut down and discontinuance of certain operating segments.

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

Based on our evaluation of the likely cash expected to be generated from operations in the near term, available capital resources and the timing of cash payments to lenders, we believe that we have sufficient sources of working capital to fund our operations in the normal course of business through at least July 1, 2004.

Below is a summary of our contractual obligations and commitments at September 30, 2003:

	Payments due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008 and thereafter
Long-term debt and line-of-credit	$3,428,845	$1,453,968	$1,032,019	$114,286	$114,286	$714,286
Operating leases	1,783,492	586,328	466,226	348,217	326,292	56,429

Total obligations	$5,212,337	$2,040,296	$1,498,245	$462,503	$440,578	$770,715

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At September 30, 2003, approximately 35.1% of the Company’s outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point changes in the 2003 average interest rate under these borrowings, it is estimated that the Company’s 2003 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer, concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, process, summarized and reported as and when required.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

Exhibit No.	Description of Exhibit

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 1997 and as later amended on February 1, 2002 [a]

10.02	Autodesk Loan Agreement by and among Autodesk, Inc. and Avatech Solutions, Inc. and its subsidiaries dated January 25, 1999 [f]

10.03	Bentley Reseller Agreement by and among Avatech Solutions, Inc. and Bentley Systems, Incorporated dated June 11, 2001 and as later amended on March 15, 2002 (portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [a]

10.04	Settlement Agreement between Autodesk and Avatech Solutions, Inc. dated August 14, 2002 [g]

10.05	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [e]

10.06	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [h]

10.07	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [h]

10.08	Guaranty by and between Avatech Solutions, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [h]

10.09	Demand Promissory Note by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003 [h]

10.10	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [h]

10.11	Guaranty by and between Avatech Solutions, Inc. and Key Bank and Trust dated September 11, 2003 [h]

10.12	Warrant to purchase 15,000 shares of Common Stock issued by Avatech Solutions, Inc. to Key Bank and Trust on September 11, 2003 [h]

10.13	Master Lease Agreement by and between Allstate Leasing, Inc. and Avatech Solutions, Inc. dated July 17, 2001 [a]

Exhibit No.	Description of Exhibit

10.14	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated June 1, 2003

10.15	Form of 12% Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated June 1, 2003

10.16	Senior Subordinated Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of PlanetCAD Inc dated August 13, 2002 [f]

10.17	Senior Subordinated Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated August 13, 2002 [f]

10.18	Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [h]

10.19	Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [h]

10.20	Warrants to purchase up to 32,400 shares of Common Stock issued by Avatech to W. James Hindman dated May 28, 2003 [h]

10.21	Affadavit and Discharge of Indebtedness by W. James Hindman [h]

10.22	Subordination Agreement by and among PlanetCAD Inc., Avatech Solutions, Inc., Technical Learningware Company, Inc. and CIT Group/Business Credit, Inc. dated August 14, 2002 [i]

10.23	Subordination Agreement by and among W. James Hindman, Avatech Solutions, Inc., Technical Learningware Company, Inc. and CIT Group/Business Credit, Inc. dated August 13, 2002 [f]

10.24	Form Purchase Agreement for Series C Convertible Preferred Stock [e]

10.25	Avatech Solutions Subsidiary, Inc. 1998 Stock Option Plan [a]

10.26	Avatech Solutions Subsidiary, Inc. 2000 Stock Option Plan [a]

10.27	Avatech Solutions, Inc. Stockholders’ Agreement by and among Avatech Solutions, Inc. and certain stockholders of Avatech Solutions, Inc. who acquired shares of Avatech Solutions, Inc. common stock under Avatech Solutions, Inc.’s terminated employee stock purchase plan [a]

10.28	2002 Stock Option Plan [a]

10.29	Restricted Stock Award Plan [e]

10.30	Employment Agreement by and between Debra Keith and Avatech Solutions, Inc. dated as of April 4, 2003 [h]

10.31	Employment Agreement by and between Eric L. Pratt and Avatech Solutions, Inc. dated April 15, 2003 [j]

10.32	Employment Agreement by and between Scott N. Fischer and Avatech Solutions, Inc. dated as of March 17, 2003 [h]

10.33	Consulting Agreement by and between V. Joel Nicholson and Avatech Solutions, Inc. effective as of June 1, 2003 [j]

10.34	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [h]

10.35	Letter Agreement by and between Henry D. Felton and Avatech Solutions, Inc. dated August 21, 2003 [h]

31.1	Certification of Donald R. “Scotty” Walsh, Chief Executive Officer

31.2	Certification of Beth O. MacLaughlin, Chief Financial Officer

Exhibit No.	Description of Exhibit

32.1	Section 1350 Certifications

a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002, File No. 001-31265.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.
f.	Incorporated by reference to our Amended Registration Statement on form S-4 filed on September 13, 2002, File No. 333-89386.
g.	Incorporated by reference to our Amended Registration Statement on form S-4 filed on September 27, 2002, File No. 333-89386.
h.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
i.	Incorporated by reference to our Current Report on form 8-K, filed on August 21, 2002, File No. 001-31265.
j.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on June 4, 2003, File No. 333-104035.

(b) Reports on Form 8-K

Registrant filed Current Reports on Form 8-k during the quarter for which this report is filed:

On August 4, 2003, we filed a Report on Form 8-K to announce that we entered into a distribution agreement with Dassault Systems Corp.

On September 16, 2003, we filed a Report on Form 8-K to announce that we would distribute a 200% stock dividend on October 1, 2003 to shareholders of record as of September 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: November 14, 2003	By	/s/ Donald R. “Scotty” Walsh
Donald R. “Scotty” Walsh
Chief Executive Officer

Date: November 14, 2003		/s/ Beth MacLaughlin
Beth MacLaughlin
Interim Chief Financial Officer (principal financial and accounting officer)