Form 10-Q
period 2003-12-31
AVATECH SOLUTIONS INC
filed 2004-02-13
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 13, 2004
Common Stock, par value $.01 per share	9,484,986

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	December 31, 2003
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$540,384	$486,549
Accounts receivable, less allowance of $160,000 at June 30, 2003 and $136,000 at December 31, 2003	3,393,123	3,874,382
Inventory	146,877	186,487
Prepaid expenses	395,189	469,032
Other current assets	94,258	107,318

Total current assets	4,569,831	5,123,768
Property and equipment:
Computer software and equipment	2,925,159	2,869,085
Office, furniture and equipment	760,020	604,522
Leasehold improvements	207,661	207,661

	3,892,840	3,681,268
Less accumulated depreciation and amortization	3,255,361	3,225,188

	637,479	456,080
Goodwill	52,272	52,272
Other assets	12,385	69,486

Total assets	$5,271,967	$5,701,606

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30, 2003	December 31, 2003
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,089,207	$4,672,045
Accrued compensation and related benefits	354,555	381,880
Borrowings under line-of-credit	1,634,709	1,683,370
Notes payable to related parties	—	885,420
Current portion of long-term debt	250,000	77,500
Deferred revenue	736,963	611,037
Other current liabilities	325,920	298,927

Total current liabilities	8,391,354	8,610,179
Long-term debt	—	1,172,500
Notes payable to related parties	966,503	—
Other long-term liabilities	363,307	322,286
Commitments and contingencies	—	—
Minority interest	1,525,000	1,525,000
Stockholders’ deficit:
Series C Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized and 172,008 issued at June 30, 2003 and –0– shares authorized and issued at December 31, 2003	1,720	—
Series D Convertible Preferred Stock, $0.01 par value; –0– shares authorized and issued at June 30, 2003 and 1,297,537 shares authorized and issued at December 31, 2003	—	12,975
Common stock, $0.01 par value; 22,500,000 shares authorized; 8,897,874 and 9,478,464 shares issued and outstanding at June 30, 2003 and December 31, 2003, respectively	88,980	94,785
Additional paid-in capital	3,242,454	3,769,983
Accumulated deficit	(9,307,351)	(9,806,102)

Total stockholders’ deficit	(5,974,197)	(5,928,359)

Total liabilities and stockholders’ deficit	$5,271,967	$5,701,606

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2002	2003
	(unaudited and restated)	(unaudited)
Revenues:
Product sales	$2,948,353	$5,183,449
Service revenue	1,696,290	1,283,609
Commission revenue	1,040,803	1,400,015

	5,685,446	7,867,073

Cost of revenue:
Cost of product sales	2,081,173	3,933,520
Cost of service revenue	970,441	493,557

	3,051,614	4,427,077

Gross margin	2,633,832	3,439,996
Other expenses:
Selling, general and administrative	2,878,324	3,215,548
Depreciation and amortization	116,056	82,437

	2,994,380	3,297,985

Operating income (loss)	(360,548)	142,011

Other income (expense):
Minority interest	(17,891)	(38,125)
Interest and other income	5,352	5,006
Interest expense	(74,830)	(95,172)

	(87,369)	(128,291)

Income (loss) from continuing operations before income taxes	(447,917)	13,720
Income tax expense	10,000	10,000

Income (loss) from continuing operations	(457,917)	3,720
Income (loss) from operations of discontinued operating segments	(341,812)	1,005

Net income (loss)	(799,729)	4,725
Preferred stock dividends	—	10,122

Loss attributable to common stockholders	$(799,729)	$(5,397)

Loss from continuing operations per common share, basic and diluted	$(0.06)	$(0.00)

Loss per common share, basic and diluted	$(0.11)	$(0.00)
Shares used in computation	7,172,370	9,217,874

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2002	2003
	(unaudited and restated)	(unaudited)
Revenues:
Product sales	$6,055,329	$8,688,397
Service revenue	3,036,328	2,760,177
Commission revenue	1,927,428	2,284,811

	11,019,085	13,733,385

Cost of revenue:
Cost of product sales	4,138,400	6,414,849
Cost of service revenue	1,809,839	1,553,255

	5,948,239	7,968,104

Gross margin	5,070,846	5,765,281
Other expenses:
Selling, general and administrative	5,767,097	5,718,505
Depreciation and amortization	230,189	149,626

	5,997,286	5,868,131

Operating loss	(926,440)	(102,850)

Other income (expense):
Gain on the extinguishment of debt	1,960,646	—
Minority interest	(17,891)	(76,250)
Interest and other income	11,960	4,293
Interest expense	(157,233)	(161,697)

	1,797,482	(233,654)

Income (loss) from continuing operations before income taxes	871,042	(336,504)
Income tax expense	403,000	21,000

Income (loss) from continuing operations	468,042	(357,504)
Loss from operations of discontinued operating segments	(295,695)	(141,247)

Net income (loss)	172,347	(498,751)
Preferred stock dividends	—	17,379

Net income (loss) attributable to common stockholders	$172,347	$(516,130)

Earnings (loss) from continuing operations per share, basic and diluted	$0.06	$(0.04)

Earnings (loss) per common share, basic and diluted	$0.02	$(0.06)

Shares used in computation	7,172,370	9,177,399

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Convertible Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2003	172,008	$1,720	—	$—	8,897,874	$88,980	$3,242,454	$(9,307,351)	$(5,974,197)
Issuance of restricted common stock as compensation					580,590	5,805	60,692		66,497
Conversion of Series C Convertible Preferred Stock into Series D Convertible Preferred Stock	(172,008)	(1,720)	484,487	4,845			(3,125)		—
Issuance of Series D Convertible Preferred Stock and warrants to purchase common stock			813,050	8,130			479,700		487,830
Preferred stock dividends							(17,379)		(17,379)
Issuance of warrants							7,641		7,641
Net loss								(498,751)	(498,751)

Balance at December 31, 2003	—	$—	1,297,537	$12,975	9,478,464	$94,785	$3,769,983	$(9,806,102)	$(5,928,359)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2002	2003
	(unaudited)
Cash flows from operating activities
Net income (loss)	$172,347	$(498,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	44,565	55,336
Gain on extinguishment of debt	(1,960,646)	—
Depreciation and amortization	313,642	149,626
Deferred income taxes	373,000	—
Write-off of in-process research and development	282,000	—
Non-cash stock compensation expense	—	66,497
(Gain) Loss on disposal of property and equipment	(3,532)	14,121
Non-cash interest expense	1,920	29,529
Changes in operating assets and liabilities:
Accounts receivable	363,623	(536,595)
Inventory	50,619	(39,610)
Prepaid expenses and other current assets	(394,748)	(86,903)
Accounts payable and accrued expenses	742,899	(417,162)
Accrued compensation and related benefits	(16,988)	27,325
Deferred revenue	60,661	(125,926)
Other current liabilities	(165,924)	(26,993)
Other long-term liabilities	—	(41,021)

Net cash used in operating activities	(136,562)	(1,430,527)

Cash flows from investing activities
Cash received in merger, net of acquisition costs	343,445	—
Purchase of property and equipment	(75,811)	(28,525)
Proceeds from sale of property and equipment	3,532	46,177

Net cash provided by investing activities	271,166	17,652

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	13,618,320	15,066,775
Repayments of borrowings under line-of-credit	(13,607,019)	(15,011,110)
Proceeds from issuance of debt	1,175,000	1,000,000
Proceeds from issuance of preferred stock	—	389,999
Payment of preferred stock dividends	—	(17,379)
Repayments of long-term debt	(1,000,000)	—
Change in other assets related to financing costs	(1,612)	(69,245)

Net cash provided by financing activities	184,689	1,359,040

Net change in cash and cash equivalents	319,293	(53,835)
Cash and cash equivalents - beginning of period	222,562	540,384

Cash and cash equivalents - end of period	$541,855	$486,549

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003

1.	Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of results for any future period.

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

FASB Interpretation No. 46

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, and postponed the effective date for certain variable interests. The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any interests in variable interest entities and, therefore, the adoption of FASB Interpretation No. 46 during 2003 did not have an impact on the Company’s financial position or results of operations.

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

December 31, 2003 (continued)

3.	Discontinued Operations of Certain Operating Segments

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

The discontinued operations were components of the Company as the operations and cash flows were clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of the components have been eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the components. Accordingly, the historical results of operations of these components are presented in the accompanying consolidated statements of operations as a separate component of operations classified as discontinued operations. All interim periods in fiscal year 2003 have been restated accordingly.

Summarized operating results of the discontinued operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003
Revenue	$756,451	$20,236	$1,281,674	$71,721
Net income (loss)	$(341,812)	$1,005	$(295,695)	$(141,247)

4.	Debt and Gain on Extinguishment of Debt

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

4.	Debt and Gain on Extinguishment of Debt (continued)

In November 2003, the lender temporarily raised the credit limits to the lesser of $2.5 million or 75% of the Company’s eligible accounts receivable. These credit terms will revert back to the original $2.0 million limit in February 2004. The balance outstanding under this line-of-credit was $1.7 million at December 31, 2003.

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

The terms of the loan agreement provide for a loan of $1,500,000 funded in two payments. Initial funding of $1,000,000 occurred on July 25, 2003. The remaining $500,000 of funding was provided on February 5, 2004. The loan agreement provides for repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. The Company is required to meet certain financial and non-financial covenants in connection with this agreement.

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

On January 1, 2004, the Company retired or refinanced $250,000 of subordinated notes payable. The Company paid $51,000 in cash to retire certain notes and issued new subordinated notes totaling $199,000. The new notes mature on July 1, 2005, with installment payments totaling $26,000 due on July 1, 2004. In conjunction with this refinancing, the Company issued 45,000 warrants to purchase common stock for $0.21 per share. These warrants expire on July 1, 2005 and were valued at $7,300.

5.	Employee Stock Compensation Plans

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

5.	Employee Stock Compensation Plans (continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three Months Ended December 30,		Six Months Ended December 30,
	2002	2003	2002	2003
Net income (loss), as reported	$(799,729)	$1,005	$172,347	$(498,751)
Add: Stock-based employee compensation cost included in net income (loss), net of taxes	—	6,125	—	56,350
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(354,497)	(56,935)	(402,683)	(57,258)

Pro forma net income (loss)	$(1,154,226)	$(46,085)	$(230,336)	$(499,659)

Net income (loss) per common share:
Basic and diluted — as reported	$(0.11)	$(0.00)	$0.02	$(0.06)
Basic and diluted – pro forma	$(0.16)	$(0.00)	$(0.03)	$(0.06)

A summary of stock option activity during the six months ended December 31, 2003 and related information is included in the table below:

	Options	Weighted- average Exercise Price
Outstanding at July 1, 2003	554,386	$1.88
Granted	838,865	0.42
Forfeited	(210,399)	3.71
Outstanding at December 31, 2003	1,182,852	$0.50

Exercisable at December 31, 2003	259,084	$0.78

Weighted-average remaining contractual life	8.8 Years

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

5.	Employee Stock Compensation Plans (continued)

Stock Option Cancellation Program and Fiscal Year 2004 Grants

In April 2003, the Company offered its employees a voluntary option to surrender and cancel certain outstanding stock option agreements. Under the terms of the arrangement, the employee, if still employed, was eligible to receive an equivalent number of stock options six months and a day after the specific cancellation periods with an exercise price equal to the market value of the common stock on the grant date. On November 4, 2003, the Company issued 274,486 options under this cancellation program that will vest over periods up to 24 months.

Employee Stock Purchase Plan

On September 24, 2003 the Company amended the Employee Stock Purchase Plan. The Plan allows for the board to provide offering periods, not to exceed 27 months in duration, to employees owning less than 5% of the total combined voting power or value of all classes of stock of the Company. Common shares sold under the Plan shall not exceed in the aggregate 450,000 shares. As of December 31, 2003, common stock sold under the Plan totaled 265,932 shares.

The Company initiated a six-month offering commencing January 1, 2004. Employees eligible to participate under the plan can accumulate funds, up to 15% of their compensation, to purchase common stock through payroll deductions. At the conclusion of the offering, shares will be purchased on behalf of the employees at a price per share equal to the lower of 85% of the quoted market value of the common stock on the first or last day of the offering.

Restricted Stock Award Plan

In July 2003, the Company issued 540,000 shares of restricted common stock with a quoted market value of $0.163 share, to certain officers as compensation. The common stock is restricted based on various vesting periods ranging from twelve to twenty-four months. Compensation expense for these awards of $93,000 is being recognized over the vesting period. The issuance resulted in compensation expense totaling $56,000 for the six months ended December 31, 2003.

6.	Stock Dividend

The Company’s board of directors authorized a three-for-one stock split in the form of a stock dividend, which was distributed to stockholders of record as of September 15, 2003 on October 1, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

7.	Preferred Stock

In the second quarter of fiscal year 2004, in connection with a Series D Convertible Preferred Stock (“Series D”) issuance, shareholders of Series C Convertible Preferred Stock were given the option to convert their shares to Series D Convertible Preferred Stock. On December 31, 2003, 172,008 shares of Series C Convertible Preferred Stock, representing all outstanding shares, were converted into 484,487 shares of Series D.

The Company also issued 813,050 shares of Series D for cash proceeds totaling $390,000 and a reduction in notes payable to a related party of $97,000. In connection with the issuance of Series D, 1.7 million warrants were granted to preferred shareholders. The warrants entitle the holder to purchase common stock at an exercise price of $0.45 per share during the warrant exercise period, not to exceed one year after the date of issuance.

The Series D Convertible Preferred shares outstanding at December 31, 2003 totaled 1,297,537, and were issued with the following terms:

Redemption Feature

The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the board of directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.60 per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights

Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate

The holders of the Series D are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature

The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days in such market.

Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is two shares of common stock for each share of Series D; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

7.	Preferred Stock (continued)

Liquidation Preference

In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.60 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

8.	Stock Purchase Warrants

As of December 31, 2003, the Company has outstanding warrants to purchase common stock. A summary of the warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
45,000	$ 0.01	August 2013
97,200	$ 0.27	June 2008
45,000	$ 0.21	July 2005
180,000	$43.33	February 2005
1,007,823	$ 0.45	December 2004
722,220	$ 0.45	November 2004
37,500	$83.33	June 2004
18,750	$ 6.67	June 2004

2,153,493

9.	Earnings Per Share

Basic earnings (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. Basic and diluted earnings (loss) per common share are equal for all years presented because the assumed conversion of preferred stock and exercise of options and warrants is antidilutive.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

9.	Earnings Per Share (continued)

The following summarizes the computations of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(457,917)	$3,720	$468,042	$(357,504)
Less: preferred stock dividends	—	(10,122)	—	(17,379)

Income (loss) from continuing operations available to common stockholders	(457,917)	(6,402)	468,042	(374,883)
Income (loss) from discontinued operations, net of income taxes	(341,812)	1,005	(295,695)	(141,247)

Net income (loss) attributable to common stockholders	$(799,729)	$(5,397)	$172,347	$(516,130)

Denominator:
Weighted average shares outstanding	7,172,370	9,217,874	7,172,370	9,177,399

Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$(0.00)	$0.06	$(0.04)
Income (loss) from operations of discontinued operations, net of income taxes	$(0.05)	$0.00	$(0.04)	$(0.02)

Earnings (loss) per common share, basic and diluted	$(0.11)	$(0.00)	$0.02	$(0.06)

10.	Income Taxes

Income tax expense for the six months ended December 31, 2002 and 2003 was $403,000 and $21,000, respectively. In August 2002, the Company realized a $1.96 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $373,000 being recorded at June 30, 2002. During the six months ended December 31, 2002, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in fiscal year 2003. This increase in deferred income tax expense, coupled with certain state tax expense, resulted in the income tax expense for the six months ended December 31, 2002. For the six months ended December 31, 2003, income tax expense related solely to estimated state tax expense for the period.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

11.	Liquidity and Capital Resources

During 2003, the Company incurred significant losses from its operations that depleted its capital resources. These losses were incurred primarily due to unexpected declines in revenue and losses and costs related to the acquisition of PlanetCAD Inc. In response, management has taken actions to close under-performing offices, significantly reduce overhead to improve operational efficiency, initiate new revenue programs and obtain additional financing. Management believes that the actions it has taken will allow the Company to aggressively pursue its business plan and return to profitability in the near term.

Based on an evaluation of the likely cash to be generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least July 1, 2004.

12.	Contingencies

The Company is a defendant in a lawsuit filed by a vendor for alleged breach of contract. The suit asks for actual damages totaling $178,000. Legal counsel engaged by the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome, and accordingly, no amounts have been accrued at December 31, 2003. The Company believes the suit is without merit and is vigorously defending its position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Certain statements set forth below constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in our annual and quarterly reports, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believe”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

In June 2003, we closed three offices in New York, Michigan and Ohio due to operating performance issues. These locations were authorized software dealers subject to a channel partner agreement with our principal suppliers. In connection with the closure of these locations, we recognized a loss on disposal of approximately $179,000 in June 2003. Additionally, we closed another office located in California in August 2003, which was also subject to the same channel partner agreement. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations. Our consolidated financial statements for all interim periods in fiscal year 2003 have been restated to consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 3 – Discontinued Operations of Certain Operating Segments to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

In July 2003, we entered into a Authorized Reseller Agreement with Dassault Systemes Corp., a French developer and distributor of PLM application software and services, whereby we will market and distribute Dassault’s SMARTEAM PLM products in the United States. In connection with this agreement, Dassault provided us with certain financial assistance to create a dedicated PLM sales force and to conduct related marketing efforts.

Product Sales. Our product sales consist primarily of the resale of packaged design software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, modeling, drafting, mapping, rendering, and facilities management tasks. We are one of the largest domestic resellers of design software developed by Autodesk, one of the world’s leading design software and digital content companies for building design and land development, manufacturing, utilities, telecommunications, wireless data services and digital media. Approximately 90% of the our total product revenues are related to the resale of Autodesk products.

Service Revenue. We also provide services in the form of training, technical support, and professional services. Our training offerings include product and process education classes at our training facilities or directly at a customer site. Our class instructors are application engineers who have formal training or industry experience in the course content.

We provide technical support services primarily through our telephone support center located in Omaha, Nebraska. Through our staff of full time consultants, we provide assistance to customers making inquiries related to the software products that we sell.

We also provide project-focused professional consulting services through our own application engineers and programmers, as well as software customization, data migration, computer aided design standards consulting, workflow analysis, and implementation assistance for complex software products.

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers to be “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We are responsible for managing and reselling Autodesk products to a number of these major account customers; however, software product is shipped directly from Autodesk to the customers. We receive commissions upon shipment of the product from Autodesk to the customer based on the product sales price, the product type, total volume, and overall performance. Additionally, we receive commission revenue from the sale of Autodesk software subscriptions, which entitle the end-user to software upgrades and various support benefits.

Cost of Product Sales. Our cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers. We also include the associated shipping and handling costs in cost of product sales.

Cost of Service Revenue. Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, benefits, travel, and the costs of third-party contractors engaged by us. Our cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation and other expenses associated with management, finance, human resources, and information systems. We also include advertising and public relations expenses, as well as expenses for facilities such as rent and utilities, are included in selling, general and administrative expense. Beginning in June 2003, we instituted a number of cost containment measures to align our selling, general and administrative expenses with our current revenue levels. First, we terminated approximately 30 employees in June 2003, which we expect to contribute approximately $1.9 million of reductions in salaries and employee benefits. And second, we reduced our professional fees, telephone, supplies, marketing, and travel expense related to the discontinued operations due to operating performance issues in June and August 2003. We considered these expense reduction measures necessary to help reduce operating losses arising from the prolonged impact of the economic recession impacting the software industry.

Depreciation and Amortization Expense. Depreciation and amortization expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. We computed depreciation and amortization expense using the straight-line method. We lease all of our facilities and depreciate leasehold improvements over the lesser of the lease term or the useful life of the asset.

Interest Expense. Interest expense consists primarily of interest on our revolving line-of-credit and subordinated debt, which we incurred to fund operations over the past three years.

Critical Accounting Policies

General. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition and estimates of bad debts. We discuss all of these critical accounting policies with our Audit Committee on a periodic basis. Presented below is a description of the accounting policies that are most critical to an understanding of our consolidated financial statements.

Software Revenue Recognition. We derive most of our revenue from the resale of packaged software products. Our product sales may also include hardware that we may purchase for the convenience of our customers. Historically, we have not experienced significant customer returns. We earn service revenue from training and other professional services, which often are related to the products that we sell but are not essential to the functionality of the software. We offer annual support contracts to our customers for the software products that we sell, or we offer maintenance and support services under hourly billing arrangements.

We recognize revenue from software arrangements in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable and (4) all fees must be probable of collection. We determine whether criteria (3) and (4) have been satisfied based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause us to determine these criteria are not met. In the past, we have not needed to adjust our reported revenue due to changes in conditions, and we continue to evaluate current conditions that may affect the nature and timing of our revenue recognition.

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

Effect of Recent Accounting Pronouncements

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any interest in variable interest entities and, therefore, the adoption of FASB Interpretation No. 46 during 2003 did not have an impact on the Company’s financial position or results of operations.

FASB Statement No. 150. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if the financial instrument embodies an obligation of the issuer. Effective July 1, 2003, the Company adopted the provisions of Statement No. 150, which did not have any impact on the Company’s financial position or results of operations.

Three and Six Months Ended December 31, 2003 Compared to the Three and Six Months Ended December 31, 2002

Revenues. Total revenues for the three months ended December 31, 2003 increased $2.2 million, or 38%, to $7.9 million, compared to $5.7 million for the same period in 2002. Total revenues for the six months ended December 31, 2003 increased $2.7 million, or 25% to $13.7 million, compared to $11.0 million for the same period in 2002. Our revenues include product sales, service revenue, and commission revenue. The gross margin percentage decreased to 44% for the three months ended December 31, 2003, compared to 46% in the same period in 2002, and decreased to 42% for the six months ended December 31, 2003 compared to 46% in the same period in 2002.

Product sales for the three months ended December 31, 2003 increased $2.2 million, or 76%, to $5.2 million, compared to $2.9 million in the same period in 2002. Product sales for the six months ended December 31, 2003 increased $2.6 million, or 43%, to $8.7 million, compared to $ 6.1 million in the same period in 2002. Our product sales have increased due to increased sales volume caused by several factors. During fiscal year 2004, demand for Autodesk products have increased, caused in part by product upgrades required by our customers in order to continue to receive product maintenance services and an overall improvement in economic conditions. Also, during the month of October 2003, we reduced prices when Autodesk reduced the price we pay for products by 20% under a short-term promotional program. This price reduction, along with additional strategic discounts to certain customers throughout the three months ended December 31, 2003, have contributed to our increase in product sales.

Service revenue for the three months ended December 31, 2003 decreased $413,000, or 24%, to $1.3 million, compared to $1.7 million in the same period in 2002. For the six months ended December 31, 2003, service revenue decreased $277,000, or 9% to $2.8 million, compared to $3.0 million for the same period in 2002. These decreases in service revenue are the result of a change in our strategy in fiscal year 2004 to focus on developing PLM products and services, as discussed in the Overview. In June 2003 and August 2003, we also closed five offices that contributed to a decline in our service revenue.

Commission revenue for the three months ended December 31, 2003 increased $359,000, or 35%, to $1.4 million, compared to $1.0 million in the same period in 2002. For the six months ended December 31, 2003, commission revenue increased $357,000, or 19%, to $2.3 million, compared to $1.9 million for the same period in 2002. The increase in commission revenues is consistent with the revenue increases we experienced in product sales resulting from an improved economy, Autodesk’s promotional activities, and demand caused by customers upgrading their software.

Cost of Revenues and Expenses

Costs of Revenue. Cost of product sales for three months ended December 31, 2003 increased $1.8 million or 89%, to $3.9 million, compared to $2.1 million for the same period in 2002. For the six months ended December 31, 2003, cost of product sales increased $2.3 million, or 55%, to $6.4 million, compared to $4.1 million for the same period in 2002. Although our revenues have increased in fiscal year 2004, our product margins have declined from 31.7% for the six months ended December 31, 2002 to 26.2% for the six months ended December 31, 2003. Our product margins were 24.1% for the three months ended December 31, 2003, compared to 29.4% for the comparative quarter in fiscal year 2003. Our product margins have been decreasing as a result of several factors. Our major vendor, Autodesk, changed our cooperative advertising program to increase the price we pay for Autodesk products, while increasing the payments we receive from Autodesk to support our marketing and advertising efforts. In addition, we have strategically reduced the price we charge our customers for certain products to obtain additional sales volume. We expect that our product margins for the remainder of fiscal year 2004 will stabilize at approximately 25%.

Cost of service revenue for three months ended December 31, 2003 decreased $477,000, or 49%, to $494,000 compared to $1.0 million for the same period in 2002. For the six months ended December 31, 2003, cost of service revenue decreased $257,000, or 14%, to $1.6 million, compared to $1.8 million for the same period in 2002. Our service revenue margins in the second quarter of fiscal year 2004 improved from 42.8% in 2003 to 61.5%. We attribute this improvement to our improved utilization of our personnel assigned to service activities. To improve our utilization, we reassigned service personnel to other activities, primarily related to developing our capabilities to distribute PLM products and services under our arrangement with Dassault Systemes, as discussed in the Overview. Payroll expenses related to these personnel of approximately $123,000 were included in selling, general and administrative expenses for the quarter ended December 31, 2003.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended December 31, 2003 increased $337,000, or 11.7%, to $3.2 million, compared to $2.9 million for the same period in 2002. We attribute this increase in selling, general and administrative expenses primarily to increases in insurance expense, compensation expense related to the reassignment of personnel previously included in cost of service revenue as discussed above, and bonuses accrued for certain employees under a second quarter bonus program. Selling, general and administrative expense for the six months ended December 31, 2003 decreased $49,000, or 1%, to $5.7 million, compared to $5.8 million for the same period in 2002. Although selling, general and administrative expense increased in the second quarter of 2004, we experienced a net decline in selling, general and administrative expense for the first six months of 2004 as a result of our restructuring efforts in the fourth quarter of 2003, as discussed more fully in our 2003 Annual Report on Form 10-K. We expect that out selling, general and administrative expense for the last six months of 2004 will approximate $5.7 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 2003 decreased $34,000 or 29%, to $82,000, compared to $116,000 for the same period in 2002. Depreciation and amortization expense for the six months ended December 31, 2003 decreased $81,000, or 35%, to $150,000, compared to $230,000 for the same period in 2002. Depreciation and amortization of property and equipment decreased as a result of reduced capital expenditures for computer equipment and software, an increase in the number of fully depreciated assets compared to the prior period and reductions is depreciable assets from closed offices.

Other Income (Expense). Other income (expense) for the three months ended December 31, 2003 decreased $41,000, or 47%, to $(128,000), compared to $(87,000) for the same period in 2002. For the six months ended December 31, 2003, other income (expense) decreased $2.0 million, or 113%, to $(234,000), compared to $1.8 million for the same period in 2002. Included in other income for the six month period ended December 31, 2002 was a $2.0 million gain from the extinguishment of debt resulting from the payment to a significant supplier of $1.0 million in full satisfaction of a $3.0 million loan made to us by that supplier in 1999. We expect that our interest expense will increase slightly for the remainder of 2004, caused by an increase in our outstanding borrowings. As discussed more fully in Note 4 to the consolidated financial statements, we have borrowed $1.5 million with interest at 6% per annum to assist us with working capital needs, $500,000 of which was received in February 2004.

Income Tax Expense. Income tax expense for the six months ended December 31, 2003 decreased $382,000, or 95%, to $21,000, compared to $403,000 for the same period in 2002. In August 2002, we realized a $2.0 million taxable gain from the extinguishment of certain debt (described above), which resulted in us recording a net deferred tax asset of $373,000 at June 30, 2002. In fiscal year 2003, we recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. Our income tax expense in 2004 is expected to relate solely to state income tax expense, which we expect to approximate $40,000 for the full year.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements. Because we have incurred significant cumulative losses since 1999, we have depleted our capital base and have relied upon borrowings under our bank line of credit and from our shareholders to satisfy our operating cash needs. Our financing activities resulted in negative working capital of $3.8 million at June 30, 2003 and $3.5 million at December 31, 2003. Our outstanding debt totaled $2.9 million at June 30, 2003 and $3.9 million at December 31, 2003.

During the first six months of fiscal year 2004, we used $1.4 million of cash in operations. This use of cash was caused by losses before non-cash charges of about $184,000 and uses of working capital of about $1.2 million. Our working capital needs increased as a result of increases in accounts receivable caused by increasing revenues in the second quarter. Our revenues increased about $1.6 million in the first six months of 2004 compared to the last six months of 2003, which led to a corresponding increase in our accounts receivable of about $537,000 since June 30, 2003. In addition, we reduced our accounts payable and accrued expenses by about $417,000 since June 30, 2003, principally because in 2004 we settled and paid certain expenses related to our fiscal year 2003 merger with PlanetCad. We financed these operating cash needs by borrowing $1.0 million from Dassault Systemes and selling preferred stock and warrants to generate $390,000 of cash proceeds. We purchase over 90% of the product we sell from Autodesk, which provides us with the ability to purchase up to $3.0 million of inventory under 60 to 90 day payment terms. Historically, we have been able to manage our average days sales outstanding in a range from 50 to 60 days. Our customary collection terms range from 30 to 60 days for all of our customers.

Our deficiency of working capital is in large part caused by the classification of our line of credit as a current liability due to its terms. Our line of credit with a bank allows us to borrow up to $2.0 million (on November 24, 2003, this line of credit was temporarily increased to $2.5 million), limited to 75% of eligible accounts receivable. The line-of-credit expires in three years and is payable within 60 days of demand. Despite the existence of the 60-day demand provision on this line-of-credit, we do not believe it is likely that the bank will exercise the demand provisions of the agreement. In the event that the bank would do so, we believe that other lenders would provide us with a line of credit with similar terms so long as our financial position and results of operations had not significantly declined.

We also have outstanding borrowings at December 31, 2003 of about $885,000, payable to a director and shareholder, that mature on July 1, 2004. If necessary, we expect that we will be able to refinance the repayment of this note over an extended period. On July 22, 2003, we entered into a loan agreement with Dassault Systemes to borrow up to $1.5 million for working capital purposes. The loan was received in two payments, with the initial funding of $1.0 million occurring on July 25, 2003 and the remaining $500,000 provided on February 6, 2004. The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January 2005. We must meet certain financial and non-financial covenants in connection with this agreement.

We expect to generate income from our operations before non-cash charges for the remaining six months of 2004. Our working capital needs are expected to stabilize, and any working capital needs should be met from the $500,000 of borrowings that we made in February 2004 and from our available cash resources and line of credit. We do not have any material commitments to acquire property and equipment, and our capital equipment needs for the next twelve months are expected to be insignificant. Because of our reliance on Autodesk to supply us with the products that we sell, and due to the concentration of our revenues from the sale of Autodesk products, we cannot readily predict our ability to generate sufficient cash from our operations to meet our obligations beyond July 1, 2004. In the event that our operating results do not improve and we are unable to generate cash flows from our operations in the near term, then we may be unable to meet our existing obligations in the normal course of business and expand our operations to allow for continued long-term improvement in operating results.

Below is a summary of our contractual obligations and commitments at December 31, 2003:

	Payments due by Fiscal Period
Contractual Obligations	Total	2004	2005	2006	2007	2008 and thereafter
Long-term debt and line-of-credit	$3,818,790	$1,734,620	$968,812	$286,786	$114,286	$714,286
Operating leases	2,831,144	500,269	679,006	602,263	483,980	565,626

Total obligations	$6,649,934	$2,234,889	$1,647,818	$889,049	$598,266	$1,279,912

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At December 31, 2003, approximately 44.1% of the Company’s outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point changes in the 2003 average interest rate under these borrowings, it is estimated that the Company’s 2003 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 15, 2003, we were sued by Inter-Tel Leasing, Inc. in the District Court in Harris County, Texas (Case No. 03-57866). The suit claims that we defaulted on the lease of equipment from Inter-Tel and demands $149,617 for the rental of the equipment, immediate possession of the leased property, and attorney fees estimated at $29,923.

We filed an answer, a verified denial and an affirmative defense on December 5, 2003 and have demanded that Inter-Tel dismiss the claim against Avatech because Inter-Tel has named the wrong party in this action. Although Spatial Technology, Inc. (“Spatial Technology”), a predecessor of Avatech, on June 2, 2000, entered into a Lease Agreement with Inter-Tel, Inter-Tel agreed on September 9, 2000 to Spatial Technology’s assignment of the Lease Agreement to Spatial Components, LLC (“Spatial Components”). Spatial Components was a wholly owned subsidiary of Spatial Technology, and was sold to Dassault Systemes Corporation in November of 2000. Spatial Components has since changed its name to Spatial Corp.

Inter-Tel is investigating adding Spatial Corp. as a defendant, but has not yet taken any action. If Inter-Tel does not dismiss the suit against us, we may file a cross-claim against Spatial Corp. We believe that we have meritorious defenses to this claim, but we are unable to assess our potential liability at this time.

Item 2.	Changes in Securities

Between November 19, 2003 and December 31, 2003, we issued 1,297,537 shares of our Series D Convertible Preferred Stock in exchange for a prepayment of $97,831 towards the principal of a pre-existing indebtedness to the purchasing stockholder, the surrender of 172,008 outstanding shares of Series C Convertible Preferred Stock, and aggregate cash proceeds of $390,000 to sixteen “accredited investors” as defined by Rule 501 of the Securities Act and one non-accredited investor who was advised by a “purchaser representative” as defined by Rule 501 of the Securities Act. Our Series D Preferred Stock is convertible into common stock at any time beginning 120 days after the date of purchase and must be converted if our shares trade for more than $2.25 per share for sixty consecutive trading days on the NASDAQ national market system. We must redeem this stock under certain circumstances involving a business combination approved by the Board of Directors. These investors also received warrants to purchase in aggregate 1,730,043 shares of our common stock at $0.45 per share, which expire one year from the purchase date of the accompanying Series D Convertible Preferred Stock.

On January 1, 2004, a consolidated subsidiary issued 10% subordinated notes for an aggregate total of $135,000 due on July 1, 2005 to three “accredited investors” in exchange for these investors’ agreement to cancel existing 10% subordinated notes for an aggregate total of $150,000 due on December 31, 2003 and cash totaling $15,000 in aggregate. Two of these 10% notes require an interim payment of $15,000 in aggregate, due on July 1, 2004. Each of these investors also received warrants to purchase 15,000 shares of our common stock at $0.21 per share, which expire on July 1, 2005.

Also on January 1, 2004, the same subsidiary issued 12% subordinated notes for an aggregate total of $63,750 due on July 1, 2005 to three “accredited investors” in exchange for those investors’ agreement to cancel existing 12% subordinated notes for an aggregate total of $75,000 due on December 31, 2003 and cash in the aggregate amount of $11,250. These 12% notes require an interim payment of $11,250 in aggregate, due on July 1, 2004.

Because these issuances were to “accredited investors” within the meaning of Rule 501 under the Securities Act and a non-accredited investor advised by a purchaser representative, within the meaning of Rule 501 under the Securities Act, the offer and sale of these securities were exempt from registration under Rule 506 of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 30, 2003. Of the 9,167,874 shares entitled to vote at the meeting, 5,781,638 voted. The following matters were voted on at the meeting:

	Number of Votes:
Proposal:	In Favor	Against	Abstained
To elect the following persons to the Board of Directors:
W. James Hindman	5,610,514	71,556	99,568
Henry D. Felton	5,608,481	71,556	101,601
George Cox	5,610,514	71,556	99,568
Garnett Y. Clark, Jr.	5,610,514	71,556	99,568
Eugene J. Fischer	5,610,504	71,556	99,578
Donald R. Walsh	5,609,909	71,556	100,173
To ratify the Company’s adoption of its Restricted Stock Award Plan.	4,951,234	149,666	680,738
To ratify the Company’s adoption of its Employee Stock Purchase Plan	5,039,395	61,505	680,738

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock*

3.9	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock*

3.10	Certificate of Elimination of Series A Junior Participating Preferred Stock*

3.11	Certificate of Elimination of Series C Convertible Preferred Stock*

3.12	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock*

3.13	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [e]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004*

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [f]

10.04	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [f]

10.05	Demand Promissory Note by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003 [f]

10.06	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [f]

10.07	Master Lease Agreement by and between Allstate Leasing, Inc. and Avatech Solutions, Inc. dated July 17, 2001 [a]

10.08	Form of Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [f]

10.09	Warrants to purchase up to 32,400 shares of Common Stock issued by Avatech to W. James Hindman dated May 28, 2003 [f]

10.10	Affidavit and Discharge of Indebtedness by W. James Hindman [f]

10.11	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004*

10.12	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004*

10.13	Form of Purchase Agreement for Series D Convertible Preferred Stock*

10.14	2002 Stock Option Plan [a]

10.15	Restricted Stock Award Plan [e]

10.16	Employment Agreement by and between Debra Keith and Avatech Solutions, Inc. dated as of April 4, 2003 [f]

10.17	Employment Agreement by and between Eric L. Pratt and Avatech Solutions, Inc. dated April 15, 2003 [g]

10.18	Employment Agreement by and between Scott N. Fischer and Avatech Solutions, Inc. dated as of March 17, 2003 [f]

10.19	Consulting Agreement by and between V. Joel Nicholson and Avatech Solutions, Inc. effective as of June 1, 2003 [g]

10.20	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [f]

10.21	Letter Agreement by and between Henry D. Felton and Avatech Solutions, Inc. dated August 21, 2003 [f]

31.1	Certification of Donald R. “Scotty” Walsh, Chief Executive Officer*

31.2	Certification of Beth O. MacLaughlin, Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith

a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.

b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.

c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002, File No. 001-31265.

d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.

e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.

f.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.

g.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on June 4, 2003, File No. 333-104035.

(b) Reports on Form 8-K

Registrant filed Current Reports on Form 8-K during the quarter for which this report is filed:

On November 14, 2003, we filed a Report on Form 8-K to announce the filing of our Quarterly Report on Form 10-Q for the three-month period ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date:	February 13, 2004	By	/s/ Donald R. “Scotty” Walsh

Donald R. “Scotty” Walsh
Chief Executive Officer

Date:	February 13, 2004	By	/s/ Beth MacLaughlin

Beth MacLaughlin
Interim Chief Financial Officer (principal financial and accounting officer)