Form 10-K/A
period 2003-06-30
AVATECH SOLUTIONS INC
filed 2004-03-15
CIK 852437

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-K/A

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                       Commission file number: 001-31265
                       =================================
                            AVATECH SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)
                       =================================

             DELAWARE                                            84-1035353
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

11400A Cronridge Drive, Owings Mills, Maryland                     21117
   (Address of principal executive offices)                      (Zip Code)


                                 (410) 581-8080
               Registrant's telephone number, including area code
               --------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                      Exchange on Which Registered
--------------                                      ----------------------------
    None                                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $1,925,968.

     The number of shares of common stock outstanding as of September 30, 2003 was 3,055,959


                      DOCUMENTS INCORPORATED BY REFERENCE

     To  the  extent  specified,   Part  III  of  this  Form  10-K  incorporates
information by reference to the Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders (to be filed).

     The Registrant hereby amends the cover page of its Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was filed with the Commission on October 3, 2003, to reflect the correct I.R.S. Employer Identification Number of the Registrant.

                                    PART IV

ITEM 16.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

31.1 Certification of Chief Executive Officer*

31.2 Certification of Chief Financial Officer*

*Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                            AVATECH SOLUTIONS, INC.



Date:  March 15, 2004                       By:  /s/ Donald R. (Scotty) Walsh
                                               ---------------------------------
                                               Donald R. (Scotty) Walsh
                                               Chief Executive Officer

                                                                    EXHIBIT 31.1


                                 CERTIFICATION

     I, Donald R. (Scotty) Walsh, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Avatech Solutions, Inc.;

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: March 15, 2004                             /s/ Donald R. (Scotty) Walsh
                                            ------------------------------------
                                            Donald R. (Scotty) Walsh
                                            Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATION

     I, Beth O. MacLaughlin, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Avatech Solutions, Inc.;

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: March 15, 2004                              /s/ Beth O. MacLaughlin
                                            ------------------------------------
                                            Beth O. MacLaughlin
                                            Chief Financial Officer