Form 10-Q/A
period 2003-09-30
AVATECH SOLUTIONS INC
filed 2004-03-15
CIK 852437

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

[x] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 001-31265

                            Avatech Solutions, Inc.
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                      84-1035353
  -------------------------------              ---------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)

   11400-A Cronridge Drive, Owings Mills, MD                 21117
  ------------------------------------------              ----------
   (Address of Principal Executive Offices)               (Zip Code)

                                (410)581 - 8080
                                ---------------
              (Registrant's telephone number, including area code)




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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at November 14, 2003
   - - - - - - - - - - - -                     - - - - - - - - - - - - - - - - -
   Common Stock, par value
      $.01 per share                                      9,508,464

The Registrant hereby amends the cover page of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which was filed with the Commission on November 14, 2003, to reflect the correct I.R.S. Employer Identification Number of the Registrant.

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


                                        AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date:  March 15, 2004                   By /s/Donald R. "Scotty" Walsh
                                          --------------------------------------
                                          Donald R. "Scotty" Walsh
                                          Chief Executive Officer


Date:  March 15, 2004                   By /s/Beth MacLaughlin
                                          --------------------------------------
                                          Beth MacLaughlin
                                          Interim Chief Financial Officer
                                          (principal financial and
                                            accounting officer)

                                                                    Exhibit 31.1

                                 CERTIFICATION

     I, Donald R. Walsh, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Avatech Solutions, Inc.;

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

         Date: March 15, 2004               /s/ Donald R. Walsh
                                            ------------------------------------
                                            Donald R. Walsh
                                            Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATION

     I, Beth O. MacLaughlin, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Avatech Solutions, Inc.;

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


         Date: March 15, 2004                  /s/ Beth MacLaughlin
                                            ------------------------------------
                                            Beth MacLaughlin
                                            Chief Financial Officer