Form 10-Q/A
period 2003-12-31
AVATECH SOLUTIONS INC
filed 2004-03-15
CIK 852437

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

                        Commission file number: 001-31265

                             Avatech Solutions, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      84-1035353
  -------------------------------              ---------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)

   11400-A Cronridge Drive, Owings Mills, MD                        21117
----------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)

                                (410)581 - 8080
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                 Outstanding at February 13, 2004
- - - - - - - - - - - -                        - - - - - - - - - - - - - - - - -
Common Stock, par value
    $.01 per share                                        9,484,986

The Registrant hereby amends the cover page of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, which was filed with the Commission on February 13, 2004, to reflect the correct I.R.S. Employer Identification Number of the Registrant.

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


                                        AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date:  March 15, 2004                   By      /s/Donald R. "Scotty" Walsh
                                           -------------------------------------
                                           Donald R. "Scotty" Walsh
                                           Chief Executive Officer

Date:  March 15, 2004                   By /s/Beth MacLaughlin
                                           -------------------------------------
                                           Beth MacLaughlin
                                           Interim Chief Financial Officer
                                           (principal financial and accounting
                                              officer)

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

         Date: March 15, 2004                      /s/ Donald R. Walsh
                                             -----------------------------------
                                             Donald R. Walsh
                                             Chief Executive Officer

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


         Date: March 15, 2004                        /s/ Beth MacLaughlin
                                             -----------------------------------
                                             Beth MacLaughlin
                                             Chief Financial Officer