Form 10-Q/A
period 2004-03-31
AVATECH SOLUTIONS INC
filed 2004-05-17
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 for the purpose of amending and restating Items 1 and 2 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the same periods. The restatement relates to certain service employees’ compensation that we reclassified from selling, general and administrative expenses to cost of service revenue to correct an error and is further discussed in Note 3 to the restated condensed consolidated financial statements included herein. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended. This Form 10-Q/A does not reflect events occurring after the filing of the original form 10-Q or modify or update those disclosures affected by subsequent events.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	December 31, 2003
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$540,384	$486,549
Accounts receivable, less allowance of $160,000 at June 30, 2003 and $136,000 at December 31, 2003	3,393,123	3,874,382
Inventory	146,877	186,487
Prepaid expenses	395,189	469,032
Other current assets	94,258	107,318

Total current assets	4,569,831	5,123,768
Property and equipment:
Computer software and equipment	2,925,159	2,869,085
Office, furniture and equipment	760,020	604,522
Leasehold improvements	207,661	207,661

	3,892,840	3,681,268
Less accumulated depreciation and amortization	3,255,361	3,225,188

	637,479	456,080
Goodwill	52,272	52,272
Other assets	12,385	69,486

Total assets	$5,271,967	$5,701,606

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30, 2003	December 31, 2003
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,089,207	$4,672,045
Accrued compensation and related benefits	354,555	381,880
Borrowings under line-of-credit	1,634,709	1,683,370
Notes payable to related parties	—	885,420
Current portion of long-term debt	250,000	77,500
Deferred revenue	736,963	611,037
Other current liabilities	325,920	298,927

Total current liabilities	8,391,354	8,610,179
Long-term debt	—	1,172,500
Notes payable to related parties	966,503	—
Other long-term liabilities	363,307	322,286
Commitments and contingencies	—	—
Minority interest	1,525,000	1,525,000
Stockholders’ deficit:
Series C Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized and 172,008 issued at June 30, 2003 and -0- shares authorized and issued at December 31, 2003	1,720	—
Series D Convertible Preferred Stock, $0.01 par value; -0- shares authorized and issued at June 30, 2003 and 1,297,537 shares authorized and issued at December 31, 2003	—	12,975
Common stock, $0.01 par value; 22,500,000 shares authorized; 8,897,874 and 9,478,464 shares issued and outstanding at June 30, 2003 and December 31, 2003, respectively	88,980	94,785
Additional paid-in capital	3,242,454	3,769,983
Accumulated deficit	(9,307,351)	(9,806,102)

Total stockholders’ deficit	(5,974,197)	(5,928,359)

Total liabilities and stockholders’ deficit	$5,271,967	$5,701,606

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2002	2003
	(unaudited)	(unaudited and restated—Note 3)
Revenues:
Product sales	$2,948,353	$5,183,449
Service revenue	1,696,290	1,283,609
Commission revenue	1,040,803	1,400,015

	5,685,446	7,867,073

Cost of revenue:
Cost of product sales	2,081,173	3,933,520
Cost of service revenue	970,441	1,047,075

	3,051,614	4,980,595

Gross margin	2,633,832	2,886,478
Other expenses:
Selling, general and administrative	2,878,324	2,662,030
Depreciation and amortization	116,056	82,437

	2,994,380	2,744,467

Operating income (loss)	(360,548)	142,011

Other income (expense):
Minority interest	(17,891)	(38,125)
Interest and other income	5,352	5,006
Interest expense	(74,830)	(95,172)

	(87,369)	(128,291)

Income (loss) from continuing operations before income taxes	(447,917)	13,720
Income tax expense	10,000	10,000

Income (loss) from continuing operations	(457,917)	3,720
Income (loss) from operations of discontinued operating segments	(341,812)	1,005

Net income (loss)	(799,729)	4,725
Preferred stock dividends	—	10,122

Loss attributable to common stockholders	$(799,729)	$(5,397)

Loss from continuing operations per common share, basic and diluted	$(0.06)	$(0.00)

Loss per common share, basic and diluted	$(0.11)	$(0.00)

Shares used in computation	7,172,370	9,217,874

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2002	2003
	(unaudited)	(unaudited and retated—Note 3)
Revenues:
Product sales	$6,055,329	$8,688,397
Service revenue	3,036,328	2,760,177
Commission revenue	1,927,428	2,284,811

	11,019,085	13,733,385

Cost of revenue:
Cost of product sales	4,138,400	6,414,849
Cost of service revenue	1,809,839	2,106,773

	5,948,239	8,521,622

Gross margin	5,070,846	5,211,763
Other expenses:
Selling, general and administrative	5,767,097	5,164,987
Depreciation and amortization	230,189	149,626

	5,997,286	5,314,613

Operating loss	(926,440)	(102,850)

Other income (expense):
Gain on the extinguishment of debt	1,960,646	—
Minority interest	(17,891)	(76,250)
Interest and other income	11,960	4,293
Interest expense	(157,233)	(161,697)

	1,797,482	(233,654)

Income (loss) from continuing operations before income taxes	871,042	(336,504)
Income tax expense	403,000	21,000

Income (loss) from continuing operations	468,042	(357,504)
Loss from operations of discontinued operating segments	(295,695)	(141,247)

Net income (loss)	172,347	(498,751)
Preferred stock dividends	—	17,379

Net income (loss) attributable to common stockholders	$172,347	$(516,130)

Earnings (loss) from continuing operations per share, basic and diluted	$0.06	$(0.04)

Earnings (loss) per common share, basic and diluted	$0.02	$(0.06)

Shares used in computation	7,172,370	9,177,399

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Series C		Series D
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2003	172,008	$1,720	—	$—	8,897,874	$88,980	$3,242,454	$(9,307,351)	$(5,974,197)
Issuance of restricted common stock as compensation					580,590	5,805	60,692		66,497
Conversion of Series C Convertible Preferred Stock into Series D Convertible Preferred Stock	(172,008)	(1,720)	484,487	4,845			(3,125)		—
Issuance of Series D Convertible Preferred Stock and warrants to purchase common stock			813,050	8,130			479,700		487,830
Preferred stock dividends							(17,379)		(17,379)
Issuance of warrants							7,641		7,641
Net loss								(498,751)	(498,751)

Balance at December 31, 2003	—	$—	1,297,537	$12,975	9,478,464	$94,785	$3,769,983	$(9,806,102)	$(5,928,359)

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

3.	Restatement of Cost of Service Revenues and Selling, General and Administrative Expenses

The operating results for the three and six months ended December 31, 2003 have been restated to correct an error in the classification of certain service employees’ compensation from selling, general and administrative expenses to cost of service revenue. The classification error totaled $554,000 for the three and six months ended December 31, 2003 and had no effect on net income (loss) for those periods.

	Three months ended December 31, 2003	Six months ended December 31, 2003
Cost of service revenues, as previously reported	$493,557	$1,553,255
Adjustment to reclassify certain service employees’ compensation	553,518	553,518

Cost of service revenues, as restated	$1,047,075	$2,106,773

Selling, general and administrative expenses, as previously reported	$3,215,548	$6,414,849
Adjustment to reclassify certain service employees’ compensation as cost of service revenues	(553,518)	(553,518)

Selling, general and administrative expenses, as restated	$2,662,030	$5,164,987

Gross margin, as previously reported	43.7%	42.0%

Gross margin, as restated	36.7%	37.9%

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

The discontinued operations were components of the Company as the operations and cash flows were clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of the components have been eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the components. Accordingly, the historical results of operations of these components are presented in the accompanying consolidated statements of operations for all periods as a separate component of operations classified as discontinued operations.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

4.	Discontinued Operations of Certain Operating Segments (continued)

Summarized operating results of the discontinued operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003
Revenue	$756,451	$20,236	$1,281,674	$71,721
Net income (loss)	$(341,812)	$1,005	$(295,695)	$(141,247)

5.	Debt and Gain on Extinguishment of Debt

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

6.	Employee Stock Compensation Plans

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

	Three Months Ended December 30,		Six Months Ended December 30,
	2002	2003	2002	2003
Net income (loss), as reported	$(799,729)	$1,005	$172,347	$(498,751)
Add: Stock-based employee compensation cost included in net income (loss), net of taxes	—	6,125	—	56,350
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(354,497)	(56,935)	(402,683)	(57,258)

Pro forma net income (loss)	$(1,154,226)	$(46,085)	$(230,336)	$(499,659)

Net income (loss) per common share:
Basic and diluted — as reported	$(0.11)	$(0.00)	$0.02	$(0.06)
Basic and diluted – pro forma	$(0.16)	$(0.00)	$(0.03)	$(0.06)

A summary of stock option activity during the six months ended December 31, 2003 and related information is included in the table below:

	Options	Weighted- average Exercise Price
Outstanding at July 1, 2003	554,386	$1.88
Granted	838,865	0.42
Forfeited	(210,399)	3.71
Outstanding at December 31, 2003	1,182,852	$0.50

Exercisable at December 31, 2003	259,084	$0.78

Weighted-average remaining contractual life	8.8 Years

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

6.	Employee Stock Compensation Plans (continued)

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

7.	Stock Dividend

The Company’s board of directors authorized a three-for-one stock split in the form of a stock dividend, which was distributed to stockholders of record as of September 15, 2003 on October 1, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

8.	Preferred Stock

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

8.	Preferred Stock (continued)

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

9.	Stock Purchase Warrants

As of December 31, 2003, the Company has outstanding warrants to purchase common stock. A summary of the warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
45,000	$0.01	August 2013
97,200	$0.27	June 2008
45,000	$0.21	July 2005
180,000	$43.33	February 2005
1,007,823	$0.45	December 2004
722,220	$0.45	November 2004
37,500	$83.33	June 2004
18,750	$6.67	June 2004

2,153,493

10.	Earnings Per Share

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

10.	Earnings Per Share (continued)

The following summarizes the computations of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(457,917)	$3,720	$468,042	$(357,504)
Less: preferred stock dividends	—	(10,122)	—	(17,379)

Income (loss) from continuing operations available to common stockholders	(457,917)	(6,402)	468,042	(374,883)
Income (loss) from discontinued operations, net of income taxes	(341,812)	1,005	(295,695)	(141,247)

Net income (loss) attributable to common stockholders	$(799,729)	$(5,397)	$172,347	$(516,130)

Denominator:
Weighted average shares outstanding	7,172,370	9,217,874	7,172,370	9,177,399

Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$(0.00)	$0.06	$(0.04)
Income(loss) from operations of discontinued operations, net of income taxes	$(0.05)	$0.00	$(0.04)	$(0.02)

Earnings (loss) per common share, basic and diluted	$(0.11)	$(0.00)	$0.02	$(0.06)

11.	Income Taxes

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003 (continued)

12.	Liquidity and Capital Resources

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

13.	Contingencies

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

Product Sales. Our product sales consist primarily of the resale of packaged design software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, modeling, drafting, mapping, rendering, and facilities management tasks. We are one of the largest domestic resellers of design software developed by Autodesk, one of the world’s leading design software and digital content companies for building design and land development, manufacturing, utilities, telecommunications, wireless data services and digital media. Approximately 90% of our total product revenues are related to the resale of Autodesk products.

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

We recognize revenue from software arrangements in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable and (4) all fees must be probable of collection. We determine whether criteria (3) and (4) have been satisfied based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of such fee. Revenue recognized in reporting period could be adversely affected if future changes in conditions related to a transaction cause us to determine these criteria are not met. In the past, we have not needed to adjust our reported revenue due to changes in conditions, and we continue to evaluate current conditions that may affect the nature and timing of our revenue recognition.

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

Cost of service revenue for the three months ended December 31, 2003 was consistent with the corresponding quarter in fiscal year 2003. However, as a percentage of related service revenue, cost of service revenue increased from 57% to 82%. The significant decline in our service revenue margins is a consequence of the aforementioned 24% reduction in our service revenues without corresponding decreases during the quarter in the direct labor costs that comprise the significant component of our cost of service revenue. We are currently focused on developing our PLM and F/AM products and related services, and until such time as we generate significant revenue from these product lines, our margins will be affected by our investment in a professional, well-trained service staff. For the six months ended December 31, 2003, our margins were also affected by this change in focus that occurred in the second quarter, with service revenue margins decreasing from 40% to 24%. We expect that as our revenues from PLM and F/AM services increase, our margins will likely return to historical levels.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended December 31, 2003 decreased $216,000, or 7.5%, to $2.7 million, compared to $2.9 million for the same period in 2002. . Selling, general and administrative expense for the six months ended December 31, 2003 decreased $602,000, or 10.4%, to $5.2 million, compared to $5.8 million for the same period in 2002. We attribute this decrease in selling, general and administrative expenses for the first six months of 2004 as a result of our restructuring efforts in the fourth quarter of 2003, as discussed more fully in our 2003 Annual Report on Form 10-K. Additionally, began to control our travel expenses by contracting a travel agency. Also, Autodesk restructured our marketing cooperative program, whereby marketing costs in selling, general and administrative expenses are reduced through credits issued by Autodesk. In the past, Autodesk reduced our product costs in exchange for cooperative marketing expenditures. We expect that selling, general and administrative expense for the last six months of 2004 will approximate $6 million.

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

Below is a summary of our contractual obligations and commitments at December 31, 2003:

	Payments due by Fiscal Period
	Total	2004	2005	2006	2007	2008 and thereafter
Contractual Obligations
Long-term debt and line-of-credit	$3,818,790	$1,734,620	$968,812	$286,786	$114,286	$714,286
Operating leases	2,831,144	500,269	679,006	602,263	483,980	565,626

Total obligations	$6,649,934	$2,234,889	$1,647,818	$889,049	$598,266	$1,279,912

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Section 1350 Certifications *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: May 17, 2004	By	/s/ Donald R. “Scotty” Walsh

Donald R. “Scotty” Walsh Chief Executive Officer

Date: May 17, 2004	By	/s/ Beth MacLaughlin

Beth MacLaughlin Interim Chief Financial Officer (principal financial and accounting officer)