Form 10-Q
period 2004-03-31
AVATECH SOLUTIONS INC
filed 2004-05-17
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Avatech Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11400 – A Cronridge Drive, Owings Mills, MD	21117
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common Stock, par value $.01 per share	9,460,378

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	March 31, 2004
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$540,384	$680,423
Accounts receivable, less allowance of $160,000 at June 30, 2003 and $145,000 at March 31, 2004	3,393,123	4,280,209
Inventory	146,877	314,384
Prepaid expenses	395,189	394,064
Other current assets	94,258	136,551

Total current assets	4,569,831	5,805,631
Property and equipment:
Computer software and equipment	2,925,159	2,756,422
Office, furniture and equipment	760,020	801,829
Leasehold improvements	207,661	210,032

	3,892,840	3,768,283
Less accumulated depreciation and amortization	3,255,361	3,303,581

	637,479	464,702
Goodwill	52,272	52,272
Other assets	12,385	56,674

Total assets	$5,271,967	$6,379,279

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30, 2003	March 31, 2004
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,089,207	$4,380,397
Accrued compensation and related benefits	354,555	468,385
Borrowings under line-of-credit	1,634,709	1,800,831
Current portion of long-term debt	250,000	26,250
Deferred revenue	736,963	754,473
Other current liabilities	325,920	322,742

Total current liabilities	8,391,354	7,753,078
Long-term debt	—	1,666,438
Notes payable to related parties subject to refinancing	966,503	893,795
Other long-term liabilities	363,307	296,320
Commitments and contingencies	—	—
Minority interest	1,525,000	1,525,000
Stockholders’ deficit:
Series C Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized and 172,008 issued and outstanding at June 30, 2003 and -0- shares authorized, issued and outstanding at March 31, 2004	1,720	—
Series D Convertible Preferred Stock, $0.01 par value; -0- shares authorized, issued and outstanding at June 30, 2003 and 1,297,537 shares authorized, issued and outstanding at March 31, 2004	—	12,975
Common stock, $0.01 par value; 22,500,000 shares authorized; 8,897,874 and 9,492,812 shares issued and outstanding at June 30, 2003 and March 31, 2004, respectively	88,980	94,928
Additional paid-in capital	3,242,454	3,771,272
Accumulated deficit	(9,307,351)	(9,634,527)

Total stockholders’ deficit	(5,974,197)	(5,755,352)

Total liabilities and stockholders’ deficit	$5,271,967	$6,379,279

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2003	2004
	(unaudited and restated)	(unaudited)
Revenues:
Product sales	$3,289,161	$5,086,415
Service revenue	1,452,621	1,336,533
Commission revenue	1,326,651	1,413,097

	6,068,433	7,836,045

Cost of revenue:
Cost of product sales	2,247,821	3,472,919
Cost of service revenue	898,995	912,379

	3,146,816	4,385,298

Gross margin	2,921,617	3,450,747
Other expenses:
Selling, general and administrative	3,222,012	2,970,289
Depreciation and amortization	60,516	81,691

	3,282,528	3,051,980

Operating income (loss)	(360,911)	398,767

Other income (expense):
Minority interest	(38,125)	(38,125)
Interest and other income	3,907	5,260
Interest expense	(59,989)	(98,158)

	(94,207)	(131,023)

Income (loss) from continuing operations before income taxes	(455,118)	267,744
Income tax expense	—	10,828

Income (loss) from continuing operations	(455,118)	256,916
Loss from operations of discontinued operating segments	(303,674)	(86,554)

Net income (loss)	(758,792)	170,362
Preferred stock dividends	—	19,463

Earnings (loss) attributable to common stockholders	$(758,792)	$150,899

Earnings (loss) from continuing operations per common share, basic	$(0.05)	$0.03

Earnings (loss) per common share, basic	$(0.08)	$0.02

Earnings (loss) from continuing operations per common share, diluted	$(0.05)	$0.02

Earnings (loss) per common share, diluted	$(0.08)	$0.01

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2003	2004
	(unaudited and restated)	(unaudited)
Revenues:
Product sales	$9,344,490	$13,774,812
Service revenue	4,488,949	4,096,710
Commission revenue	3,254,079	3,697,908

	17,087,518	21,569,430

Cost of revenue:
Cost of product sales	6,386,221	9,887,768
Cost of service revenue	2,708,834	3,019,153

	9,095,055	12,906,921

Gross margin	7,992,463	8,662,509
Other expenses:
Selling, general and administrative	8,989,109	8,135,275
Depreciation and amortization	290,705	231,317

	9,279,814	8,366,592

Operating income (loss)	(1,287,351)	295,917

Other income (expense):
Gain on the extinguishment of debt	1,960,646	—
Minority interest	(56,016)	(114,375)
Interest and other income	13,232	9,553
Interest expense	(217,222)	(258,642)

	1,700,640	(363,464)

Income (loss) from continuing operations before income taxes	413,289	(67,547)
Income tax expense	400,365	31,828

Income (loss) from continuing operations	12,924	(99,375)
Loss from operations of discontinued operating segments	(599,369)	(227,801)

Net loss	(586,445)	(327,176)
Preferred stock dividends	—	36,842

Net loss attributable to common stockholders	$(586,445)	$(364,018)

Earnings (loss) from continuing operations per common share, basic	$0.00	$(0.02)

Loss per common share, basic	$(0.08)	$(0.04)

Earnings (loss) from continuing operations per common share, diluted	$0.00	$(0.02)

Loss per common share, diluted	$(0.08)	$(0.04)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Convertible Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2003	172,008	$1,720	—	$—	8,897,874	$88,980	$3,242,454	$(9,307,351)	$(5,974,197)
Issuance of common stock as compensation					594,938	5,948	74,169		80,117
Conversion of Series C Convertible Preferred Stock into Series D Convertible Preferred Stock	(172,008)	(1,720)	484,487	4,845			(3,125)		—
Issuance of Series D Convertible Preferred Stock and warrants to purchase common stock			813,050	8,130			479,700		487,830
Preferred stock dividends							(36,842)		(36,842)
Issuance of warrants							14,916		14,916
Net loss								(327,176)	(327,176)

Balance at March 31, 2004	—	$—	1,297,537	$12,975	9,492,812	$94,928	$3,771,272	$(9,634,527)	$(5,755,352)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2003	2004
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(586,445)	$(327,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	57,390	74,349
Gain on extinguishment of debt	(1,960,646)	—
Depreciation and amortization	483,734	231,317
Deferred income taxes	373,000	—
Write-off of in-process research and development	282,000	—
Non-cash stock compensation expense	—	80,117
(Gain) loss on disposal of property and equipment	(3,532)	(1,291)
Non-cash interest expense	2,883	52,073
Changes in operating assets and liabilities:
Accounts receivable	520,376	(961,435)
Inventory	80,396	(167,507)
Prepaid expenses and other current assets	(300,273)	(41,168)
Accounts payable and accrued expenses	200,434	(708,810)
Accrued compensation and related benefits	(27,376)	113,830
Deferred revenue	53,774	17,510
Other current liabilities	(36,597)	(3,178)
Other long-term liabilities	—	(66,987)

Net cash used in operating activities	(860,882)	(1,708,356)

Cash flows from investing activities
Cash received in merger, net of acquisition costs	382,643	—
Purchase of property and equipment	(179,453)	(103,426)
Proceeds from sale of property and equipment	3,532	46,177

Net cash provided by (used in) investing activities	206,722	(57,249)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	18,689,709	23,946,775
Repayments of borrowings under line-of-credit	(18,469,591)	(23,775,559)
Proceeds from issuance of debt	1,800,000	1,500,000
Proceeds from issuance of preferred stock	—	389,999
Payment of preferred stock dividends	(17,891)	(36,842)
Repayments of long-term debt	(1,000,000)	(51,250)
Change in other long-term liabilities	221,895	—
Change in other assets related to financing costs	—	(67,479)

Net cash provided by financing activities	1,224,122	1,905,644

Net change in cash and cash equivalents	569,962	140,039
Cash and cash equivalents - beginning of period	222,562	540,384

Cash and cash equivalents - end of period	$792,524	$680,423

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of results for any future period.

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

2. Discontinued Operations of Certain Operating Segments (continued)

Summarized operating results of the discontinued operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2003	2004	2003	2004
Revenue	$584,191	$1,284	$1,865,865	$73,005
Net income (loss)	$(303,674)	$(86,554)	$(599,369)	$(227,801)

3. Debt, Commitments and Gain on Extinguishment of Debt

On September 11, 2003, the Company entered into a revolving line-of-credit agreement with a financial institution which expires September 2006, but is payable within 60 days of demand by the lender. This line of credit replaced the borrowing facility for $2.0 million that previously existed. The credit extended under this financing agreement is limited to the lesser of $2.0 million or 75% of the Company’s aggregate outstanding eligible accounts receivable. Borrowings under this line-of-credit bear interest at the higher of 7.5% or the prime rate plus 2.0% and are secured by the accounts receivable of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

In November 2003, the lender temporarily raised the credit limits to the lesser of $2.5 million or 75% of the Company’s eligible accounts receivable. These credit terms reverted back to the original $2.0 million limit in February 2004. The balance outstanding under this line-of-credit was $1.8 million at March 31, 2004.

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

The terms of the loan agreement provide for a loan of $1,500,000 funded in two payments. Initial funding of $1,000,000 occurred on July 25, 2003 and the remaining $500,000 was provided on February 5, 2004. The loan agreement provides for repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. The Company is required to meet certain financial and non-financial covenants in connection with this agreement.

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

On January 1, 2004, the Company retired or refinanced $250,000 of subordinated notes payable. The Company paid $51,000 in cash to retire certain notes and issued new subordinated notes totaling $199,000. The new notes mature on July 1, 2005, with installment payments totaling $26,000 due on July 1, 2004. In conjunction with this refinancing, the Company issued 45,000 warrants to purchase common stock for $0.21 per share. These warrants expire on July 1, 2005 and were valued at $7,275.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

3. Debt, Commitments and Gain on Extinguishment of Debt (continued)

On April 1, 2004, the Company refinanced a note payable to a director and shareholder. A $902,000 note was issued in satisfaction of the $893,795 aggregate balance outstanding on two $500,000 notes issued on May 28, 2003. The note accrues interest at a rate of 12% per annum, with quarterly interest payments due commencing July 1, 2004. Payment of the principle is due when the note matures on July 1, 2005.

Below is a summary of our contractual obligations and commitments at March 31, 2004:

	Payments due by Fiscal Period
	Total	2004	2005	2006	2007	2008 and thereafter
Contractual Obligations
Long-term debt and line-of-credit	$4,387,314	$1,800,831	$111,964	$1,231,661	$171,428	$1,071,430
Operating leases	4,313,464	244,697	901,546	837,874	726,720	1,602,627

Total obligations	$8,700,778	$2,045,528	$1,013,510	$2,069,535	$898,148	$2,674,057

4. Employee Stock Compensation Plans

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

The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Net income (loss), as reported	$(758,792)	$170,362	$(586,445)	$(327,176)
Add: Stock-based employee compensation cost included in net income (loss), net of taxes	—	9,725	—	77,104
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(32,222)	(124,940)	(124,337)	(182,198)

Pro forma net income (loss)	(791,014)	55,147	(710,782)	(432,270)
Preferred stock dividends	—	9,463	—	36,842

Pro forma net income (loss) attributable to common stockholders	$(791,014)	$35,684	$710,782	$(469,112)

Net income (loss) per common share:
Basic – as reported	$(0.08)	$0.02	$(0.08)	$(0.04)

Basic – pro forma	$(0.09)	$0.00	$(0.09)	$(0.05)

Diluted – as reported	$(0.08)	$0.00	$(0.08)	$(0.04)

Diluted – pro forma	$(0.09)	$0.00	$(0.09)	$(0.05)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

4. Employee Stock Compensation Plans (continued)

A summary of stock option activity during the nine months ended March 31, 2004 and related information is included in the table below:

	Options	Weighted- Average Exercise Price
Outstanding at July 1, 2003	554,386	$1.88
Granted	862,866	0.41
Forfeited	(217,677)	3.80

Outstanding at March 31, 2004	1,199,575	$0.72

Exercisable at March 31, 2004	519,213	$1.37

Weighted-average remaining contractual life	8.6 Years

Stock Option Cancellation Program and Fiscal Year 2004 Grants

In April 2003, the Company offered its employees a voluntary option to surrender and cancel certain outstanding stock option agreements. Under the terms of the arrangement, the employee, if still employed, was eligible to receive an equivalent number of stock options six months and a day after the specific cancellation periods with an exercise price equal to the market value of the common stock on the grant date. On November 4, 2003, the Company issued 274,486 options under this cancellation program that will vest over periods up to twenty-four months.

Employee Stock Purchase Plan

On September 24, 2003 the Company amended the Employee Stock Purchase Plan. The Plan allows for the board to provide offering periods, not to exceed 27 months in duration, to employees owning less than 5% of the total combined voting power or value of all classes of stock of the Company. Common shares sold under the Plan shall not exceed in the aggregate 450,000 shares. As of March 31, 2004, common stock sold under the Plan totaled 265,932 shares.

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

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

4. Employee Stock Compensation Plans (continued)

Restricted Stock Award Plan

In July 2003, the Company issued 540,000 shares of restricted common stock with a quoted market value of $0.163 share, to certain officers as compensation. The common stock is restricted based on various vesting periods ranging from twelve to twenty-four months. Compensation expense for these awards of $93,000 is being recognized over the vesting period. The issuance resulted in compensation expense totaling $62,000 for the nine months ended March 31, 2004.

5. Stock Dividend

The Company’s Board of Directors authorized a three-for-one stock split in the form of a stock dividend, which was distributed to stockholders of record as of September 15, 2003 on October 1, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

6. Preferred Stock

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

The Company also issued 813,050 shares of Series D for cash proceeds totaling $390,000 and a reduction in notes payable to a related party of $98,000. In connection with the issuance of Series D, 1.7 million warrants were granted to preferred shareholders. The warrants entitle the holder to purchase common stock at an exercise price of $0.45 per share during the warrant exercise period, not to exceed one year after the date of issuance.

The Series D Convertible Preferred shares outstanding at March 31, 2004 totaled 1,297,537, and were issued with the following terms:

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

March 31, 2004 (continued)

6. Preferred Stock (continued)

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

Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is approximately two shares of common stock for each share of Series D; however, this rate may be further adjusted due to stock splits, dividends, and other events defined in the Certificate of Designation of Rights and Preferences of the Series D Convertible Preferred Stock.

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

7. Stock Purchase Warrants

As of March 31, 2004, the Company has outstanding warrants to purchase common stock. A summary of the warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
45,000	$0.01	August 2013
97,200	$0.27	June 2008
45,000	$0.21	July 2005
180,000	$43.33	February 2005
1,007,823	$0.45	December 2004
722,220	$0.45	November 2004
37,500	$83.33	June 2004
18,750	$6.67	June 2004

2,153,493

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

8. Earnings Per Share

Basic earnings (loss) per common share is computed as net income (loss) less preferred stock dividends divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock.

The following summarizes the computations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Numerator used in basic earnings (loss) per common share:
Income (loss) from continuing operations	$(455,118)	$256,916	$12,924	$(99,375)
Less: preferred stock dividends	—	(19,463)	—	(36,842)

Income (loss) from continuing operations available to common stockholders	(455,118)	237,453	12,924	(136,217)
Income (loss) from discontinued operations, net of income taxes	(303,674)	(86,554)	(599,369)	(227,801)

Net income (loss) attributable to common stockholders	$(758,792)	$150,899	$(586,445)	$(364,018)

Numerator used in diluted earnings (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$(455,118)	$237,453	$12,924	$(136,217)
Effect of assumed conversion:
Preferred stock dividends	—	19,463	—	36,842
Income (loss) from continuing operations available to common stockholders, plus assumed conversions	(455,118)	256,916	12,924	(99,375)
Income (loss) from discontinued operations, net of income taxes	(303,674)	(86,554)	(599,369)	(227,801)

Income (loss) available to common stockholders, plus assumed conversions	$(758,792)	$170,362	$(586,445)	$(327,176)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

8. Earnings Per Share (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Denominators used in earnings (loss) per share calculations:
Denominator for basic earnings (loss) per share-weighted average shares outstanding	8,897,874	9,304,794	7,739,142	9,225,241

Effect of dilutive securities:
Stock options	—	170,923	—	89,399
Warrants	—	92,084	—	51,999
Restricted stock	—	212,500	—	233,773
Convertible preferred stock	—	2,597,236	—	980,417

Denominator for diluted earnings (loss)-weighted average shares outstanding and assumed conversion	8,897,874	12,377,537	7,739,142	10,580,829

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$0.03	$0.00	$(0.02)
Income(loss) from operations of discontinued operations, net of income taxes	(0.03)	(0.01)	(0.08)	(0.02)

Earnings (loss) per common share, basic	$(0.08)	$0.02	$(0.08)	$(0.04)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$0.02	$0.00	$(0.02)
Income(loss) from operations of discontinued operations, net of income taxes	(0.03)	(0.01)	(0.08)	(0.02)

Earnings (loss) per common share, diluted	$(0.08)	$0.01	$(0.08)	$(0.04)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 (continued)

9. Income Taxes

Income tax expense for the nine months ended March 31, 2003 and 2004 was approximately $400,000 and $32,000, respectively. In August 2002, the Company realized a $1.96 million taxable gain from the extinguishment of certain debt, which resulted in a net deferred tax asset of $373,000 being recorded at June 30, 2002. During the nine months ended March 31, 2003, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in fiscal year 2003. This increase in deferred income tax expense, coupled with certain state tax expense, resulted in the income tax expense for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, income tax expense related solely to estimated state tax expense for the period.

10. Liquidity and Capital Resources

During fiscal year 2003, the Company incurred significant losses from its operations that depleted its capital resources. These losses were incurred primarily due to unexpected declines in revenue and losses and costs related to the acquisition of PlanetCAD Inc. In response, management has taken actions to close under-performing offices, significantly reduce overhead to improve operational efficiency, initiate new revenue programs and obtain additional financing. Management believes that the actions it has taken will allow the Company to aggressively pursue its business plan and return to profitability in the near term.

Based on an evaluation of the likely cash to be generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least December 31, 2004.

11. Contingencies

The Company is a defendant in a lawsuit filed by a vendor for alleged breach of contract. The suit asks for actual damages totaling $178,000. Legal counsel engaged by the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome, and accordingly, no amounts have been accrued at March 31, 2004. The Company believes the suit is without merit and is vigorously defending its position.

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

Overview

We are a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities management markets. We specialize in technical support, training and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable our customers to enhance productivity, profitability and competitive position. We are one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions.

During the fall of 2003, we revised our growth strategy and began to focus on new ways of expanding our people resources, product offerings, and geographic “footprint.” We are accomplishing this strategy by:

•	restructuring our company to focus on three product groups: Design Automation (DA); Facility and Asset Management (F/AM); and Product Lifecycle Management (PLM),

•	employing highly qualified professionals in specialized areas,

•	expanding our product offerings to include SmarTeam PLM software, various F/AM software packages, and new internally-developed proprietary software to support our PLM solutions,

•	focusing on solutions and service selling.

This diversification strategy is intended to match our product and service offerings more precisely with the needs of our customers. In July 2003, we entered into an Authorized Reseller Agreement with Dassault Systèmes Corp., an international developer and distributor of PLM application software and services, whereby we will market and distribute Dassault’s SmarTeam PLM products in the United States. In connection with this agreement, Dassault provided us with certain financial assistance to create a dedicated PLM sales force and to conduct related marketing efforts. We plan to continue this strategy by expanding geographically through targeted mergers and acquisitions, opening new locations, and expanding international product distribution relationships.

Beginning in June 2003, we instituted a number of cost containment measures to align our selling, general and administrative expenses with our current revenue levels. We accomplished this plan by:

•	closing four underperforming offices;

•	terminating approximately 30 employees in June 2003; and

•	reducing our professional fees, telephone, supplies, marketing, and travel expenses.

In August 2003, we closed an additional office in California. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations.

We considered these expense reduction measures necessary to help us reduce operating losses arising from the prolonged impact of economic recession on the software industry and also to help us achieve our revised strategy. Our consolidated financial statements for all interim periods and the fiscal years ended June 30, 2001, 2002 and 2003 have been restated to consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations.

Product Sales. Our product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural, civil, and discreet products;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Cyco engineering data management solutions using meridian software; and

•	Dassault’s SmarTeam PLM software.

We also offer Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because we do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, we record the net fee we earn from the sale of Autodesk software subscriptions as revenue. Approximately 92% of our total product revenues are related to the resale of Autodesk products.

Service Revenue. We provide services in the form of training, consulting services, professional services and technical support to our design automation, PLM and Facilities/Asset Management customers. We employ a technical staff of 44 personnel associated with these types of services. In the third quarter of fiscal year 2004, we revised our sales commission plan to focus on increasing service sales while achieving higher service margins. Additionally, we also offer our customers an assessment tool to analyze the ability and knowledge of current and potential employees in computer aided design.

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We are responsible for managing and reselling Autodesk products to a number of these major account customers. Autodesk determines the price the customer pays for the product and ships the product directly to the customer. We then receive commissions upon shipment of the product from Autodesk to the customer based on the product sales price.

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

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation and other expenses associated with management, finance, human resources, and information systems. We also include advertising and public relations expenses, as well as expenses for facilities such as rent and utilities, in selling, general and administrative expense.

Depreciation and Amortization Expense. Depreciation and amortization expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization expense using the straight-line method over estimated useful lives. We lease all of our facilities and depreciate leasehold improvements over the lesser of the lease term or the useful life of the asset.

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

We recognize revenue from software arrangements in accordance with the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP No 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable and (4) all fees must be probable of collection. We determine whether criteria (3) and (4) have been satisfied based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause us to determine these criteria are not met. In the past, we have not needed to adjust our reported revenue due to changes in conditions, and we continue to evaluate current conditions that may affect the nature and timing of our revenue recognition.

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

Three and Nine Months Ended March 31, 2003 Compared to the Three and Nine Months Ended March 31, 2004

The following table sets forth a comparison of three and nine month selected item totals in the year 2004 compared to the same periods in the year 2003. These totals are represented by selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three and nine months financial results are not necessarily indicative of future results.

Revenues. Our total revenues include product sales, service revenue and commission revenue.

	Three Months Ended March 31,
	2003	2004	%
Revenue:
Product sales	$3,289,161	$5,086,415	54.6%
Service revenue	1,452,621	1,336,533	(8.0)%
Commission revenue	1,326,651	1,413,097	6.5%

Total revenue	$6,068,433	$7,836,045	29.1%

	Nine Months Ended March 31,
	2003	2004	%
Revenue:
Product sales	$9,344,490	$13,774,812	47.4%
Service revenue	4,488,949	4,096,710	(8.7)%
Commission revenue	3,254,079	3,697,908	13.6%

Total revenue	$17,087,518	$21,569,430	26.2%

Revenues. Total revenue for the three months ended March 31, 2004 increased $1.8 million, or 29.1% to $7.8 million, compared to $6.1 million for the same period in 2003. Total revenue for the nine months ended March 31, 2004 increased $4.5 million, or 26.2% to $21.6 million, compared to $17.1 million for the same period in 2003.

Product sales for the three months ended March 31, 2004 increased $1.8 million, or 54.6% to $5.1 million, compared to $3.3 million for the same period in 2003. Product sales for the nine months ended March 31, 2004 increased $4.4 million, or 47.4% to $13.8 million, compared to $9.3 million for the same period in 2003. Our product sales have increased due to increased sales volume caused by several factors. During fiscal year 2004, demand for Autodesk products increased, caused in part by product upgrades required by our customers in order to continue to receive product maintenance services and an overall improvement in economic conditions. Also, during the month of October 2003, we reduced prices when Autodesk reduced the price we pay for products by 20% under a short-term promotional program which increased our volume of units delivered. Product retirement and price reduction has contributed to our increase in product sales.

Service revenue for the three months ended March 31, 2004 decreased $116,000, or 8.0% to $1.3 million, compared to $1.5 million for the same period in 2003. Service revenue for the nine months ended March 31, 2004 decreased $392,000 to $4.1 million, compared to $4.5 million for the same period in 2003. These decreases in service revenue are the result of the market focusing on product upgrades from discontinued products and a reduction in the number of service employees dedicated to service activities.

Commission revenue for the three months ended March 31, 2004 increased $86,000, or 6.5% to $1.4 million, compared to $1.3 million for the same period in 2003. Commission revenue for the nine months ended March 31, 2004 increased $444,000, or 13.6% to $3.7 million, compared to $3.3 million for the same period in 2003. The increase in commission revenues is consistent with the revenue increases we experienced in product sales resulting from an improved economy, Autodesk’s promotional activities, and demand caused by customers upgrading their software.

Cost of Revenue.

	Three Months Ended March 31,
	2003	2004	%
Cost of revenue:
Cost of product sales	$2,247,821	$3,472,919	54.5%
Cost of service revenue	898,995	912,379	1.5%

Total cost of revenue	$3,146,816	$4,385,298	39.4%

	Nine Months Ended March 31,
	2003	2004	%
Cost of revenue:
Cost of product sales	$6,386,221	$9,887,768	54.8%
Cost of service revenue	2,708,834	3,019,153	11.5%

Total cost of revenue	$9,095,055	$12,906,921	41.9%

Cost of Product Sales. Cost of product sales for the three months ended March 31, 2004 increased $1.2 million, or 54.5%, to $3.5 million, compared to $2.2 million for the same period in 2003. Cost of product sales for the nine months ended March 31, 2004 increased $3.5 million, or 54.8%, to $9.9 million, compared to $6.4 million for the same period in 2003. Although our revenues have increased in fiscal year 2004, our product margins have declined from 31.7% for the nine months ended March 31, 2003 to 28.2% for the nine months ended March 31, 2004. Our product margins decreased as a result of several factors. Our major vendor, Autodesk, changed our cooperative advertising program to increase the price we pay for Autodesk products, while increasing the payments we receive from Autodesk. This program is a supplemental marketing plan designed to help support our selling opportunities and develop increased Autodesk product sales. In addition, we have strategically reduced the price we charge our customers for certain products to obtain additional sales volume in the first nine months of fiscal year 2004.

Cost of Service Revenue. Cost of service revenue for three months ended March 31, 2004 remained consistent with the corresponding quarter in fiscal 2003. However, as a percentage of related service revenue, cost of service revenue increased to 68% from 62% in the same period last year. The decline in our service revenue margins is the direct result of an 8% reduction in service revenue, while our direct labor costs, the largest component of cost of service revenues, remained constant. For the nine months ended March 31, 2004 our cost of service revenue as a percentage of revenue increased to 74% from 60%. This decrease in service revenue margin is the result of a 9% decrease in service revenues from the same period in 2003 and our strategy of redirecting some service employees to our new lines of business. We are currently focused on developing our PLM and F/AM markets for products and related services, and until such time as we generate significant revenue from these new product and service offerings, our margins will be affected by our investment in a professional, well-trained service staff. We expect that as our service revenues from F/AM and PLM services increase, our margins will likely return to historical levels.

Other Expenses.

	Three Months Ended March 31,
	2003	2004	%
Other expenses:
Selling, general and administrative	$3,222,012	$2,970,289	(7.8)%
Depreciation and amortization	60,516	81,691	35.0%

Total other expenses	$3,282,528	$3,051,980	(7.0)%

	Nine Months Ended March 31,
	2003	2004	%
Other expenses:
Selling, general and administrative	$8,989,109	$8,135,275	(9.5)%
Depreciation and amortization	290,705	231,317	(20.4)%

Total other expenses	$9,279,814	$8,366,592	(9.8)%

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2004 decreased $252,000 or 7.8%, to $3.0 million, compared to $3.2 million for the same period in 2003. Selling, general and administrative expenses for the nine months ended March 31, 2004 decreased $854,000 or 9.5%, to $8.1 million, compared to $9.0 million for the same period in 2003. We attribute this decrease in selling, general and administrative expenses to our restructuring efforts in the fourth quarter of 2003, as discussed more fully in our 2003 Annual Report on Form 10-K. Although we had increases in our insurance and professional fees of approximately $150,000, our decreases in other areas such as travel, facilities and maintenance, salaries and commissions, and marketing expenses significantly reduced our selling general and administrative expenses. The decrease in travel expenses was a result of our focusing on controlling travel expenses by contracting with a travel agency. Also, vendor cooperative marketing program credits are now being off set against marketing expenses.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2004 increased $21,000 or 35%, to $82,000, compared to $61,000 for the same period in 2003. Depreciation and amortization expense for the nine months ended March 31, 2004 decreased $59,000, or 20.4%, to $231,000, compared to $291,000 for the same period in 2003. Depreciation and amortization of property and equipment for the three month period ending March 31, 2004 increased as a result of investing in our infrastructure. We increased capital expenditures for computer equipment and application software by $85,000. Depreciation and amortization of property and equipment for the nine month period ending March 31, 2003 decreased because of an increase in the number of fully depreciated assets compared to the prior period.

Other Income Expense.

	Three Months Ended March 31,
	2003	2004	%
Other income (expense)
Minority Interest	$(38,125)	$(38,125)	—
Interest and other income (expense)	3,907	5,260	34.6%
Interest expense	(59,989)	(98,158)	59.6%

	$(94,207)	$(131,023)	39.1%

	Nine Months Ended March 31,
	2003	2004	%
Other income (expense)
Gain on extinguishment of debt	$1,960,646	$—	(100.0)%
Minority interest	(56,016)	(114,375)	104.2%
Interest and other income (expense)	13,232	9,553	(27.8)%
Interest expense	(217,222)	(258,642)	18.5%

	$1,700,640	$(363,464)	(121.3)%

Other Income (Expense). Other income (expense) for the three months ended March 31, 2004 decreased $37,000, or 39.1%, to $(131,000) compared to $(94,000) for the same period in 2003. Other income (expense) for the nine months ended March 31, 2004 decreased $2.1 million, to $(363,000), compared to $1.7 million for the same period in 2003. Included in other income for the nine month period ended March 31, 2003 was a $2.0 million gain from the extinguishment of debt resulting from the payment to a significant supplier of $1.0 million in full satisfaction of a $3.0 million loan made to us by that supplier in 1999. Due to an increase in our outstanding borrowings, we expect our interest expense to increase in 2004. As discussed more fully in Note 3 to the consolidated financial statements, we have borrowed $1.5 million with interest at 6% per annum to assist us with working capital needs, $500,000 of which was received in February 2004.

Income Tax Expense.

	Three Months Ended March 31,
	2003	2004	%
Income tax expense (benefit)	$—	$10,828	100%

	Nine Months Ended March 31,
	2003	2004	%
Income tax expense (benefit)	$400,365	$31,828	(92.1)%

Income Tax Expense. Income tax expense for the three months ended March 31, 2004 increased $11,000, compared to $0 for the same period in 2003. Income tax expense for the nine months ended March 31, 2004 decreased $369,000, or 92.1% to $32,000, compared to $400,000 for the same period in 2003. In August 2002, we realized a $2.0 million taxable gain from the extinguishment of certain debt (described above), which resulted in us recording a net deferred tax asset of $373,000 at June 30, 2002. In fiscal year 2003, we recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. Our income tax expense in fiscal year 2004 is expected to relate solely to state income tax expense, which we expect to be approximately $40,000 for the full year.

Discontinued Operations.

	Three Months Ended March 31,
	2003	2004	%
Discontinued Operations	$(303,674)	$(86,554)	(71.5)%

	Nine Months Ended March 31,
	2003	2004	%
Discontinued Operations	$(599,369)	$(227,801)	(62.0)%

Discontinued Operations. Discontinued operations for the three months ended March 31, 2004 decreased $217,000, or 71.5%, to $(87,000), compared to $(304,000) for the same period in 2003. Discontinued operations for the nine months ended March 31, 2004 decreased $372,000, or 62%, to $(228,000), compared to $(599,000) for the same period in 2003. All operating results for the offices closed in June of 2003 are included in discontinued operations. Also, in August of 2003, we closed the California office and the results from operations were included in discontinued operations. For the three and nine months period ended March 31, 2004, the results of discontinued operations consist primarily of the cost of closing offices, and legal costs and maintenance fees associated with PlanetCAD operations. We do not anticipate additional material expenses.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements and sales of preferred stock. Our outstanding debt totaled $4.4 million at March 31, 2004, and we had a deficiency of working capital of $2.0 million.

Our deficiency of working capital is in large part caused by the classification of our line of credit as a current liability due to its demand provisions. Our line of credit with K Bank allows us to borrow up to $2.0 million (on November 24, 2003, this line of credit was temporarily increased to $2.5 million through January 31, 2004), limited to 75% of eligible accounts receivable. At March 31, 2004, our outstanding balance under this line-of-credit totaled $1.8 million. The line-of-credit expires in three years and is payable within 60 days of demand. Despite the existence of the 60-day demand provision on this line-of-credit, we do not believe it is likely that the bank will exercise the demand provisions of the agreement. In the event that the bank does so, we believe that other lenders would provide us with a line of credit with similar terms, as long as our financial position and results of operations have not significantly declined.

During the nine month period ended March 31, 2004, we used $1.7 million of cash in operations primarily as a result of our loss of $327,000 and working capital needs of $1.7 million. Our working capital needs increased as a result of increases in accounts receivable caused by higher revenues. During the nine month period ended March 31, 2004, our revenues increased about $4.3 million to $21.6 million compared to $17.2 million recognized in the nine month period ended June 30, 2003, which led to a corresponding increase in our accounts receivable balance of about $961,000 between June 30, 2003 and March 31, 2004. In addition, our accounts payable and accrued expenses decreased by $706,000 since June 30, 2003, principally because we paid certain expenses related to our 2003 merger with PlanetCAD. We financed these operating cash requirements through borrowings of $1.5 million from a software developer and vendor, and the cash proceeds of $390,000 from the sale of preferred stock and stock purchase warrants. We purchase over 90% of the products we sell from Autodesk, which provides us with the ability to purchase up to $3.0 million of inventory under 60 to 90 day payment terms. Historically, we have been able to manage our average days sales outstanding in a range from 50 to 60 days. Our customary collection terms range from 30 to 60 days for all of our customers.

Prior to the merger with PlanetCAD, Inc., we had outstanding $1.7 million of 10% subordinated notes. The notes were to mature on July 1, 2003 and interest was payable quarterly until maturity or prepayment. On November 19, 2002, with the completion of the merger with PlanetCAD, subordinated note holders owning an aggregate of $1.5 million of subordinated notes exchanged their notes for preferred stock in Avatech Solutions, Inc. Subsidiary.

On July 22, 2003, we entered into a loan agreement with a software developer to borrow up to $1.5 million for working capital purposes. The loan was received in two payments, with the initial funding of $1.0 million occurring on July 25, 2003 and the remaining $500,000 provided on February 5, 2004. The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January 2005. We must meet certain financial and non-financial covenants in connection with this agreement.

Additionally, we have outstanding borrowings of approximately $894,000 at March 31, 2004 that are payable to a director and shareholder. On April 1, 2004, the maturity date of these borrowings was extended to July 1, 2005. Currently, we expect to be able to pay down this outstanding debt as of the maturity date.

Our investment activities consist principally of investments in computer and office equipment. Our capital expenditures for the nine months ended March 31, 2004 were approximately $184,000 compared to $168,000 for the same period in 2003. In order to maintain current operations, we believe that our average annual outlay for investments in computer and office equipment will be consistent with the previous year.

As described more fully above, our financing activities in all periods have consisted principally of borrowings and repayments under our lines of credit. Net borrowings (repayments) under lines of credit were $220,000 in 2003 and $171,000 for nine months ended March 31, 2004.

We expect to generate income from our operations before non-cash charges for the remaining three months of fiscal year 2004. Our working capital needs are expected to stabilize, and we believe our needs can be met from the $500,000 of borrowings that we made in February 2004, as well as our available cash resources and line of credit. We do not have any material commitments to acquire property and equipment, and our capital equipment needs for the next twelve months are expected to be insignificant. Because of our reliance on Autodesk to supply us with the products that we sell, and due to the concentration of our revenues from the sale of Autodesk products, we cannot readily predict our ability to generate sufficient cash from our operations to meet our obligations beyond December 31, 2004. In the event that our operating results decline and we are unable to generate cash flows from our operations in the near term, then we may be unable to meet our existing obligations in the normal course of business and expand our operations to allow for continued long-term improvement in operating results.

Below is a summary of our contractual obligations and commitments at March 31, 2004:

	Payments due by Fiscal Period
	Total	2004	2005	2006	2007	2008 and thereafter
Contractual Obligations
Long-term debt and line-of-credit	$4,387,314	$1,800,831	$111,964	$1,231,661	$171,428	$1,071,430
Operating leases	4,313,464	244,697	901,546	837,874	726,720	1,602,627

Total obligations	$8,700,778	$2,045,528	$1,013,510	$2,069,535	$898,148	$2,674,057

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At March 31, 2004, approximately 41% of the Company’s outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point changes in the 2004 average interest rate under these borrowings, it is estimated that the Company’s 2004 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Inter-Tel is investigating adding Spatial Corp; as a defendant, but has not yet taken any action. If Inter-Tel does not dismiss the suit against us, we may file a cross-claim against Spatial Corp. We believe that we have meritorious defenses to this claim, but we are unable to assess our potential liability at this time.

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

Because these issuances were to “accredited investors” within the meaning of Rule 501 under the Securities Act, the offer and sale of these securities was exempt from registration under Rule 506 of the Securities Act.

On April 1, 2004, the Company issued a senior subordinated note in principal amount of $902,169 to an accredited investor in satisfaction of the balance outstanding on certain notes issued to that investor in May 2003. The new note accrues interest at a rate of 12% per annum, with quarterly interest payments due commencing July 1, 2004, and matures on July 1, 2005. Because this note was issued by the Company in exchange for notes originally issued by the Company to the note holder, and no commission or other remuneration was paid or given for soliciting the exchange, the offer and sale of this note was exempt from registration under Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock [h]

3.9	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [h]

3.10	Certificate of Elimination of Series A Junior Participating Preferred Stock [h]

3.11	Certificate of Elimination of Series C Convertible Preferred Stock [h]

3.12	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [h]

3.13	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [h]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004 [h]

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [f]

10.04	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [f]

10.05	Demand Promissory Note by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003 [f]

10.06	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [f]

10.07	Master Lease Agreement by and between Allstate Leasing, Inc. and Avatech Solutions, Inc. dated July 17, 2001 [a]

10.08	Form of Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [f]

10.09	Warrants to purchase up to 32,400 shares of Common Stock issued by Avatech to W. James Hindman dated May 28, 2003 [f]

10.10	Affidavit and Discharge of Indebtedness by W. James Hindman [f]

Exhibit No.	Description of Exhibit

10.11	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004 [h]

10.12	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004 [h]

10.13	Form of Purchase Agreement for Series D Convertible Preferred Stock [h]

10.14	2002 Stock Option Plan [a]

10.15	Restricted Stock Award Plan [e]

10.16	Employment Agreement by and between Debra Keith and Avatech Solutions, Inc. dated as of April 4, 2003 [f]

10.17	Employment Agreement by and between Eric L. Pratt and Avatech Solutions, Inc. dated April 15, 2003 [g]

10.18	Employment Agreement by and between Scott N. Fischer and Avatech Solutions, Inc. dated as of March 17, 2003 [f]

10.19	Consulting Agreement by and between V. Joel Nicholson and Avatech Solutions, Inc. effective as of June 1, 2003 [g]

10.20	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [f]

10.21	Letter Agreement by and between Henry D. Felton and Avatech Solutions, Inc. dated August 21, 2003 [f]

10.22	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated April 1, 2004 *

10.23	Separation Agreement between Scott Fischer and Avatech Solutions, Inc. dated as of March 10, 2004 *

31.1	Certification of Donald R. “Scotty” Walsh, Chief Executive Officer *

31.2	Certification of Beth O. MacLaughlin, Chief Financial Officer *

32.1	Section 1350 Certifications *

*	Filed herewith

a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.

b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.

c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002, File No. 001-31265.

d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.

e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.

f.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.

g.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on June 4, 2003, File No. 333-104035.

h.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.

(b) Reports on Form 8-K

Registrant filed Current Reports on Form 8-K during the quarter for which this report is filed:

On February 17, 2003, we filed a Report on Form 8-K to announce the filing of our Quarterly Report on Form 10-Q for the three-month period ended December 31, 2003.

On January 21, 2004, we filed a Report on Form 8-K to announce the closing of the private placement of Series D Convertible Preferred Stock and warrants.

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