Form 10-K
period 2004-06-30
AVATECH SOLUTIONS INC
filed 2004-09-28
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31265

AVATECH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1035353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10715 Red Run Blvd, Suite 101, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 581-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 24, 2004 was $4,909,492.

The number of shares of common stock outstanding as of September 24, 2004 was 9,626,455.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed).

PART I

ITEM 1. BUSINESS

Background

Avatech Solutions, Inc. was formed as a Delaware corporation on September 9, 1996. During fiscal years 1997 through 1999, we consummated business combinations with ten companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States.

In November 2002, Avatech Solutions completed a merger with PlanetCAD, Inc and became a wholly owned subsidiary of PlanetCAD, Inc., after which PlanetCAD changed its name to Avatech Solutions, Inc. and Avatech changed its name to Avatech Solutions Subsidiary, Inc. As a result of the merger, PlanetCAD’s shareholders retained twenty-five percent of the surviving company and, in exchange for all of the common stock of Avatech Solutions, Inc., Avatech’s shareholders were issued registered shares constituting seventy-five percent of the surviving company’s outstanding common stock. Avatech was deemed to have acquired PlanetCAD because Avatech’s shareholders received the majority of the common stock of the post-merger company. In November 2002, Avatech Solutions, Inc. began trading on the OTC Bulletin Board under the symbol AVSO.OB.

In the fourth quarter of our fiscal year ended June 30, 2003 and the first quarter of fiscal year 2004, we restructured the business to eliminate certain unprofitable operating segments, including the acquired PlanetCAD operations and four reseller locations.

General

We are a leader in design and engineering technology solutions with expertise in CAD software, data management and process optimization for the manufacturing, engineering, building design and facilities management industries. We specialize in software resale, integration, standards development and deployment, education and technical support, aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. Our sales are to corporations, government agencies, and educational institutions worldwide.

We differentiate ourselves from traditional product resellers through our wide range of value-added services, consisting primarily of training, technical support, and professional services. We also provide software customization, data migration, computer aided design standards consulting, process workflow analysis, and implementation assistance for complex design environments. Our strategic focus is to respond to our customers’ requests for interoperability and provide solutions that address broad, enterprise-wide initiatives.

Our national sales and service delivery network consists of approximately 133 personnel operating out of sixteen business offices across the country. Our sales database has over 180,000 point-of-contact names collected over a fifteen-year time span and an active customer list of approximately 18,000 private firms and federal, state, and local agencies.

Our product sales are cyclic, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product.

As is common among software resellers, we purchase our products from our suppliers with a combination of cash and credit extended by the supplier. We do not carry significant inventory, and generally place an order with the supplier only after receiving a firm commitment from our customer. Except in unusual situations, we do not allow our customers to return merchandise, and do not offer extended payment terms to our customers.

Products

Substantially all of our business consists of the sale of prepackaged software and associated services to customers in the United States. Our sales are focused on three major product categories and associated value-added services.

Design Automation. More than 90% of our total revenue arises from the resale of design software developed by Autodesk, Inc. (Autodesk) for the building design and land development, manufacturing, utilities, and telecommunications industries, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

In addition to our Autodesk offerings, we also provide other solutions to our design automation customers, such as electronic document management software from Cyco Software, Inc., which provides methodical and organized processes to store, retrieve, manage, and version design files, drawings, and related documents such as customer correspondence, inventory lists, digital images, and other items. We offer Proof Positive™, a quality assurance solution for mechanical design, which we also develop and support. In addition, we offer ongoing support for legacy products such as STONErule® for CATIA, a design automation toolkit. These products are based on client/server architecture, and are scalable from a departmental solution to a division level infrastructure system.

We provide a variety of services along with our design automation software sales, to assist our customers in maximizing the benefits from these software applications. These services include training, technical support, and professional services.

We offer training courses in over thirty different subjects related to various software solutions offered at nineteen training facilities and through mobile labs that we can send to a customer site or other off-site facilities. We have 17 employees who serve as class instructors and have formal training or successful industry experience in the topics they are teaching. We can also provide training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of our training offering, we have developed and deployed an Internet based assessment tool that allows our clients to test their employees’ knowledge and ability to use the software tools. We can write custom questions to focus the assessment on the specific tasks of a particular client, or can make the assessment broader to help identify the productivity issues within a company. Following the assessment and using reports, we are able to create a custom curriculum and learning environment to directly address the client’s needs. This tool is also being integrated into our standard training classes to ensure customer satisfaction, to identify areas where our training offerings or instructors may need improvement and/or to identify opportunities for additional offerings. Our instructors must pass annual subject-matter exams required by Autodesk and other software providers to retain their product-based teaching certifications.

We provide end-user and corporate technical support services through our National Support Center (NSC) located in Omaha, Nebraska. A staff of five full-time product and technology consultants assists customers calling with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through e-mail, telephone, and fax channels. Standard NSC support services are offered on a 12-hour by 5-day basis, with premium pricing for extended coverage hours.

Our professional services include project-focused offerings such as software customization, data migration, computer aided design standards consulting, supplemental staffing for design work, drawing digitization, and symbol library development. We have two project managers and four industry specialists who provide professional services to our design automation customers. We also provide technology interoperability, engineering collaboration, and workflow improvement solutions with design automation and manufacturing organizations.

Product Lifecycle Management. In July of 2003, we entered into an Authorized Reseller Agreement with Dassault Systèmes of France, a world leader in product lifecycle management (PLM) solutions, with more than 65,000 customers in 80 countries. This agreement makes us a Dassault Systèmes Business Partner and authorizes us to sell Dassault’s SmarTeam PLM solution throughout North America. PLM software solutions are expected to be a significant new tool for manufacturers in multiple vertical industries over the next decade, and this agreement positions us to provide unique cost-effective PLM solutions designed to help companies optimize business processes, shorten the time-to-market, increase innovation, and reduce costs.

We market PLM solutions to our existing and new small and medium-sized business customers through a team of dedicated salespeople. As of June 30, 2004 we have four dedicated sales people and five dedicated technical specialists involved in marketing and supporting sales of PLM product and associated services.

Facilities Management. In May 2003, we entered into an Authorized Reseller Agreement with Archibus, Inc. of Boston, MA, a world leader in facilities and infrastructure management products, with more than 100,000 enterprise users, and one million web users worldwide. This Agreement authorizes us sell Archibus’s FM solution throughout the United States. Its flagship product, ARCHIBUS/FM, is a powerful suite of integrated applications that creates a single, comprehensive repository of information on an organization’s people, places, processes, and physical assets. Physical assets, such as real estate, buildings, equipment, materials, and furniture make up a significant percentage of an organization’s total asset value. These assets are used by many different business units, departments, and individuals, and must be accurately managed in order to extend asset life cycles and keep operating costs at a minimum.

Total Infrastructure and Facilities Management (TIFM) solutions enable organizations to make informed strategic and business decisions that optimize return on investment, lower asset life cycle costs, and increase enterprise-wide productivity and profitability. Organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries, use TIFM to deliver timely, relevant facilities information as part of their strategic business plans.

Geographic Information Systems (GIS) software permits users to link together disparate data files (maps, aerial photos, tax records, marketing data, etc.) and provide the user with a unified image and knowledge base of a specific geographic location or building location. When integrated with Internet browsers and document management tools into a facilities management solution, users gain substantial knowledge about their buildings, their neighborhoods, and their documents, providing increased effectiveness and cost containment.

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

In the fourth quarter of our fiscal year ended June 30, 2003, we began to sell, customize, and implement facilities management solutions through our three dedicated salespeople, two dedicated technical specialists and a network of strategic partners. We also provide GIS database development services to facilities management customers, both through our own employees and our strategic partners.

Markets

Design Automation. In the design automation market, we focus on providing enterprise solutions to small- and medium-sized businesses with under one billion dollars of annual revenue, primarily in the architecture, engineering, and construction (AEC) market and the mechanical design and manufacturing (MDM) market. The AEC market is comprised of design services focused on the construction of large physical assets such as buildings, roads, factories, utility companies, and commercial infrastructure projects. The MDM market is primarily focused on the design, tooling, assembly, and testing of instruments, electronic devices, machines, mechanical devices, and power-driven equipment. We also sell prepackaged design automation software to small companies with less than fifty million dollars of annual revenue on an order-fulfillment basis through our call center in Tampa, Florida.

While several local and regional competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the largest commercial Autodesk resellers in the United

States. Two national competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Autodesk products are INCAT International, Inc. (INCAT) and RAND A Technology Corporation (RAND).

INCAT is a systems integrator for design automation products. They have thirty offices in nine countries with worldwide headquarters in the United Kingdom and fifteen offices in the United States. They have approximately eight hundred employees worldwide, with approximately sixty-five percent in consulting, design engineering and technical support. While INCAT is larger than Avatech, we estimate that the Autodesk portion of its business is less than our Autodesk business.

RAND is the largest computer-aided design and engineering technology company worldwide. It also has been selling Dassault’s SmarTeam PLM solution in North America for approximately two years. However, we estimate that its North American Autodesk-related business is less than ours. It has twelve U.S. offices in the Midwest, Northwest and Florida. RAND operates 104 offices located in twenty-seven countries with its corporate headquarters in Canada.

Product Lifecycle Management. We recently have begun to provide Dassault’s SmarTeam products, which are rapidly implemented, scalable, tailored and uniquely cost-effective PLM solutions designed to offer streamlined data management, improved workflow, and comprehensive collaboration to help companies optimize business processes, shorten the time-to-market, increase innovation, and reduce costs. We provide these solutions as part of an enterprise solution for existing and new small- and medium-sized business customers. According to AMR Research, the PLM software market was two billion dollars in 2001 and will grow to nearly eight billion dollars by 2006.

Prior to our arrangement, Dassault’s SmarTeam products were generally marketed in the United States exclusively through IBM and on every other continent through leading resellers.

We believe that PLM software and services represents a significant opportunity for future growth. Our arrangement with Dassault not only provides us with a potentially significant new product line, but also allows us to expand our higher margin service revenues and significantly increases the average size of sales transactions. PLM software greatly enhances manufacturing efficiencies and permits manufacturers to manage products through their active lifecycles. We believe that our arrangement with Dassault provides us with important product diversity consistent with our new strategy of increased investment of people, diversification of product and service offerings.

Facilities Management. We provide facilities management solutions to organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries. Our major competitors in facilities management products are CFI, BRG – Business Resource Group, and DB Associates. CFI is a privately held company based in Southfield, MI. It provides mainly ARCHIBUS/FM products, as well as consulting services and outsourced staffing, but they are no longer an Autodesk distribution partner. BRG – Business Resource Group (“BRG”) is a privately held company based in San Jose, CA, whose primary business is the resale of commercial furniture systems. BRG focuses on the ARCHIBUS/FM product line and provides consulting and implementation services and outsourced staffing. DB Associates, parent company of the wholly owned subsidiary, Facilities Resources, Inc. (“FRI”), focuses primarily on furniture management and warehousing services. We believe FRI is the largest ARCHIBUS/FM partner by volume. We believe that our larger employee pool and well-developed customer base give us advantages over these competitors and will contribute to future growth in this market.

Arrangements with Principal Suppliers

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

We are required to enter into an annual Authorized Channel Partner Agreement with Autodesk, Inc. whereby Autodesk appoints us as a non-exclusive partner to market, distribute, and support Autodesk software products. Collectively with our subsidiaries, we must achieve a yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. This agreement authorizes us to sell certain software products to certain customers in specific geographic areas of the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers.

We have also entered into an Authorized Reseller Agreement with Dassault Systèmes whereby we market and distribute Dassault’s SmarTeam PLM products in the United States. In connection with this July 2003 arrangement, Dassault provided us with certain financial assistance, including funds to create a dedicated PLM sales force and related marketing efforts.

Customers

We market our products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2004, the revenues generated by our top ten customers represented approximately five percent of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

Intellectual Property

We regard our technology and other proprietary rights as essential to our business. We rely on copyright, trade secret, confidentiality procedures, contract provisions, and trademark law to protect our technology and intellectual property. We have also entered into confidentiality agreements with our consultants and corporate partners and intend to control access to, and distribution of our products, documentation, and other proprietary information.

We own several federally registered trademarks, including “AVATECH SOLUTIONS,” and “AVANEWS,” and have a number of trademark applications pending. We have no patents or patent applications pending. We acquired a number of other trademarks as a result of our merger with PlanetCAD.

This Annual Report contains trademarks and trade names of Avatech Solutions, Inc. and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Employees

At June 30, 2004, we had approximately 131 full time employees and two part time employees located in sixteen offices throughout the United States. Many of our current employees formerly were employees of the companies that we acquired. Approximately 37 are located in Maryland, where we have our corporate headquarters, as well as one sales and one training location. Maryland is also the location of our centralized accounting, order processing, and marketing functions. Approximately 50 of our employees are engaged in sales and marketing activities and approximately 46 employees are engaged in service fulfillment.

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

Available Information

Our Internet website is www.avatechsolutions.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such materials to the SEC.

Our executive offices are located at 10715 Red Run Blvd, Suite 101, Owings Mills, Maryland 21117 and our telephone number is (410) 581-8080.

ITEM 2. PROPERTIES

Our corporate offices are located in Owings Mills, Maryland where we lease approximately 13,430 square feet of office space, pursuant to a lease which expires on July 21, 2011. These facilities house our executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. We also lease office space at the following locations:

Location	Square Footage	Term
Colorado—Englewood	7,250	12/31/2008
Colorado—Boulder *	3,720	11/1/2007
Connecticut—Meriden	2,679	12/31/2008
Florida—Tampa	4,103	03/31/2009
Illinois – Westchester	150	month to month
Iowa—Cedar Rapids	2,525	05/20/2006
Iowa—Des Moines	3,027	07/31/2011
Kentucky—Georgetown	950	01/31/2005
Minnesota—St. Paul	2,782	03/31/2007
Nebraska—Omaha	6,242	12/31/2007
New Jersey—East Brunswick	2,000	09/30/2004
Texas—Austin	2,125	10/31/2004
Texas—Irving	3,416	01/31/2008
Virginia—Alexandria	280	10/14/2004
Virginia—Richmond	2,250	03/31/2006
Virginia—Virginia Beach	5,887	12/31/2004

*	We no longer maintain offices in this location, however, our lease has not yet expired.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal matters or named as a defendant in legal actions arising from normal operations, or are presented with claims for damages arising out of our actions. Management believes that these matters will not have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on June 4, 2004. Of the 12,075,703 shares entitled to vote at the meeting, 8,001,203 voted. The following matters were voted on at the meeting:

	Number of Votes:
Proposal:	In Favor	Against	Withheld	Broker Non-Voting	Abstained
To increase the number of shares authorized for issuance under our Employee Stock Purchase Plan from 450,000 to 1,000,000.	7,611,028	369,290	—	—	20,885
To amend our certificate of incorporation to increase the number of shares of authorized capital stock to 100,000,000, comprised of 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.	7,893,583	106,801	—	—	819

EXECUTIVE OFFICERS

Set forth below is information, as of June 30, 2004, with respect to the individuals who serve as our executive officers.

Name	Age	Position
Donald “Scotty” Walsh	68	Chief Executive Officer
Beth O. MacLaughlin	53	Interim Chief Financial Officer
W. Scott Harris	42	President and Chief Operating Officer
Christopher D. Olander	55	Executive Vice President and General Counsel

DONALD R. WALSH. Before joining Avatech as its CEO in December 2002, Mr. Walsh was the Executive Vice President of Business & Network Systems Sales for InterVoice-Brite, Inc., a global leader in the call automation industry, a position he held since August 1999. From August 1990 until the 1999 merger of Brite Voice Systems, Inc. with InterVoice, Inc., Mr. Walsh served in a number of management roles including the Executive Vice President of Worldwide Sales for the Brite Voice Systems. Before joining Brite Voice Systems, Mr. Walsh served as President of PSC Information Services, a division of a Philadelphia suburban corporation that provides data processing products and services. Mr. Walsh’s experience also includes 23 years of experience with IBM.

BETH O. MACLAUGHLIN. Ms. MacLaughlin joined Avatech in 1998 as its Controller and was appointed Vice President-Finance, Controller and Interim Chief Financial Officer in August 2003. Prior to joining Avatech in 1998, she served as director of Finance for NRL & Associates, a manufacturing firm, and held responsibilities as a staff accountant for two public accounting firms. She was adjunct professor of accounting at Catonsville Community College and an accounting instructor at Anne Arundel Community College during the period 1995 through 2001. She is a certified public accountant and holds a B.S. in Accounting from the University of Baltimore, where she graduated with cum laude honors in 1994.

W. SCOTT HARRIS. Mr. Harris joined Avatech on June 1, 2004 after serving as president and COO of Washington Cable Supply, Inc., from May 2003 through May 2004, where he was responsible for all aspects of the company’s operations. Mr. Harris served as Chief Operating Officer of Adaptave Trade, Inc. from December 2000 to January 2002, and as Chief Operating Officer of Guestech L.L.C. from June 1999 through September 2000. At various times during 2000 through 2003, Mr. Harris provided strategic consulting services through Scottswood Consulting, at which he served as a principal, primarily to early stage services, software and hardware technology companies, helping them to become profitable entities and adding value for investors. As General Manager and COO of The Harris Group, Mr. Harris developed and executed a five-year business plan that led to the sale of the company to Bell & Howell, where he continued as the Vice President, Software Operations & Business Development for a $400 million division. He held a long distinguished career at IBM. Mr. Harris holds a BS in Information Systems Management from Tulane University.

CHRISTOPHER D. OLANDER. During his thirty-year career, Mr. Olander has concentrated on technology start-ups, corporate finance, securities regulation, merger and acquisition transactions, and complex banking transactions. He has a unique combination of law and business experience; he has represented companies, investment banks, merchant banks, venture capital funds and trustees in securities transactions totaling in excess of $30 billion. Before joining Avatech, Mr. Olander was of counsel at Neuberger Quinn Gielen Rubin & Gibber from October 2002 through June 2004, President and CEO of Phone Genie Technology, Inc. from July 2001 through October 2002, Executive Vice President and Chief Internet Strategist at QUADS Financial Group, Inc. from February 2000 through July 2001, and President and CEO of ExpertDriven, Inc. from June 1999 to February 2000. He was managing partner at Shapiro and Olander from 1977 to 1999. Mr. Olander is a 1970 graduate of The Johns Hopkins University, and a 1973 graduate, with honors, of the University of Maryland School of Law.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Data

Prior to our merger with PlanetCAD, PlanetCAD’s common stock was listed on the American Stock Exchange under the symbol “PCD”. Since the date of the merger, our common stock has been trading on the OTC Bulletin Board under the symbol “AVSO.OB”. The following table indicates the high and low sales prices per share, rounded to the nearest whole cent, reported by the American Stock Exchange, for the periods indicated prior to November 20, 2002 and as available through the OTC market for the periods indicated since that date. The OTC quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. All prices shown have been restated to reflect the two-for-one stock dividend which was distributed on October 1, 2003 for shareholders of record at September 15, 2003 as well as the one-for-twenty reverse stock split that occurred on October 22, 2002.

Period	High	Low
Fiscal Year Ended June 30, 2003
First Quarter	$2.87	$1.60
Second Quarter	2.00	0.17
Third Quarter	0.68	0.34
Fourth Quarter	0.43	0.15

Fiscal Year Ended June 30, 2004
First Quarter	$0.34	$0.10
Second Quarter	1.00	0.17
Third Quarter	0.51	0.21
Fourth Quarter	1.01	0.37

Recent Closing Prices

On September 24, 2004, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $0.51.

Dividend Information

We have never paid cash dividends on our common stock and we anticipate that we will continue to retain any earnings for the foreseeable future for use in the expansion and operation of our business.

Our Series D Convertible Preferred Stock is eligible for 10% annual, cumulative dividends, payable quarterly, when and as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on our Common Stock and all other currently outstanding shares of our equity securities. For the year ended June 30, 2004, dividends totaling $56,305 were paid to preferred shareholders.

Number of Stockholders

As of September 24, 2004, there were 258 holders of record of our common stock and 16 holders of our Series D Convertible Preferred Stock.

Recent Sales of Unregistered Securities

On April 21, 2004, our Board of Directors authorized the issuance of warrants to purchase 51,838 shares of our common stock to Mr. Hindman, with an exercise price of $0.45 per share, expiring on March 31, 2009, in consideration for his agreement on April 1, 2004 to extend the due date of loans made to the company from July 1, 2004 to July 1, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical annual consolidated financial data is derived from our audited financial statements as of and for the five years ended June 30, 2004. The following consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Report.

	Year ended June 30,
	2000	2001	2002(2)	2003(1)	2004(1)
Statement of Operations Data:
Revenue:
Product sales	$18,925,782	$18,329,676	$16,619,444	$12,369,846	$17,710,150
Service revenues	6,695,797	5,401,091	5,775,045	5,931,623	5,470,360
Commission revenue	2,654,829	3,767,634	4,245,987	4,199,465	4,769,984

Total revenue	28,276,408	27,498,401	26,640,476	22,500,934	27,950,494

Cost of revenue:
Cost of product sales	13,512,719	12,643,511	11,071,083	8,776,509	12,647,646
Cost of service revenue	4,126,119	3,415,718	3,365,110	3,766,904	4,086,069

Total cost of revenue	17,638,838	16,059,229	14,436,193	12,543,413	16,733,715

Gross margin	10,637,570	11,439,172	12,204,283	9,957,521	11,216,779

Other operating expenses:
Selling, general and administrative	11,375,249	10,367,454	11,720,443	12,201,380	11,073,123
Depreciation and amortization	573,884	572,430	503,248	411,612	330,926
Impairment loss	—	—	284,766	—	—

Total other operating expenses	11,949,133	10,939,884	12,508,457	12,612,992	11,404,049

Operating income (loss)	(1,311,563)	499,288	(304,174)	(2,655,471)	(187,269)

Other non-operating income/(expense):
Gain on the extinguishment of debt	—	—	—	1,960,646	—
Interest and other income (expense)	(50,420)	60,251	48,171	15,642	38,570
Minority interest	—	—	—	(94,140)	(152,500)
Interest expense	(619,506)	(553,180)	(487,230)	(290,373)	(351,987)

	(669,926)	(492,929)	(439,059)	1,591,775	(465,917)

Income (loss) from continuing operations	(1,981,489)	6,359	(743,233)	(1,063,696)	(653,186)
Income tax expense (benefit)	—	7,426	(297,651)	408,072	29,898

Loss from continuing operations	$(1,981,489)	$(1,067)	$(445,582)	$(1,471,768)	$(683,084)

Loss from continuing operations per common share — basic and diluted	$(0.29)	$(0.00)	$(0.07)	$(0.18)	$(0.08)

Weighted average number of common shares outstanding — basic and diluted	6,754,200	6,662,568	6,674,979	8,028,030	9,341,785

	Year ended June 30
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$423,307	$309,621	$222,562	$540,384	$689,995
Working capital	(1,257,780)	(3,927,450)	(1,615,747)	(3,821,523)	(2,979,229)
Total assets	7,920,247	8,377,015	7,108,413	5,271,967	6,566,619
Total debt	5,750,883	6,480,880	5,980,013	2,851,212	4,217,655
Total stockholders’ deficit	$(3,427,041)	$(3,424,838)	$(3,737,862)	$(5,974,197)	$(6,388,962)

(1)	In 2003 and 2004, we decided to discontinue the operations of PlanetCAD Inc. and close four additional offices located in California, New York, Michigan and Ohio. The results of operations of these operations are treated as discontinued operations and reported as a separate component of operating results in our consolidated statement of operations for all periods presented. A more detailed description of this transaction is provided in Note 4 of the Consolidated Financial Statements.
(2)	As of July 1, 2002, we adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. As a result of testing goodwill for impairment upon the adoption of Statement 142, we recorded a non-cash impairment charge of $520,000, which is included as a cumulative effect of a change in accounting principle in the 2003 statement of operations. A more detailed description of this transaction is provided in Note 1 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Certain statements set forth below constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in our annual and quarterly reports, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believe”, “should”, “expect”, “anticipate”, “estimate”, and similar expressions. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

We are a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities management markets. We specialize in technical support, training, and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable our customers to enhance productivity, profitability, and competitive position. We are one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions.

During the fall of 2003, we revised our growth strategy and began to focus on new ways of expanding our people resources, product offerings, and geographic “footprint.” We are accomplishing this strategy by:

•	restructuring our company to focus on three product groups: Design Automation (DA), Facility and Asset Management (F/AM), and Product Lifecycle Management (PLM);

•	employing highly qualified professionals in specialized areas;

•	expanding our product offerings to include SmarTeam PLM software, various F/AM software packages, and new, internally-developed proprietary software to support our PLM solutions; and

•	focusing on solutions and services selling.

This revised growth strategy was intended to match our product and service offerings more precisely with the needs of our customers. In July 2003, we entered into an Authorized Reseller Agreement with Dassault Systèmes Corp., an international developer and distributor of PLM application software and services, whereby we will market and distribute Dassault’s SmarTeam PLM products in the United States. In connection with this agreement, Dassault provided us with certain financial assistance to create a dedicated PLM sales force and to conduct related marketing efforts. We plan to continue implementing this strategy by expanding geographically through targeted mergers and acquisitions, opening new locations, and expanding international product distribution relationships.

Beginning in June 2003 and continuing through the second quarter of the fiscal year ended June 30, 2004, we instituted a number of cost containment measures to align our selling, general and administrative expenses with our revenue levels. We accomplished this plan by:

•	closing five underperforming offices;

•	terminating approximately 30 employees in June 2003; and

•	reducing our professional fees, telephone, supplies, marketing, and travel expenses.

As a result, we reduced selling, general and administrative expenses related to underperforming offices. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations.

We considered these expense reduction measures necessary to help reduce operating losses arising from the prolonged impact of economic recession on the software industry and also to help us carry out our revised strategy. Our consolidated financial statements consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in this Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations.

Product Sales. Our product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and the Discreet product line for animation;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Cyco engineering data management solutions using Meridian software; and

•	Dassault’s SmarTeam PLM software.

We also offer Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because we do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, we record the margin (the difference between the revenue and cost of the product) from the sale of Autodesk software subscriptions as commission revenue. Approximately 92% of our total product revenue is related to the resale of Autodesk products.

Service Revenue. We provide services in the form of training, consulting services, professional services, and technical support to our design automation, PLM, and F/AM customers. We also offer our customers an assessment tool to analyze the ability and knowledge of current and potential employees in computer aided design.

We employ a technical staff of approximately 52 personnel associated with these types of services. In the third quarter of fiscal 2004, we revised our sales commission plan to focus on increasing service sales and higher service margins. Because we replaced approximately 50% of our applications engineers during the third and fourth quarters of fiscal 2004, and it takes three to four months for these personnel to complete their training and become billable at acceptable levels, we have not yet determined the success of our new commission structure.

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We are responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. We receive commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and other expenses associated with management, finance, human resources, and information systems. We also include advertising and public relations expenses and expenses for facilities, such as rent and utilities, in selling, general and administrative expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization expenses using the straight-line method. We lease all of our facilities and depreciate leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

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

We recognize revenue from software arrangements in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. We determine whether criteria (3) and (4) have been satisfied based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause us to determine these criteria are not met. In the past, we have not needed to adjust our reported revenue due to changes in conditions, and we continue to evaluate current conditions that may affect the nature and timing of our revenue recognition.

Our customer arrangements can involve the sale of one or more elements. When this occurs, we allocate revenue to each element if we can determine reliably the relative fair value of each element. We limit the assessment of fair value to the price that we charge when the element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, upon which time revenue is recognized over the remaining maintenance or service period. We have established the fair value of the product and service elements within the design automation software arrangements that we sell. However, we do not have sufficient vendor-specific evidence of the fair value of the maintenance programs and services we offer in tandem with our newer PLM products, and accordingly, we recognize revenue associated with these arrangements over the maintenance or service period in accordance with our stated accounting policy. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined.

The timing of the revenue that we recognize in future periods from our multiple element arrangements with customers will be dependent upon our ability to establish or continue to have vendor-specific evidence of the fair value of each of the elements in these types of arrangements. In the near term, we expect the number of PLM solutions that we sell to increase, thereby increasing our deferred revenue.

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

Years Ended June 30, 2002, 2003, and 2004

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2002	2003	2004
Revenue:
Product sales	62.4%	55.0%	63.4%
Service revenue	21.7%	26.4%	19.6%
Commission revenue	15.9%	18.6%	17.0%

Total revenue	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of product sales	41.6%	39.0%	45.3%
Cost of service revenue	12.6%	16.7%	14.6%

Total Cost of Revenue	54.2%	55.7%	59.9%

Gross Margin	45.8%	44.3%	40.1%

Other Operating Expenses:
Selling, general and administrative	44.0%	54.3%	39.6%
Depreciation and amortization	1.9%	1.8%	1.2%
Impairment loss	1.1%	—	—

Total other operating expenses	47.0%	56.1%	40.8%

Operating loss	(1.2)%	(11.8)%	(0.7)%
Other non-operating income (expense):
Gain on the extinguishment of debt	—	8.7%	0.0%
Interest and other income	0.2%	0.1%	0.1%
Minority interest	0.0%	(0.4)%	(0.5)%
Interest expense	(1.8)%	(1.3)%	(1.3)%

Total other non-operating income (expense)	(1.6)%	7.1%	(1.7)%

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(2.8)%	(4.7)%	(2.4)%
Income tax expense (benefit)	(1.1)%	1.8%	0.1%

Loss from continuing operations before cumulative effect of change in accounting principle	(1.7)%	(6.5)%	(2.5)%

Income (loss) from continuing operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	0.7%	(8.3)%	(0.8)%

Loss before cumulative effect of change in accounting principle	(0.9)%	(14.8)%	(3.3)%
Cumulative effect of change in accounting for goodwill	—	(2.3)%	—

Net loss	(0.9)%	(17.1)%	(3.3)%

Year Ended June 30, 2003 Compared to Year Ended June 30, 2004

Revenue

	Year ended June 30,
	2003	2004	% change
Revenue:
Product sales	$12,369,846	$17,710,150	43.2%
Service revenue	5,931,623	5,470,360	(7.8)%
Commission revenue	4,199,465	4,769,984	13.6%

Total Revenue:	$22,500,934	$27,950,494	24.2%

Total Revenue. Total revenue for our fiscal year ended June 30, 2004 was $28.0 million, compared to $22.5 million in fiscal 2003, an increase of $5.5 million. Our total revenue includes product sales, service revenue, and commission revenue.

For fiscal 2004, revenue in two categories—product sales and commission revenue—increased due to a positive general economic turnaround, Autodesk’s new product releases and promotional activities, and demand caused by customers upgrading their software. During fiscal 2004, we began to offer PLM and F/AM software products from Dassault and Archibus. Also, during October 2003, we reduced prices when Autodesk reduced the price we pay for products by 20% under a short-term promotional program, which increased our volume of units delivered.

Product Sales. Product sales for fiscal 2004 were $17.7 million, compared to $12.4 million in fiscal 2003, increasing $5.3 million. The increase was due to an improving economy, Autodesk’s reduction in “major accounts,” many of whom then started purchasing from us, and increased commercial customer product and service sales from our new product groups, PLM and F/AM.

Service Revenue. Service revenue for fiscal 2004 was $5.5 million, compared to $5.9 million in fiscal 2003, decreasing $461,000. This decrease in service revenue is the result of the market focusing on product upgrades from discontinued products and a reduction in the number of our service employees dedicated to service activities. We also experienced an unusually high rate of turnover in service professionals, replacing approximately one-half of our application engineers during fiscal 2004. Although some employee turnover is normal, the higher turnover rate during fiscal 2004 occurred because we terminated underperforming service employees and hired better qualified personnel. However, it generally takes three to four months for new service personnel to complete their training, and we were not able to fill vacancies in time to prevent the decrease in service revenue. We have reestablished our professional service group with highly qualified personnel, and we expect all of our new service professionals to be fully trained by October 2004.

Commission Revenue. Commission revenue for fiscal 2004 was $4.8 million, compared to $4.2 million in fiscal 2003, increasing $571,000. The increase in commission revenue was a result of two factors: an increase in net subscription revenue of approximately $952,000, primarily due to the industry-wide increase in sales volume related to the associated software products; and a decrease of approximately $381,000 in commission revenue from Autodesk major accounts due to Autodesk’s new, more restrictive criteria for major accounts, which reduced the number of customers who qualified for major account discounts. Because many of these customers continued to purchase Autodesk software and related services from us, some of the revenue from these customers that we recognized as commission revenue during fiscal 2003 was included in our product sales and service revenue during fiscal 2004.

Cost of Revenue and Expenses

	Year ended June 30,
	2003	2004	% change
Cost of revenue:
Cost of product sales	$8,776,509	$12,647,646	44.1%
Cost of service revenue	3,766,904	4,086,069	8.5%

Total cost of revenue	$12,543,413	$16,733,715	33.4%

Gross margin	$9,957,521	$11,216,779	12.6%

Cost of Product Sales. Cost of product sales for fiscal 2004 was $12.6 million, compared to $8.8 million for fiscal 2003, increasing $3.9 million. This increase was primarily due to increased sales volume. Cost of product sales as a percentage of related revenue for fiscal 2004 also increased slightly to 71.4% from 71.0% in the same period in fiscal 2003.

Cost of service revenue. Cost of service revenue for fiscal 2004 was $4.1 million, compared to $3.8 million for fiscal 2003, increasing $319,000. Cost of service revenue as a percentage of related revenue for fiscal 2004 increased to 74.7% from 63.5% in the same period in fiscal 2003. We attribute this increase in cost of service revenue as a percentage of revenue primarily to our need to subcontract certain work to third party providers in our PLM and F/AM service businesses until our own service organization is fully staffed and trained. During 2004, we were engaged to perform professional services as part of a few large F/AM software implementation projects. In order to provide the appropriate expertise and service the projects, we subcontracted some of this work to third party providers, which resulted in an increase the cost of service revenue.

Gross margin. We calculate gross margin percentage as the quotient obtained by dividing costs by the related revenue. Overall, the gross margin percentage decreased to 40.1% for fiscal 2004, compared to 44.3% in fiscal 2003, primarily due the combination of the increase cost of service revenue and an overall decrease in service revenue. We currently are focused on developing our PLM and F/AM markets for products and related services, and until such time as we generate significant revenue from these new product and service offerings, our margins will be affected by our investment in a professional, well-trained service staff. We ultimately expect our service revenue from F/AM and PLM to increase and for our margins to return to historical levels.

Other Operating Expenses

	Year ended June 30,
	2003	2004	% change
Other operating expenses:
Selling, general and administrative	$12,201,380	$11,073,122	(9.2)%
Depreciation and amortization	411,612	330,926	(19.6)%

Total other operating expenses	$12,612,992	$11,404,048	(9.6)%

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2004 were $11.1 million, compared to $12.2 million during the fiscal year ended June 30, 2003, decreasing $1.1 million. Selling, general and administrative expenses as a percent of total revenue were 39.6% during fiscal 2004, and 54.2% during the same period in fiscal 2003. This decrease in selling, general and administrative expenses was principally due to a combination of elements: a $297,000 increase in marketing cooperative credits from Autodesk due to increased sales volume, reimbursement of $1.2 million of our PLM marketing expenses by Dassault, and our company-wide focus on controlling expenses.

Depreciation and Amortization. Depreciation and amortization expenses for fiscal 2004 were $331,000, compared to $412,000 for fiscal 2003, decreasing $81,000. Depreciation and amortization expenses of property and equipment decreased as a result of an increase in the number of fully depreciated assets compared to the prior period.

Other Non-operating Income (Expense).

	Year ended June 30,
	2003	2004	% change
Other non-operating income (expense):
Gain on the extinguishment of debt	$1,960,646	—	—
Minority interest	(94,140)	(152,500)	62.0%
Interest and other income	15,642	38,570	146.6%
Interest expense	(290,373)	(351,987)	21.2%

Total other non-operating income (expense)	$1,591,775	$(465,917)	—

Other non-operating income (expense) was ($466,000) and $1.6 million in fiscal 2004 and fiscal 2003, respectively. The significant increase in other income during the 2003 fiscal year relates to a gain recorded from the extinguishment of our debt. In January 1999, we borrowed $3.0 million from a significant supplier. In August 2002, we executed an agreement to extinguish the debt for a cash payment of $1.0 million, resulting in a $2.0 million gain on the extinguishment of debt. The minority interest represents dividends paid on shares of preferred stock issued by one of our subsidiaries.

Income Tax Expense

	Year ended June 30,
	2003	2004	% change
Income tax expense	$408,072	$29,898	(92.7)%

Income tax expense was $30,000 and $408,000 in fiscal 2004 and fiscal 2003, respectively. In August 2002, we realized a $2.0 million taxable gain from the extinguishment of certain debt, which resulted in our recording a net deferred tax asset of $373,000 at June 30, 2002. In 2003, we recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. Our tax expense in fiscal 2004 relates solely to state and local income taxes. Because we have significant net operating loss carryforwards, we do not expect to pay federal income taxes for the foreseeable future.

Cumulative Effect of Change in Accounting Principle

	Year ended June 30,
	2003	2004	% change
Cumulative effect of change in accounting for goodwill	$(520,000)	—	—

As of July 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result of adopting Statement 142 and performing the required transitional impairment tests, we recorded a non-cash charge of $520,000, which is included in cumulative effect of change in accounting principle in the 2003 consolidated statement of operations. The impairment charge relates solely to Avatech of Michigan, a business unit that ceased operations in June 2003.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2003

Revenue

	Year ended June 30,
	2002	2003	% change
Revenue:
Product sales	$16,619,444	$12,369,846	(25.6)%
Service revenue	5,775,045	5,931,623	2.7%
Commission revenue	4,245,987	4,199,465	(1.1)%

Total Revenue:	$26,640,476	$22,500,934	(15.5)%

Total revenue for our fiscal year ended June 30, 2003 was $22.5 million, compared to $26.6 million for fiscal 2002, decreasing $4.2 million. For fiscal 2003, revenue in two of three categories—product sales and commission revenue—decreased as a result of the weak economic conditions and a restructuring of Autodesk’s major account programs. Product sales in fiscal 2003 were $12.4 million compared to $16.6 million in fiscal 2002, a decrease of $4.2 million. We attribute this fluctuation in product sales to weak economic conditions, causing customers to defer purchasing software products as well as the timing and customer acceptance of product upgrades. During the fiscal year ended June 30, 2003, Autodesk reduced the number of customers designated as major accounts by changing the specific criteria for granting volume discounts, reducing our customer base for commission revenue. As a result, commission revenue for fiscal 2003 decreased by 1%, or $47,000.

During fiscal 2003, we continued to realign our sales organization and focus on being a full solution service provider for our customers, increasing our professional and technical support service contracts over the prior period. As a result, our service revenue increased $157,000 in fiscal 2003 to $5.9 million from $5.7 million in fiscal 2002. Our training service revenue increased due to an increase in the number of training seminars held at Avatech sites also were engaged to perform professional services as part of a few large facilities management software implementation projects initiated in 2003.

Cost of Revenues and Expenses

	Year ended June 30,
	2002	2003	% change
Cost of revenue:
Cost of product sales	$11,071,083	$8,776,509	(20.7)%
Cost of service revenue	3,365,110	3,766,904	11.9%

Total cost of revenue	$14,436,193	$12,543,413	(13.1)%

Gross margin	$12,204,283	$9,957,521	(18.4)%

Cost of Product Sales. Cost of product sales for fiscal 2003 were $8.8 million, compared to $11.1 for fiscal 2002, decreasing $2.3 million. We attribute this increase in cost of product sales to Autodesk’s restructuring of its marketing cooperative program, which increased the price we pay for Autodesk products by approximately 5%, while increasing the payments we receive from Autodesk for advertising expenses. These new credits are offset against our marketing expenses (included in selling, general and administrative expenses) rather than our cost of product sales.

Cost of Service Revenue. Cost of service revenue for fiscal 2003 was $3.8 million, compared to $3.4 million in fiscal 2002, increasing $402,000. We attribute this increase in cost of service revenue primarily to our need to subcontract certain work to third party providers. During 2003, we were engaged to perform professional services as part of a few large facilities management software implementation projects. In order to provide the appropriate expertise and service the projects, we subcontracted some of this work to third party providers, which resulted in an increase in related the cost of service revenues.

Gross Margin Percentage. Overall, the gross margin percentage decreased to 44.3% for fiscal 2003 from 45.8% in fiscal 2002, primarily due to increased costs resulting from Autodesk’s restructuring of its marketing cooperative program, and increased outsourcing of service contracts. Cost of product sales as a percentage of related revenues for fiscal 2003 increased to 71.0% from 66.6% in the same period in 2002 and cost of service revenue as a percentage of related revenues for fiscal 2003 increased to 63.5% from 58.3% in fiscal 2002.

Other Operating Expenses

	Year ended June 30,
	2002	2003	% change
Other operating expenses:
Selling, general and administrative	$11,720,443	$12,201,380	4.1%
Depreciation and amortization	503,248	411,612	(18.2)%
Impairment loss	284,766	—	—

Total other operating expenses	$12,508,457	$12,612,992	0.8%

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2003 were $12.2 million, compared to $11.7 million for fiscal 2002, increasing $481,000. Selling, general and administrative expenses as a percent of total revenues for fiscal 2003 increased to 54.2% from 44.0% in fiscal 2002. We attribute the increase in selling, general and administrative expenses to the fixed cost required to support a nationwide network of offices, and to the PlanetCAD merger on November 19, 2002. After this reverse merger, our professional services costs increased by $370,000 and insurance expenses increased by $172,000 due to the cost of being a public company.

Depreciation and Amortization. Depreciation and amortization expenses for fiscal 2003 were $412,000, compared to $503,000 during fiscal 2002, decreasing $92,000. Depreciation and amortization expenses for property and equipment decreased as a result of reduced capital expenditures for computer equipment and software and an increase in the number of fully depreciated assets compared to the prior period. For the year ended June 30, 2002, we recorded an impairment charge of $285,000 for the write-down of unamortized goodwill to its estimated fair value. We recorded this impairment charge in the third quarter of 2002 after determining that sales at one subsidiary were unlikely to reach previously projected levels. We evaluated the goodwill for impairment by comparing our best estimate of undiscounted future cash flows with the carrying value of goodwill. As the carrying value of goodwill exceeded the estimate of undiscounted future cash flows, a discounted cash flow analysis was performed to estimate the fair value of the goodwill.

Other Non-operating Income (Expense)

	Year ended June 30,
	2002	2003	% change
Other non-operating income (expense):
Gain on the extinguishment of debt	—	$1,960,646	—
Minority interest	—	(94,140)	—
Interest and other income	48,171	15,642	(67.5)%
Interest expense	(487,230)	(290,373)	(40.4)%

Total non-operating income (expense)	$(439,059)	$1,591,775	—

Other non-operating income (expense) was ($439,800) and $1.6 million in fiscal 2002 and fiscal 2003, respectively. The significant increase in other income during the 2003 fiscal year relates to a gain recorded from the extinguishment of our debt. In January 1999, we borrowed $3.0 million from a significant supplier. In August 2002, we executed an agreement to extinguish the debt for a cash payment of $1.0 million resulting in a $2.0 million gain on the extinguishment of debt. The extinguishment of debt also contributed to the $197,000 reduction in interest expense in fiscal 2003 compared to fiscal 2002. The minority interest represents dividends paid during fiscal 2003 on shares of preferred stock issued by one of our subsidiaries.

Income Tax Expense (Benefit)

	Year ended June 30,
	2002	2003	% change
Income tax expense (benefit)	$(297,651)	$408,072	—

Income tax expense (benefit) was ($298,000) and $408,000 in fiscal 2002 and fiscal 2003, respectively. In August 2002, we realized a $2.0 million taxable gain from the extinguishment of certain debt, which resulted in us recording a net deferred tax asset of $373,000 at June 30, 2002. In fiscal 2003, we recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in fiscal 2003. This increase in deferred income tax expense, coupled with certain state tax expenses, resulted in the additional income tax expense for fiscal 2003. We have significant net operating loss carryforwards, which are available to reduce future taxable income.

Cumulative Effect of Change in Accounting Principle

	Year ended June 30,
	2002	2003	% change
Cumulative effect of change in accounting for goodwill	—	$(520,000)	—

As of July 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result of adopting Statement 142 and performing the required transitional impairment tests, we recorded a non-cash charge of $520,000, which is included in cumulative effect of change in accounting principle in the 2003 consolidated statement of operations. The impairment charge relates solely to Avatech of Michigan, a business unit that ceased operations in June 2003.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock.

During fiscal 2004, we used $1.2 million of cash in operations, primarily as a result of our loss before non-cash charges of $300,000 and working capital needs of $0.9 million. Our working capital needs increased principally as a result of increases in accounts receivable caused by higher revenue. During fiscal 2004, our revenue increased about $5.5 million to $28.0 million compared to $22.5 million in fiscal 2003, which led to a corresponding increase in our gross accounts receivable balance of about $700,000 between June 30, 2003 and June 30, 2004. We financed these operating cash requirements through borrowings of $1.5 million from a software vendor, and the net cash proceeds of $330,000 from the sale of preferred stock and stock purchase warrants. We purchase over 90% of the products we sell from Autodesk, which provides us with the ability to purchase up to $3.0 million of inventory under 60 to 90 day payment terms. Historically, we have been able to manage our average days sales outstanding in a range from 40 to 50 days. Our customary collection terms range from 30 to 60 days for all of our customers.

Our investing activities consist principally of investments in computer and office equipment. Our capital expenditures for fiscal 2004 were approximately $332,000, compared to $273,000 for the same period in 2003. If funds from operations are sufficient, or if additional investment capital becomes available, we intend to make a significant investment in our infrastructure during fiscal 2005. If neither occurs, these capital expenditures will be deferred.

Our line of credit with a bank allows us to borrow up to $2.0 million (temporarily increased to $2.5 million through October 31, 2004), limited to 85% of eligible accounts receivable. At June 30, 2004, our outstanding balance under this line-of-credit totaled $1.6 million. The line-of-credit expires in September 2006 and is payable within 60 days of demand.

Prior to the merger with PlanetCAD, Inc. in November 2002, we had outstanding $1.7 million of 10% subordinated notes. The notes were to mature on July 1, 2003 and interest was payable quarterly until maturity or prepayment. On November 19, 2002, with the completion of the merger with PlanetCAD, subordinated note holders owning an aggregate of $1.5 million of subordinated notes exchanged their notes for preferred stock in our subsidiary. These shares will automatically convert to common stock no later than November 2004.

On July 22, 2003, we entered into a loan agreement with a software vendor to borrow up to $1.5 million for working capital purposes. The loan was received in two payments, with the initial funding of $1.0 million occurring on July 25, 2003 and the remaining $500,000 provided on February 5, 2004. The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January 2005. We must meet certain financial and non-financial covenants in connection with this agreement.

Additionally, we have outstanding borrowings of approximately $879,000 (net of unamortized debt discount) at June 30, 2004 that are payable to a director and shareholder. On April 1, 2004, the maturity date of this borrowing was extended to July 1, 2005. Currently, we expect to be able to satisfy this outstanding debt as of the maturity date.

Our outstanding debt totaled $4.2 million at June 30, 2004, and we had a deficiency of working capital of $3.0 million. Our deficiency of working capital is in large part caused by the classification of our line of credit as a current liability due to its demand provisions. Despite the existence of the 60-day demand provision on this line-of-credit, we do not believe it is likely that the bank will exercise the demand provisions of the agreement. In the event that the bank does so, we believe that other lenders would provide us with a line of credit with similar terms, as long as our financial position and results of operations have not significantly declined.

Our existing outstanding indebtedness restricts our ability to, among other things, incur additional debt, repay certain other debt, pay dividends, and make certain investments, mergers or acquisitions. In addition, we cannot declare dividends or incur additional debt without the written approval from our lenders, which significantly restricts our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders.

We believe that our working capital needs have stabilized, and we believe our near-term needs can be met from our available cash resources, cash flows from operations and our line of credit. Because of our reliance on Autodesk to supply us with the products that we sell, and due to the concentration of our revenue from the sale of Autodesk products, we cannot readily predict our ability to generate sufficient cash from our operations to meet our obligations beyond July 1, 2005. In the event that our operating results unexpectedly decline and we are unable to generate cash flows from our operations in the near term, then we may be unable to meet our existing obligations in the normal course of business and expand our operations to allow for continued long-term improvement in operating results.

Below is a summary of our contractual obligations and commitments at June 30, 2004:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Long-term debt and line of credit	$4,217,656	$1,732,724	$1,337,056	$321,466	$826,410
Operating leases	3,684,113	773,290	1,414,461	947,749	548,613
Other liabilities	494,649	176,333	280,998	37,318	–

Total obligations	$8,396,418	$2,682,347	$3,032,515	$1,306,533	$1,375,023

Quarterly Results of Operations

The following table sets forth unaudited quarterly financial information for each of the eight quarters in the two years ended June 30, 2004. Management believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report and, in management’s opinion, this information includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the unaudited quarterly operating results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Report. These operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004
Revenues	$5,333,639	$5,685,446	$6,068,433	$5,413,416	$5,866,312	$7,867,073	$7,836,045	$6,381,064
Cost of sales	2,896,625	3,051,614	3,146,816	3,448,358	3,541,026	4,980,595	4,385,298	3,826,796
Gross margin	2,437,014	2,633,832	2,921,617	1,965,058	2,325,286	2,886,478	3,450,747	2,554,268
Operating income (loss)	(565,892)	(360,548)	(360,911)	(1,368,120)	(244,861)	142,011	398,767	(483,186)
Net income (loss)	972,076	(799,729)	(758,790)	(3,261,863)	(503,476)	4,725	170,362	(598,376)

Earnings (loss) per share-basic	$0.15	$(0.11)	$(0.08)	$(0.41)	$(0.04)	$(0.00)	$0.02	$(0.06)

Earnings (loss) per share-diluted	$0.15	$(0.11)	$(0.08)	$(0.41)	$(0.04)	$(0.00)	$0.01	$(0.06)

Shares used in basic computation	6,690,870	7,172,370	8,897,874	8,028,030	9,127,160	9,217,874	9,304,794	9,396,846

Shares used in diluted computation	6,690,870	7,172,370	8,897,874	8,028,030	9,127,160	9,217,874	12,377,537	9,396,846

In the first quarter of fiscal 2003, we recorded a $2.0 million gain from the extinguishment of our debt. See Note 6 to our consolidated financial statements. In addition, we also recorded a $520,000 charge in the first quarter of fiscal 2003 upon the adoption of a new accounting standard for recording goodwill. See Note 1 to our consolidated financial statements.

Our operating results may vary significantly from quarter to quarter due to a variety of factors. One such significant factor is the potential fluctuation in revenue due to seasonality of the business. Historically, we have experienced such seasonal fluctuations in revenue, with increased revenue in our second and third quarters, and lower revenue in our first and fourth quarters. These seasonal fluctuations are often driven by our major supplier’s new product releases and promotional campaigns.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates associated with our variable rate line-of-credit facility. At June 30, 2004, approximately 38% of our outstanding debt bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2004 average interest rate under these borrowings, it is estimated that our 2004 interest expense and net income would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Office concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2004.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Committees and Meetings of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance With Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Compensation of Directors” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections captioned “Beneficial Ownership of Avatech Solutions, Inc.”, “Share Ownership of Management”, and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Relationships and Related Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

2. Financial Statement Schedules: Schedule II - Schedule of Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2003 and 2004 and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated September 17, 2004 (included elsewhere in this Report). Our audits also included the financial statement schedule responsive to Item 15 of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 17, 2004

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Year Ended June 30, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$160,000	$75,000	—		$(135,000	)(1)	$100,000
Valuation allowance for deferred tax assets	3,072,391	—	200,608	(3)	—		3,272,999

Year Ended June 30, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts:	112,000	118,000	53,000	(2)	(123,000	)(1)	160,000
Valuation allowance for deferred tax assets	1,602,899	—	1,469,492	(4)	—		3,072,391

Year Ended June 30, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts:	212,000	76,000	—		(176,000	)(1)	112,000
Valuation allowance for deferred tax assets	1,848,449	—	—		(245,550	)(5)	1,602,899

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Allowance recorded upon acquisition.
(3)	Increase in valuation allowance, net of temporary differences.
(4)	Increase in valuation allowance, net of temporary differences and reversal of income tax benefit recorded in prior period.
(5)	Income tax benefit recorded, net of temporary differences.

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock[c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock[f]

3.9	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock[f]

3.10	Certificate of Elimination of Series A Junior Participating Preferred Stock[f]

3.11	Certificate of Elimination of Series C Convertible Preferred Stock[f]

3.12	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock[f]

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation[k]

3.14	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [e]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004 [f]

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [g]

10.04	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [g]

10.05	Demand Promissory Note by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003 [g]

10.06	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [g]

10.07	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [k]

10.08	Form of Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [g]

10.09	Warrants to purchase up to 32,400 shares of common stock issued by Avatech to W. James Hindman dated May 28, 2003 [g]

10.10	Affidavit and Discharge of Indebtedness by W. James Hindman [g]

10.11	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004[f]

10.12	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004[f]

10.13	Form of Purchase Agreement for Series D Convertible Preferred Stock[f]

10.14	2002 Stock Option Plan [a]

10.15	Restricted Stock Award Plan [e]

10.16	Avatech Solutions, Inc. Employee Stock Purchase Plan [i]

10.17	Employment Agreement by and between Eric L. Pratt and Avatech Solutions, Inc. effective April 15, 2003[h]

10.18	Employment Agreement by and between Scott N. Fischer and Avatech Solutions, Inc. dated as of March 17, 2003 [g]

10.19	Separation Agreement between Scott Fischer and Avatech Solutions, Inc. dated as of March 10, 2004 [j]

10.20	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.21	Employment Agreement by and between Beth O. MacLaughlin and Avatech Solutions Subsidiary, Inc. dated as of August 7, 2003 [k]

10.22	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [k]

10.23	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [k]

10.24	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated April 1, 2004 [j]

10.25	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [k]

10.26	Employment Agreement by and between Eric L. Pratt and Avatech Solutions Subsidiary, Inc. dated June 1, 2004. [k]

14.1	Code of Business Conduct and Ethics*

21.1	Subsidiaries of the Registrant [i]

23.1	Consent of Ernst & Young LLP *

24.1	Power of Attorney*

31.1	Rule 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002, File No. 001-31265.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.
f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
h.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on June 4, 2003, File No. 333-104035.
i.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
j.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 17, 2004, File No. 001-31265.
k.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: September 28, 2004	By:	/s/ Donald R. (Scotty) Walsh
Donald R. (Scotty) Walsh Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edgar D. Aronson	By:	/s/ Beth O. MacLaughlin
	Edgar D. Aronson, Director September 28, 2004 By: Christopher D. Olander, Attorney-in-fact		Beth O. MacLaughlin, Interim Chief Financial Officer September 28, 2004

By:	/s/ Garnett Y. Clark, Jr.	By:	/s/ W. James Hindman
	Garnett Y. Clark, Jr., Director September 28, 2004 By: Christopher D. Olander, Attorney-in-fact		W. James Hindman, Director September 28, 2004 By: Christopher D. Olander, Attorney-in-fact

By:	/s/ George Cox	By:	/s/ Robert Post
	George Cox, Director September 28, 2004 By: Christopher D. Olander, Attorney-in-fact		Robert Post, Director September 28, 2004 By: Christopher D. Olander, Attorney-in-fact

By:	/s/ Eugene J. Fischer	By:	/s/ Donald “Scotty” Walsh
	Eugene J. Fischer, Director September 28, 2004 By: Christopher D. Olander, Attorney-in-fact		Donald “Scotty” Walsh, Director September 28, 2004

FINANCIAL STATEMENTS AND SCHEDULES

Avatech Solutions, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Avatech Solutions, Inc. and subsidiaries as of June 30, 2003 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatech Solutions, Inc. and subsidiaries at June 30, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill effective July 1, 2002.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 17, 2004

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$540,384	$689,995
Accounts receivable, less allowance of $160,000 in 2003 and $100,000 in 2004	3,239,224	3,906,724
Other receivables	153,899	366,475
Inventory	146,877	215,321
Prepaid expenses	395,189	398,815
Other current assets	94,258	70,775

Total current assets	4,569,831	5,648,105

Property and equipment:
Computer software and equipment	2,925,159	2,396,593
Office furniture and equipment	760,020	881,036
Leasehold improvements	207,661	197,245

	3,892,840	3,474,874
Less accumulated depreciation and amortization	3,255,361	2,921,705

	637,479	553,169
Goodwill	52,272	52,272
Other assets	12,385	313,073

Total assets	$5,271,967	$6,566,619

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30
	2003	2004
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,089,207	$5,257,848
Accrued compensation and related benefits	354,555	347,020
Borrowings under line-of-credit	1,634,709	1,640,180
Current portion of long-term debt	250,000	92,544
Deferred revenue	736,963	956,636
Other current liabilities	325,920	333,106

Total current liabilities	8,391,354	8,627,334

Long-term debt	—	1,606,206
Note payable to related party	966,503	878,725
Other long-term liabilities	363,307	318,316
Commitments and contingencies	—	—

Minority interest	1,525,000	1,525,000

Stockholders’ deficit:
Series C Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized; 172,008 shares issued and outstanding at June 30, 2003 and -0- shares authorized, issued and outstanding at June 30, 2004	1,720	—
Series D Convertible Preferred Stock, $0.01 par value; -0- shares authorized, issued and outstanding at June 30, 2003 and 1,297,537 shares authorized, issued and outstanding at June 30, 2004; aggregate liquidation preference of $778,522 at June 30, 2004	—	12,975
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 8,897,874 at June 30, 2003 and 9,460,380 at June 30, 2004	88,980	94,605
Additional paid-in capital	3,242,454	3,737,574
Accumulated deficit	(9,307,351)	(10,234,116)

Total stockholders’ deficit	(5,974,197)	(6,388,962)

Total liabilities and stockholders’ deficit	$5,271,967	$6,566,619

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30
	2002	2003	2004
Revenues:
Product sales	$16,619,444	$12,369,846	$17,710,150
Service revenue	5,775,045	5,931,623	5,470,360
Commission revenue	4,245,987	4,199,465	4,769,984

	26,640,476	22,500,934	27,950,494
Cost of revenue:
Cost of product sales	11,071,083	8,776,509	12,647,646
Cost of service revenue	3,365,110	3,766,904	4,086,069

	14,436,193	12,543,413	16,733,715

Gross margin	12,204,283	9,957,521	11,216,779

Other operating expenses:
Selling, general and administrative	11,720,443	12,201,380	11,073,122
Depreciation and amortization	503,248	411,612	330,926
Impairment loss	284,766	—	—

	12,508,457	12,612,992	11,404,048

Operating loss	(304,174)	(2,655,471)	(187,269)

Other income (expense):
Gain on the extinguishment of debt	—	1,960,646	—
Minority interest	—	(94,140)	(152,500)
Interest and other income	48,171	15,642	38,570
Interest expense	(487,230)	(290,373)	(351,987)

	(439,059)	1,591,775	(465,917)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(743,233)	(1,063,696)	(653,186)
Income tax expense (benefit)	(297,651)	408,072	29,898

Loss from continuing operations before cumulative effect of change in accounting principle	(445,582)	(1,471,768)	(683,084)
Income (loss) from operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	198,087	(1,856,538)	(243,681)

Loss before cumulative effect of change in accounting principle	(247,495)	(3,328,306)	(926,765)
Cumulative effect of change in accounting for goodwill	—	(520,000)	—

Net loss	$(247,495)	$(3,848,306)	$(926,765)

Loss from continuing operations before cumulative effect of change in accounting principle per common share – basic and diluted	$(0.07)	$(0.18)	$(0.08)

Loss per common share – basic and diluted	$(0.04)	$(0.48)	$(0.11)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

	Convertible Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2001	—	$—	—	$—	6,682,176	$66,822	$1,719,890	$(5,211,550)	$(3,424,838)
Purchase of common stock from current and former employees	—	—	—	—	(20,166)	(201)	(65,328)	—	(65,529)
Net loss for fiscal year 2002	—	—	—	—	—	—	—	(247,495)	(247,495)

Balance at June 30, 2002	—	—	—	—	6,662,010	66,621	1,654,562	(5,459,045)	(3,737,862)
Issuance of shares of common stock to purchase PlanetCAD, Inc.	—	—	—	—	2,235,864	22,359	1,262,641	—	1,285,000
Issuance of warrants in conjunction with notes payable	—	—	—	—	—	—	36,288	—	36,288
Issuance of Series C Convertible Preferred Stock for cash	172,008	1,720	—	—	—	—	288,963	—	290,683
Net loss for fiscal year 2003	—	—	—	—	—	—	—	(3,848,306)	(3,848,306)

Balance at June 30, 2003	172,008	1,720	—	—	8,897,874	88,980	3,242,454	(9,307,351)	(5,974,197)
Issuance of common stock as compensation	—	—	—	—	562,506	5,625	96,446	—	102,071
Conversion of Series C Convertible Preferred Stock into Series D Convertible Preferred Stock	(172,008)	(1,720)	484,487	4,845	—	—	(3,125)	—	—
Issuance of Series D Convertible Preferred Stock and warrants to purchase common stock	—	—	813,050	8,130	—	—	419,945	—	428,075
Preferred stock dividends	—	—	—	—	—	—	(56,305)	—	(56,305)
Issuance of warrants to purchase common stock	—	—	—	—	—	—	38,159	—	38,159
Net loss	—	—	—	—	—	—	—	(926,765)	(926,765)

Balance at June 30, 2004	—	$—	1,297,537	$12,975	9,460,380	$94,605	$3,737,574	$(10,234,116)	$(6,388,962)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30
	2002	2003	2004
Cash flows from operating activities
Net loss	$(247,495)	$(3,848,306)	$(926,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	75,542	118,046	74,821
Gain on extinguishment of debt	—	(1,960,646)	—
Depreciation and amortization	612,918	665,990	330,926
Deferred income taxes	(373,000)	373,000	—
Impairment loss	285,374	256,864	—
Non-cash stock compensation expense	—	—	102,071
Cumulative effect of change in accounting principle	—	520,000	—
Write-off of in-process research and development	—	282,000	—
Loss on disposal of property and equipment	7,575	116,862	62,785
Amortization of debt discount charged to interest expense	3,844	6,325	37,633
Changes in operating assets and liabilities:
Accounts receivable and other receivables	893,017	787,249	(954,897)
Inventory	106,647	209,136	(68,444)
Prepaid expenses and other current assets	190,804	235,997	19,857
Other assets	—	—	(256,782)
Accounts payable and accrued expenses	(240,179)	725,490	168,641
Accrued compensation and related benefits	(69,862)	109,014	(7,535)
Deferred revenue	(144,405)	(142,874)	219,673
Other current liabilities	(4,058)	(10,000)	(30,312)

Net cash provided by (used in) operating activities	1,096,722	(1,555,853)	(1,228,328)

Cash flows from investing activities
Purchase of property and equipment	(258,944)	(273,088)	(332,564)
Proceeds from sale of property and equipment	10,584	7,325	46,177
Proceeds from sale of available-for-sale securities	—	625,000	—
Acquisition costs related to PlanetCAD merger	(302,228)	(612,782)	—
Cash received from PlanetCAD merger	—	995,425	—

Net cash provided by (used in) investing activities	(550,588)	741,880	(286,387)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	31,166,171	29,490,344	31,964,775
Repayments of borrowings under line-of-credit	(31,660,182)	(29,278,536)	(31,953,574)
Proceeds from issuance of long-term debt	—	175,000	1,500,000
Proceeds from issuance of notes payable to related parties	—	1,500,000	—
Repayments of long-term debt	—	(1,000,000)	(51,250)
Proceeds from issuance of preferred stock	—	290,683	330,244
Dividends paid to preferred shareholders	—	—	(56,305)
Repurchase of common stock	(65,529)	—	—
Change in other assets related to financing costs	(73,653)	(45,696)	(62,071)
Change in other current liabilities related to financing	—	—	37,498
Change in other long-term liabilities	—	—	(44,991)

Net cash provided by (used in) financing activities	(633,193)	1,131,795	1,664,326

Net increase (decrease) in cash and cash equivalents	(87,059)	317,822	149,611
Cash and cash equivalents—beginning of year	309,621	222,562	540,384

Cash and cash equivalents—end of year	$222,562	$540,384	$689,995

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

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority-owned subsidiaries (the “Company” or Avatech). One of the Company’s subsidiaries has issued and outstanding preferred stock, which is accounted for as minority interest. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

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

The changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2004 are as follows:

Balance at July 1, 2002	$752,920
Changes in goodwill during 2003:
Cumulative effect of a change in accounting principle	(520,000)
Goodwill impairment of Avatech of Michigan disposal group	(180,648)

Balance at June 30, 2003	52,272
Changes in goodwill during 2004:	—

Balance at June 30, 2004	$52,272

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

If goodwill was not amortized in 2002, consolidated net loss would have been $73,000 lower, or $(174,495), and loss per common share would have been $0.01 per share lower, or $(0.03) per share.

Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded ratably over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

1. Summary of Significant Accounting Policies (continued)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

	Year ended June 30
	2002	2003	2004
Net loss as reported	$(247,495)	$(3,848,306)	$(926,765)
Add: Stock-based employee compensation cost included in net loss, net of income taxes	—	—	102,071
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(116,362)	(191,855)	(253,450)

Pro forma net loss	(363,857)	(4,040,161)	(1,078,144)
Less: Preferred stock dividends	—	—	(56,305)

Pro forma net loss attributable to common shareholders	$(363,857)	$(4,040,161)	$(1,134,449)

Loss per common share:
Basic and diluted – as reported	$(0.04)	$(0.48)	$(0.11)

Basic and diluted – pro forma	$(0.05)	$(0.50)	$(0.12)

To determine the pro forma data as required by Statement 123, the Company used stock option pricing models to measure the fair value of stock options as of the date of grant. For all stock options granted prior to November 19, 2002, the date the Company’s common stock became publicly traded and had a readily determinable market value, the Company used the minimum value method to calculate pro forma stock compensation expense. For all stock options grated after this date, the Company used the Black-Scholes option pricing model.

The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. The Black-Scholes option pricing model was developed for estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following are the assumptions made in computing the fair value of stock-based awards:

	Year ended June 30
	2002	2003	2004
Average risk-free interest rate	4.48%	3.03%	3.28%
Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	( *)	1.95	2.58
Weighted average fair value of granted options	$1.77	$0.86	$0.52

(*) Assumption	is not applicable under the minimum value method.

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Accounts Receivable

Software products are sometimes sold in an arrangement that includes implementation services or maintenance services. Maintenance services are limited to help desk support and training. The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, upon which time revenue is recognized over the remaining maintenance or service period. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined.

Revenues for software product sales are recognized as revenue when four criteria are met. These four criteria are (i) a signed purchase order has been obtained (ii) delivery of the software has occurred (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software product sales billed and not recognized as revenue are included in deferred revenue. The Company generally does not require collateral for accounts receivable. The Company provides a 30-day return policy to its customers. The Company has historically not experienced significant returns, and accordingly, allowances for returned products are not recorded.

Maintenance services are sold for stated periods or for stated numbers of hours. Revenues are recognized ratably over the service period for arrangements to provide maintenance over a stated period. Revenues for maintenance delivered on an hourly basis are recognized as the services are delivered. Revenues from implementation and training services are recognized as the services are provided. Advance payments for these services are deferred and recognized in the periods when the services are performed.

The Company also receives commissions from vendors for transactions in which the Company essentially acts as an agent for the vendor. In these transactions, the Company does not take title to the product, have responsibility for the delivery of any services, or have risk of loss for collection. These commissions are recorded as revenue when earned.

Deferred Costs

The Company records as deferred costs any incremental direct costs associated with revenue that has been deferred in accordance with the Company’s revenue recognition policy. Deferred costs principally consist of product costs, and are classified in other assets in the accompanying balance sheets. These costs are subsequently recognized in earnings in the same proportion as the related revenue recognized.

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

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses approximated $549,000, $780,000 and $813,000 for years ended June 30, 2002, 2003 and 2004, respectively.

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

Stock Split

The Company’s board of directors authorized a three-for-one stock split in the form of a stock dividend to be distributed to stockholders of record on September 15, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the split.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $416,000, $282,000 and $235,000 in 2002, 2003 and 2004, respectively.

The following significant non-cash investing and financing activities occurred in 2003 and 2004:

In 2003, the Company entered into a business combination with PlanetCAD, Inc., whereby assets totaling $2.9 million were acquired and liabilities totaling $0.95 million were assumed in exchange for common stock. Also in 2003, holders of $1.5 million of subordinated debt converted the debt into preferred stock in one of the Company’s wholly-owned subsidiaries.

In 2004, the Company issued Series D Preferred Stock valued at $98,000 to reduce the balance of a related party note payable.

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

The purchase price allocation to acquired assets and liabilities at the acquisition date is summarized below:

Assets
Cash	$995,000
Accounts receivable	120,000
Investments	625,000
Prepaid expenses and other current assets	611,000
Property and equipment	337,000
Acquired technology and other amortizable intangible assets	216,000

Total assets	$2,904,000

Liabilities
Accounts payable and accrued expenses	720,000
Deferred revenue	229,000

Total liabilities	$949,000

Cost of net assets acquired, excluding acquired in-process research and development assets of $282,000	$1,955,000

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

The Company closed another office located in California in August 2003, which was also an authorized software dealer for which the Company is no longer authorized to market or distribute software products subject to the channel partner agreement with its principal supplier. In connection with the closing of the California office, the Company did not incur a gain or loss.

In addition, the Company in May 2003 decided to discontinue the PlanetCAD business it acquired in November 2002. These operations were conducted from the Company’s Boulder, Colorado office, which was closed in June 2003. The software product technology developed by PlanetCAD was sold in May 2003 to an unrelated third party in the United Kingdom for $1,200,000. The purchase price is payable in cash by the purchaser as follows (i) $40,000 at closing, (ii) $200,000 in five monthly installments of $40,000 from July 2003 through November 2003, (iii) 50% of monthly revenues generated by the purchaser from the acquired assets from December 2003 through May 2005, not to exceed $960,000, and (iv) any unpaid balance in June 2005. As of June 30, 2003 and 2004, the Company had received minimal cash from the sale of the PlanetCAD software products, and significant uncertainties exist surrounding the ability of the purchaser to ultimately make the required payments. Accordingly, the consideration from the sale of the PlanetCAD assets is being recorded as it is received. The Company recorded a loss on disposal of approximately $175,000 in June 2003. During 2004, the Company received approximately $13,000 from the buyer and believes that collection of any significant remaining amounts is remote.

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

Summarized operating results of the discontinued operations are as follows:

	Year ended June 30
	2002	2003	2004
Revenue:
Reseller locations	$3,172,111	$1,585,320	$42,532
PlanetCAD operations	—	659,153	30,474

Total revenue	$3,172,111	$2,244,473	$73,006

Pre-tax income (loss):
Reseller locations	$198,087	$61,770	$(89,666)
PlanetCAD locations	—	(1,564,308)	(154,015)

Total pre-tax income (loss)	$198,087	$(1,502,538)	$(243,681)

5. Borrowings Under Line-of-Credit

On September 11, 2003, the Company entered into a loan and security agreement with a bank, which replaced the revolving credit facility with another lending institution. In conjunction with the loan and security agreement, the Company issued 45,000 warrants to purchase common shares at $0.01 per share. The new loan agreement provides for a $2.5 million revolving line of credit that is payable within 60 days of demand by the lender. However, the loan balance is limited to $2.0 million because of covenant restrictions contained in a loan agreement with a software vendor (described in Note 6). The credit extended under this new arrangement is limited to the lesser of $2.5 million or 75% of the Company’s aggregate outstanding eligible accounts receivable and expires in September 2006. Borrowings under this line-of-credit bear interest at the greater of 7.5%, or the prime rate plus 2.0% (7.5% at June 30, 2004) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

In August 2004, the bank amended the loan and security agreement to limit the credit extended to the lesser of $3.0 million or 85% of the Company’s aggregate outstanding eligible accounts receivable. In addition, restrictions on the loan balance were temporarily amended by the aforementioned lender and software vendor to allow for a $2.5 million outstanding balance. The restriction will revert back to the original $2.0 million limit in November 2004.

The balance outstanding under this line-of-credit was $1,640,180, at June 30, 2004. Because the interest rate adjusts with changes in the prime rate, the estimated fair value of the borrowings under the line of credit is equal to the carrying amount.

6. Long-Term Debt and Gain on the Extinguishment of Debt

Loans From Software Vendor

On July 22, 2003, the Company entered into a marketing and channel distribution agreement with a software vendor. Under this agreement, Avatech will provide marketing, distribution and related services for the vendor’s products. In connection with this agreement, the software vendor has agreed to fund certain marketing costs incurred by the Company. Additionally, the arrangement provides for a loan by the software vendor to fund working capital needs related to the distribution of these products.

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

Subordinated Notes Payable

At June 30, 2003, the Company had outstanding notes payable of $250,000 due on January 1, 2004 and subordinated to other borrowings. The notes accrued interest at rates ranging from 10% to 12% per annum, payable quarterly. On January 1, 2004, the Company retired or refinanced the subordinated notes payable. The Company paid $51,000 in cash to retire certain notes and issued new subordinated notes totaling $199,000 bearing interest at rates ranging from 10% to 12% per annum. The new notes mature on July 1, 2005, except for payments totaling $26,000 due on July 1, 2004. In conjunction with this refinancing, the Company issued 45,000 warrants to purchase common stock for $0.21 per share. These warrants expire on July 1, 2005 and were valued at $7,275 using the Black-Scholes option pricing model.

6. Long-Term Debt and Gain on the Extinguishment of Debt (continued)

Note Payable To Related Party

On May 28, 2003, the Company issued a $1.0 million senior subordinated note to a director and shareholder. The note was issued in consideration for cash of $500,000 and satisfaction of a $500,000 note originally issued in August 2002. The note accrued interest at 12% per annum, with quarterly interest payments due commencing September 1, 2003, and matured on July 1, 2004. In connection with the issuance of the notes, the director and shareholder received warrants to purchase 97,200 shares of common stock for $0.27 per share that expire on June 1, 2008. These warrants were valued at $36,288 using the Black-Scholes option pricing model, and resulted in debt discount of $36,288 being recorded and amortized over the term of the note as additional interest expense. At June 30, 2003 the balance outstanding under the note was $966,503.

On April 1, 2004, the Company satisfied the note by issuing a new note to the director and shareholder with a face value of $902,000 that matures on July 1, 2005. The new note bears interest at 12% per annum, with interest payments due each quarter commencing July 1, 2004. In connection with the issuance of the new note, the director and shareholder was issued warrants to purchase 51,838 shares of common stock for $0.45 per share expiring on April 1, 2009. These warrants were valued at $24,000 using the Black-Scholes option pricing model, and resulted in debt discount of $24,000 that is being amortized over the term of the note as additional interest expense. The balance of the note payable was $878,725 at June 30, 2004.

Debt Maturities

The fair value of long-term debt at June 30, 2003 and 2004 approximates its carrying value based on assessment of market interest rates for similar instruments at those dates. The following summarizes the maturities of long-term debt as of June 30, 2004:

Year ending June 30:
2005	$92,544
2006	1,189,887
2007	147,169
2008	156,200
2009	165,266
2010 and thereafter	826,409

$2,577,475

Gain on Extinguishment of Debt

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

7. Preferred Stock

At June 30, 2003, the Company had issued and outstanding 172,008 shares of Series C Convertible Preferred Stock (“Series C”). On December 31, 2003, the Series C was converted into 484,487 shares of newly authorized Series D Convertible Preferred Stock (“Series D”).

The Company in 2004 issued 813,050 shares of Series D for cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. In connection with the issuance of Series D, 1,730,043 warrants were granted to preferred shareholders. The warrants entitle the holder to purchase common stock at an exercise price of $0.45 per share up to one year after the date of grant.

The Series D shares outstanding at June 30, 2004 totaled 1,297,537, and were issued with the following terms:

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

Conversion Feature

The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days.

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

8. Minority Interest

The Company has issued convertible preferred stock through one of its subsidiaries. The preferred stock accrues dividends at a rate of 10% per annum. Dividends may be paid each quarter from available cash of the subsidiary. The dividends on the subsidiary’s preferred stock are recorded as minority interest expense in the consolidated statements of operations. All accrued but unpaid dividends must be paid in cash at or before a liquidation event as defined in the preferred stock agreement. Each share of preferred stock will automatically convert into 3.3 shares of common stock of the parent upon the earlier of (i) 24 months from the issuance of the preferred stock (November 19, 2004) or (ii) immediately preceding a liquidation event. On all matters submitted to the stockholders of the Company, the holders of the shares of Preferred Stock vote together as a single class on a one share, one vote basis. The preferred stock is presented as minority interest in the accompanying balance sheets at June 30, 2004 and 2003.

9. Loss Per Share

Basic loss per common share is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks. Basic and diluted loss per common share are equal for all years presented because the assumed exercise of options and warrants and the conversion of preferred stocks is antidilutive. As of June 30, 2004, 8,289,209 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stocks.

The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30
	2002	2003	2004
Numerator:
Loss from continuing operations	$(445,582)	$(1,471,768)	$(683,084)
Less: preferred stock dividends	—	—	(56,305)

Loss from continuing operations available to common shareholders	(445,582)	(1,471,768)	(739,389)
Income (loss) from discontinued operations, net of income taxes	198,087	(1,856,538)	(243,681)
Cumulative effect of change in accounting for goodwill	—	(520,000)	—

Net loss available to common shareholders	$(247,495)	$(3,848,306)	$(983,070)

Denominator:
Weighted average shares outstanding	6,674,979	8,028,030	9,341,785

Loss per common share:
Loss from continuing operations	$(0.07)	$(0.18)	$(0.08)
Income (loss) from operations of discontinued operations, net of income taxes	0.03	(0.24)	(0.03)
Cumulative effect of change in accounting principle	—	(0.06)	—

Loss per common share, basic and diluted	$(0.04)	$(0.48)	$(0.11)

10. Stock Purchase Warrants

As of June 30, 2004, the Company has outstanding warrants to purchase common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
45,000	$0.01	August 2013
45,000	$0.21	July 2005
97,200	$0.27	June 2008
1,007,823	$0.45	December 2004
722,220	$0.45	November 2004
51,838	$0.45	April 2009
180,000	$43.33	February 2005

2,149,081

11. Employee Stock Compensation Plans

Employee Stock Option Plans

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company.

A summary of stock option activity and related information is included in the table below:

	Year ended June 30
	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	445,491	$3.81	775,950	$3.81	554,386	$1.88
Granted	472,092	3.81	482,442	2.78	1,230,866	0.70
Exercised	—	—	—	—	—	—
Forfeited	(141,633)	3.81	(224,431)	6.40	(255,359)	3.41
Cancelled	—	—	(479,575)	3.79	—	—

Outstanding at end of year	775,950	$3.81	554,386	$1.88	1,529,893	$0.67

Exercisable at end of year	422,283	$3.81	281,713	$3.28	535,041	$1.05

Weighted-average remaining contractual life of outstanding options		8.7 Years		7.4 Years		8.7 Years

11. Employee Stock Compensation Plans (continued)

Employee Stock Option Plans (continued)

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2004 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable
$0.17 - 0.42	1,048,811	$0.26	8.4 years	412,637	$0.26
0.75 -1.17	455,150	0.84	9.7 years	97,221	0.87
3.81 -7.07	21,432	3.93	6.3 years	20,683	3.92
63.33	4,500	63.33	5.7 years	4,500	63.33

	1,529,893			535,041

Stock Option Cancellation Program

In April 2003, the Company offered its employees a voluntary option to surrender and cancel certain outstanding stock option agreements. Under the terms of the arrangement, the employee, if still employed, received an equivalent number of stock options six months and a day after the specific cancellation periods. In conjunction with this arrangement, the Company granted stock options for the purchase of 274,486 shares of common stock in November 2003, with exercise prices equal to the fair value of the Company’s common stock that vest over various periods of up to 24 months.

Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “Plan”), under which 100,000 shares of common stock were initially reserved for issuance. As a result of amendments to the Plan in 1998, 1999, 2003 and 2004, there were 1,000,000 shares of common stock authorized for issuance, of which 734,068 are available for future issuance at June 30, 2004.

The Plan is administered by the Compensation Committee of the Board of Directors. Generally, each offering is of six months’ duration, but can extend as long as twenty-seven months. Eligible employees may purchase up to 15% of their compensation in common stock at a price equal to 85% of the lower of the fair value of the common stock at the beginning or end of the offering period.

In fiscal year 2004, the Board of Directors authorized two six-month offerings to all eligible employees, with the first offering concluding on June 30, 2004. The Board of Directors instituted a 10,000 share limit per employee for the first offering period. As of June 30, 2004, the balance withheld from employees’ pay totaled $29,000. In July 2004, 147,729 shares of common stock were issued to employees under the Plan.

11. Employee Stock Compensation Plans (continued)

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors approved the Avatech Solutions, Inc. Restricted Stock Award Plan. Employees and consultants of the Company are eligible to receive stock awards under this plan if they are already shareholders or hold options to purchase shares of common stock. Additionally, officers or directors of the Company are eligible to receive restricted stock awards regardless of any pre-existing ownership of common stock or stock options. Vesting for restricted stock awards granted under this plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. The Company has reserved 600,000 shares of common stock for issuance under the Restricted Stock Award Plan.

In July 2003, the Company awarded 570,000 shares of restricted stock to several of its officers and one director. 270,000 shares vested immediately, and 300,000 shares vested over one or two years. The quoted market price of the common stock was $0.17 per share, resulting in compensation expense over the vesting period of approximately $93,000. Through June 30, 2004, 90,000 unvested shares were forfeited by several officers when they voluntarily terminated employment with the Company.

In February and April 2004, the Company awarded 41,915 shares of restricted stock to certain directors as compensation for service on the Company’s Board of Directors. These shares were issued at quoted market prices on the date of grant (weighted-average fair value of $0.40 per share). The aggregate market value of these awards totaled $16,800.

In October 2003, the Company awarded 40,590 shares of unrestricted common stock to certain directors as compensation for service on the Company’s Board of Directors. These shares were issued at $0.29 per share, the quoted market price on the date of grant.

12. Shares Reserved for Future Issuance

At June 30, 2004, the Company has reserved 12,526,470 shares of common stock for future issuance upon the exercise of any stock options granted under the Company’s stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, and the conversion of preferred stock.

13. Income Taxes

Income tax expense (benefit) includes current state income taxes of approximately $75,000, $35,000 and $30,000 for 2002, 2003, and 2004, respectively. In 2002 a federal deferred income tax benefit of approximately $373,000 was recorded. This benefit resulted from a reduction in the valuation allowance for deferred tax assets due to expected taxable income resulting from a $1.96 million gain from the extinguishment of debt in the first quarter of 2003. In 2003, the Company incurred unexpected operating losses and increased the valuation allowance for the net deferred tax assets by $373,000 recorded in 2002.

13. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30
	2003	2004
Deferred tax assets:
Net operating loss carryforward	$2,990,711	$3,178,143
Allowance for doubtful accounts	25,184	40,000
Accrued vacation pay	3,738	—
Book over tax depreciation	52,758	54,856

Total deferred tax assets	3,072,391	3,272,999

Valuation allowance for deferred tax assets	(3,072,391)	(3,272,999)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance for its deferred tax assets due to the inability to conclude that it is more likely than not that these assets will be realized from future taxable income.

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations before cumulative effect of change in accounting principal that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Year ended June 30
	2002	2003	2004
Expected federal income tax expense (benefit) from continuing operations at 34%	$(252,699)	$(361,657)	$(222,083)
Expenses not deductible for income tax purposes	150,358	14,074	78,936
State income taxes, net of federal benefit	(24,601)	23,100	(27,563)
Change in valuation allowance for deferred tax assets	(170,709)	732,555	200,608

Income tax expense (benefit)	$(297,651)	$408,072	$29,898

At June 30, 2004, the Company has net operating loss carryforwards totaling approximately $8.4 million, which will begin to expire in 2012. Certain net operating loss carryforwards at June 30, 2004 are limited on their use under Internal Revenue Code Section 382.

14. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2011, and generally do not contain significant renewal options. The Company also leases one office location from an entity controlled by a stockholder under a noncancellable operating lease, which expires in December 2004. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2004:

	Related Party	Other	Total
Year ending June 30:
2005	$47,490	$725,800	$773,290
2006	—	732,155	732,155
2007	—	682,306	682,306
2008	—	567,726	567,726
2009	—	380,023	380,023
2010 and thereafter	—	548,613	548,613

Total minimum lease payments	$47,490	$3,636,623	$3,684,113

Rent expense consisted of the following:

	Year ended June 30
	2002	2003	2004
Office space	$1,162,344	$1,085,858	$1,052,934
Equipment	40,361	14,695	37,269

	$1,202,705	$1,100,553	$1,090,203

Rent expense for the years ended June 30, 2002, 2003 and 2004 included amounts paid to related parties of approximately $85,000, $90,000 and $87,000, respectively.

Agreements with Executives

The Company has entered into agreements certain executives and key management employees that provide for severance payments ranging from three to twelve months of salary and immediate vesting of all stock options not previously vested upon termination of the employee or a change in control of the Company. At June 30, 2004, the total contingency payable in cash was approximately $796,000.

15. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “Plan”). The Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed six months of service. Participants may elect to contribute from 1% to 15% of eligible annual compensation to the Plan. Maximum salary deferrals are currently $10,000 per year. The Company will match 25% of the participant salary deferrals up to 6% of a participant’s compensation for all participants employed on the last day of the Plan year. The Company may also make discretionary profit-sharing contributions to the Plan for all participants who are employed on the last day of the Plan year. The total amount recorded by the Company as expense during the years ended June 30, 2002, 2003 and 2004 was approximately $62,000, $78,000 and $79,000, respectively.

16. Significant Supplier

Approximately 92%, 88% and 94% of the Company’s inventory purchases for the years ended June 30, 2002, 2003 and 2004, respectively, were from one vendor and approximately 60% and 67% of accounts payable at June 30, 2003 and 2004, respectively, were due to this vendor. Approximately 90% of the Company’s total product revenues are related to this supplier’s products.

17. Liquidity and Capital Resources

The Company has incurred significant operating losses since its inception that have depleted its capital resources. Operating results improved in 2004 as a result of increased revenues and reduced expenses. The Company expects operating results to improve further in 2005 as result of additional increases in revenue and further expense reductions. For example, the Company anticipates increased revenues from its new product lifecycle management and facilities management product lines. Also, the Company in late 2004 revised its commission programs such that sales commissions as a percentage of revenues are likely to decline, and hired additional professional staff to reduce third-party professional fees.

Based on an evaluation of likely cash to be generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least July 1, 2005.