Form 10-Q
period 2004-09-30
AVATECH SOLUTIONS INC
filed 2004-11-15
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Avatech Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10715 Red Run Blvd., Suite 101, Owings Mills, MD	21117
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, par value $.01 per share	9,617,333

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	September 30, 2004
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$689,995	$238,786
Accounts receivable, less allowance of $100,000 at June 30, 2004 and $109,000 at September 30, 2004	3,906,724	3,500,764
Other receivables	366,475	160,355
Inventory	215,321	307,150
Prepaid expenses	398,815	372,538
Other current assets	70,775	78,571

Total current assets	5,648,105	4,658,164

Property and equipment:
Computer software and equipment	2,396,593	2,416,867
Office, furniture and equipment	881,036	880,943
Leasehold improvements	197,245	224,897

	3,474,874	3,522,707
Less accumulated depreciation and amortization	2,921,705	2,982,204

	553,169	540,503

Goodwill	52,272	52,272
Other assets	313,073	398,654

Total assets	$6,566,619	$5,649,593

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2004	September 30, 2004
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,257,848	$4,664,043
Accrued compensation and related benefits	347,020	257,214
Borrowings under line-of-credit	1,640,180	2,133,115
Note payable to related party	—	884,586
Current portion of long-term debt	92,544	1,672,499
Deferred revenue	956,636	1,022,576
Other current liabilities	333,106	386,803

Total current liabilities	8,627,334	11,020,836

Long-term debt	1,606,206	—
Note payable to related party	878,725	—
Other long-term liabilities	318,316	283,446
Commitments and contingencies	—	—

Minority interest	1,525,000	1,525,000

Stockholders’ deficit:
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized, issued and outstanding at June 30, 2004 and September 30, 2004	12,975	12,975
Common stock, $0.01 par value; 80,000,000 shares authorized; 9,460,380 and 9,596,455 shares issued and outstanding at June 30, 2004 and September 30, 2004, respectively	94,605	95,965
Additional paid-in capital	3,737,574	3,758,935
Accumulated deficit	(10,234,116)	(11,047,564)

Total stockholders’ deficit	(6,388,962)	(7,179,689)

Total liabilities and stockholders’ deficit	$6,566,619	$5,649,593

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2003	2004
	(unaudited)	(unaudited)
Revenues:
Product sales	$3,504,948	$4,479,400
Service revenue	1,476,568	1,304,481
Commission revenue	884,796	968,182

	5,866,312	6,752,063

Cost of revenue:
Cost of product sales	2,481,328	3,119,461
Cost of service revenue	1,059,698	970,162

	3,541,026	4,089,623

Gross margin	2,325,286	2,662,440

Other operating expenses:
Selling, general and administrative	2,502,958	3,277,167
Depreciation and amortization	67,189	61,261

	2,570,147	3,338,428

Operating loss	(244,861)	(675,988)

Other income (expense):
Minority interest	(38,125)	(38,125)
Interest and other income (expense)	(713)	12,426
Interest expense	(66,525)	(103,661)

	(105,363)	(129,360)

Loss from continuing operations before income taxes	(350,224)	(805,348)
Income tax expense	11,000	8,100

Loss from continuing operations	(361,224)	(813,448)

Loss from operations of discontinued operating segments	(142,252)	—

Net loss	$(503,476)	$(813,448)

Loss from continuing operations per share, basic and diluted	$(0.04)	$(0.09)

Loss per common share, basic and diluted	$(0.06)	$(0.09)

Shares used in computation	9,127,160	9,599,659

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2004	1,297,537	$12,975	9,460,380	$94,605	$3,737,574	$(10,234,116)	$(6,388,962)
Issuance of common stock as compensation			18,346	183	15,411		15,594
Sale of common stock to employees under Employee Stock Purchase Plan			147,729	1,477	25,113		26,590
Forfeiture of restricted common stock			(30,000)	(300)	300		—
Preferred stock dividends					(19,463)		(19,463)
Net loss for the three months ended September 30, 2004						(813,448)	(813,448)

Balance at September 30, 2004	1,297,537	$12,975	9,596,455	$95,965	$3,758,935	$(11,047,564)	$(7,179,689)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2003	2004
	(unaudited)
Cash flows from operating activities
Net loss	$(503,476)	$(813,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	17,737	8,527
Depreciation and amortization	67,189	61,261
Non-cash stock compensation expense	50,225	15,594
Loss on disposal of property and equipment	47,293	—
Amortization of debt discount charged to interest expense	8,374	6,497
Amortization of financing costs charged to interest expense	10,744	5,276
Changes in operating assets and liabilities:
Accounts and other receivables	558,754	603,553
Inventory	48,226	(91,829)
Prepaid expenses and other current assets	(25,490)	18,481
Other assets	—	(90,857)
Accounts payable and accrued expenses	(513,711)	(593,805)
Accrued compensation and related benefits	(115,688)	(89,806)
Deferred revenue	(257,202)	65,940
Other current liabilities	(70,327)	53,697
Other long-term liabilities	(23,712)	—

Net cash used in operating activities	(701,064)	(840,919)

Cash flows from investing activities
Purchase of property and equipment	(14,531)	(48,596)
Proceeds from sale of property and equipment	12,100	—

Net cash used in investing activities	(2,431)	(48,596)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	6,143,175	9,686,000
Repayments of borrowings under line-of-credit	(6,573,916)	(9,193,701)
Proceeds from issuance of debt	1,000,000	—
Repayments of long-term debt	—	(26,250)
Proceeds from sale of common stock to employees	—	26,590
Payment of preferred stock dividends	(7,257)	(19,463)
Change in other assets related to financing costs	(41,866)	—
Change in other long-term liabilities	—	(34,870)

Net cash provided by financing activities	520,136	438,306

Net change in cash and cash equivalents	(183,359)	(451,209)
Cash and cash equivalents - beginning of period	540,384	689,995

Cash and cash equivalents - end of period	$357,025	$238,786

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Operating results for the three months ended September 30, 2004 are not necessarily indicative of results for any future period.

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

The discontinued operations were components of the Company as the operations and cash flows were clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of the components have been eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the components. Accordingly, the historical results of operations of these components are presented in the accompanying 2003 consolidated statement of operations as a separate component of operations classified as discontinued operations.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004 (continued)

2. Discontinued Operations of Certain Operating Segments (continued)

Summarized operating results of the discontinued operations for the three months ended September 30, 2003 are as follows:

Revenue	$51,485

Net loss	$(142,252)

3. Stock Options

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

	Three Months Ended September 30,
	2003	2004
Net loss, as reported	$(503,476)	$(813,448)
Add: Stock-based compensation cost included in net loss, net of taxes	50,225	15,594
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(51,323)	(69,892)

Pro forma net loss	(504,574)	(867,746)
Preferred stock dividends	(7,257)	(19,463)

Pro forma net loss attributable to common stockholders	$(511,831)	$(887,209)

Net loss per common share:
Basic and diluted – as reported	$(0.06)	$(0.09)

Basic and diluted – pro forma	$(0.06)	$(0.09)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004 (continued)

3. Stock Options (continued)

A summary of stock option activity during the three months ended September 30, 2004 and related information is included in the table below:

	Options	Weighted- Average Exercise Price
Outstanding at July 1, 2004	1,529,893	$0.67
Granted	100,000	0.42
Forfeited	(44,352)	0.54

Outstanding at September 30, 2004	1,585,541	$0.66

Exercisable at September 30, 2004	669,394	$0.92

Weighted-average remaining contractual life	8.5 Years

4. Borrowings Under Line-of-Credit

The Company maintains a $3.0 million revolving line-of-credit limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, payable within 60 days of demand by the lender, and expiring in September 2006. Borrowings under this line-of-credit bear interest at the greater of 7.5%, or the prime rate plus 2.0% (7.5% at September 30, 2004) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company. The balance outstanding under this line-of-credit was $1,640,180 and $2,133,115, at June 30, 2004 and September 30, 2004, respectively.

Because the interest rate adjusts with changes in the prime rate, the estimated fair value of the borrowings under the line of credit is equal to the carrying amount.

On October 28, 2004, the Company entered into a loan agreement with the bank to provide for another $0.7 million revolving credit facility expiring on December 15, 2004. Borrowings under this credit facility bear interest at the greater of 7.5%, or the prime rate plus 2.0%, and are secured by the assets of the Company and the guaranties of the Company and the Chairman of the Board of Directors. In connection with this new loan agreement, a modification was made to the existing revolving credit facility agreement to limit the outstanding balance on the line-of-credit to the lessor of $2.3 million or 85% of eligible accounts receivable until November 1, 2004. On that date, the limit was reduced to $2.0 million, as required under the Company’s loan agreement with a software vendor (see Note 5).

Violations of covenants contained in a loan agreement with a software vendor (see Note 5) constitute an event of default under the terms of both the primary line-of-credit and the additional $0.7 million line-of-credit with the bank. The Company obtained waivers of the covenant violations dating back to and including September 30, 2004.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004 (continued)

5. Long-Term Debt

On July 22, 2003, the Company entered into a loan agreement with a software vendor to fund working capital needs related to the distribution of their products. The terms of the agreement provide for a $1.5 million loan, with repayment of principal plus interest accruing at 6% per annum due in thirty-five equal quarterly installments commencing in January 2005. The entire $1.5 million loan was outstanding at September 30, 2004. The Company is required to meet certain financial and non-financial covenants in connection with this agreement. As of September 30, 2004, the Company was not in compliance with a financial covenant requiring the Company to maintain its adjusted funded debt to tangible asset ratio at 50% or less. The adjusted funded debt to tangible asset ratio was 52% as of September 30, 2004. Furthermore, the Company’s borrowings under the additional $0.7 million line-of-credit violate non-financial covenants, which prohibit the Company from incurring additional debt. The Company has not obtained a waiver of these covenant violations, and under the terms of its loan agreement, if the violations are not cured within 30 days of receiving notice of default, the lender may demand immediate repayment of all principal and $109,000 of accrued interest. To date, demand has not been made, but no assurance can be given that the Company will have sufficient cash to either cure the covenant violations or repay the loan if the lender demands immediate repayment. Accordingly, the Company has reclassified $1.4 million of the long-term balance of this loan agreement as current portion of long-term debt on the September 30, 2004 consolidated balance sheet.

6. Loss Per Share

Basic loss per common share is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks. Basic and diluted loss per common share are equal for all periods presented because the assumed exercise of options and warrants and the conversion of preferred stocks is antidilutive. As of September 30, 2004, 7,012,618 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004 (continued)

6. Loss Per Share

The following summarizes the computations of basic and diluted loss per common share:

	Three Months Ended September 30,
	2003	2004
Numerator used in basic and diluted loss per common share:
Loss from continuing operations	$(361,224)	$(813,448)
Less: preferred stock dividends	7,257	19,463

Loss from continuing operations available to common stockholders	(368,481)	(832,911)
Loss from discontinued operations, net of income taxes	(142,252)	—

Net loss attributable to common stockholders	$(510,733)	$(832,911)

Denominator:
Weighted average shares outstanding	9,127,160	9,599,659

Loss per common share:
Loss from continuing operations	$(0.04)	$(0.09)
Income (loss) from operations of discounted operations, net of income taxes	(0.02)	0.00

Loss per common share, basic and diluted	$(0.06)	$(0.09)

7. Liquidity and Capital Resources

Since its inception, the Company incurred significant losses from its operations that depleted its capital resources. Although the Company has a net stockholders’ deficit of $7.2 million and a working capital deficit of $6.4 million, the Company believes that its working capital needs will stabilize in the second quarter of fiscal 2005, it will be able to secure sufficient additional funding to repay the loan with a software vendor in the near future, and meet its other near-term needs from its available cash resources, cash flows from operations, and lines of credit. Management is taking actions to initiate new revenue programs and significantly reduce operating expenses, and management believes these actions will allow the Company to aggressively pursue its business plan and return to profitability in the near term.

These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, and even if the Company is successful in curing the existing violations of covenants related to the loan agreement with a software vendor, in the event that the Company’s operating results decline and it is unable to generate cash flows from operations in the near term, the Company may be unable to meet its existing obligations in the normal course of business or expand its operations to allow for continued long-term improvement in operating results.

Based on an evaluation of the likely cash to be generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business for the next twelve months.

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

In the later part of fiscal 2004 and continuing in the first quarter of fiscal 2005, we have increased our efforts to attract and employ highly qualified professionals in specialized areas throughout the organization, including salespeople, applications engineers, and consultants. Our portfolio of products and services has been expanded to include new relationships with other software manufacturers and additional service offerings, particularly in the product lifecycle management (PLM) market. Geographic expansion will be supported by targeted mergers and acquisitions, the opening of new locations, and expanded international product distribution relationships. This diversification strategy is intended to match our product and service offerings more precisely with the needs of our customers. By implementing these strategies, we expect to show profitable operating results over the next two quarters. Continuing operations for fiscal 2005 are anticipated to generate a 5% operating income on revenues of $36 – $40 million. Our goals for fiscal 2006, if met, will generate a 9% operating income on $55 million of revenues.

During fiscal 2003 and in August 2003, we closed certain offices due to operating performance issues. These office locations were authorized software dealer subject to a channel partner agreement with our principal suppliers. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 2 – Discontinued Operations of Certain Operating Segments to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

In July 2003, we entered into an Authorized Reseller Agreement with Dassault Systemes Corp., a French developer and distributor of PLM application software and services, whereby we will market and distribute Dassault’s SMARTEAM PLM products in the United States. In connection with this agreement, Dassault provided us with certain financial assistance to create a dedicated PLM sales force and related marketing efforts through June 30, 2004.

Product Sales. Our product sales consist primarily of the resale of packaged design software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, modeling, drafting, mapping, rendering, and facilities management tasks. We are one of the largest domestic resellers of design software developed by Autodesk, one of the world’s leading design software and digital content companies for building design and land development, manufacturing, utilities, telecommunications, wireless data services and digital media. Approximately 90% of our total product revenues are related to Autodesk products.

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

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers to be “strategic accounts.” Autodesk designates these customers as strategic accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We are responsible for managing and reselling Autodesk products to a number of these strategic account customers; however, software product is shipped directly from Autodesk to the customers. We receive commissions upon shipment of the product from Autodesk to the customer based on the product sales price, the product type, total volume, and overall performance.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2004

The following tables set forth a comparison of the three month period ended September 30, 2003 to the three month period ended September 30, 2004. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

Our total revenues include product sales, service revenue and commission revenue.

	Three Months Ended September 30,
	2003	2004	%
Revenues:
Product sales	$3,504,948	$4,479,400	27.8%
Service revenue	1,476,568	1,304,481	(11.7)%
Commission revenue	884,796	968,182	9.4%

Total revenues	$5,866,312	$6,752,063	15.1%

Revenues. Our total revenues increased $886,000 or 15.1% for the three months ended September 30, 2004 as compared to the same period in the prior fiscal year. For the three months ended September 30, 2004, revenues in two of three categories – product sales and commission revenues – increased while service revenue decreased.

Product sales increased $975,000 or 27.8% due primarily to a general turnaround in the U.S. economy, coupled with certain promotional campaigns initiated by Autodesk. During fiscal 2004, Autodesk’s new product releases and promotional activities caused an increase in customer demand for upgraded software products, which had a favorable impact on revenues for the three month period ended September 30, 2004. In addition, there was an increase in the number of customers to which we sell directly. In the past, revenues generated from these customers were reported as commission revenues under the Autodesk strategic account program.

Service revenues decreased $172,000 or 11.7% for the three months ended September 30, 2004 as compared to the same period in the prior fiscal year. We continue to experience the effects of our unusually high turnover of service professionals during fiscal 2004. The higher turnover rate occurred as we terminated certain service employees due to performance issues. We continue to grow our professional service organization with highly qualified personnel and we expect the majority of new service employees will be trained and billable by December 2004.

Commission revenues increased $83,000 or 9.4% for the three months ended September 30, 2004, compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant industry-wide increase in sales volume, offset by a decrease in commissions from Autodesk strategic accounts. Autodesk has implemented more restrictive criteria for end users to qualify as a strategic customer account, a status that results in special discounts and other benefits for customers who qualify. As a result, there has been a reduction in the number of strategic accounts to which we sell and therefore generate commission revenues.

Cost of Revenues

	Three Months Ended September 30,
	2003	2004	%
Cost of revenue:
Cost of product sales	$2,481,328	$3,119,461	25.7%
Cost of service revenue	1,059,698	970,162	(8.4)%

Total cost of revenue	3,541,026	4,089,623	15.5%

Gross margin	$2,325,286	$2,662,440	14.5%

Costs of revenue. Our total cost of revenue increased $549,000 or 15.5% for the three months ended September 30, 2004 as compared to the same period in the prior fiscal year.

Cost of product sales increased $638,000 or 25.7% for the three months ended September 30, 2004 as compared to the same period in the prior fiscal year. The increase in cost of product sales is consistent with the increase in product revenues. The cost of product sales as a percentage of related revenue for the three months ended September 30, 2004 was 69.6%, compared to 70.8% in the same period in 2003.

Cost of service revenue decreased $90,000 or 8.4% for the three months ended September 30, 2004 compared to the same period in the prior fiscal year. Cost of service revenue as a percentage of related revenue for the three months ended September 30, 2004 increased to 74.4% from 71.8% in the same period in the prior fiscal year. We attribute this increase in cost of service revenue primarily to our need to subcontract certain work to third party providers. During fiscal 2005, we continued to perform professional services as part of a few large facilities management software implementation projects. In order to provide the appropriate expertise and services, we subcontracted some of this work to third party providers, which results in an increase in related the cost of service revenues.

Gross margin. Overall, the gross margin percentage remained relatively consistent at 39.4% for the three months ended September 30, 2004 compared to 39.6% for the same period in the prior fiscal year. Currently, we are focused on developing our PLM and facilities management markets for products and related services, and until such time as we generate significant revenue from these new markets, our margins will be affected by our investment in a professional, well-trained service staff. We ultimately expect our service revenue from PLM and F/AM to increase which will allow our gross margins to return to historical levels.

Other Operating Expenses

	Three Months Ended September 30,
	2003	2004	%
Other operating expenses:
Selling, general and administrative	$2,502,958	$3,277,167	30.9%
Depreciation and amortization	67,189	61,261	(8.8)%

Total other expenses	$2,570,147	$3,338,428	29.9%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $774,000 or 30.9% for the three months ended September 30, 2004 compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 48.5% for the three months ended September 30, 2004, and 42.7% for the same period in the prior fiscal year. We attribute the increase in selling, general and administrative expenses to a number of factors, including an increase of approximately $400,000 in salaries and associated benefits of certain management personnel hired during the latter part of fiscal 2004. Additionally, we incurred increases of approximately $153,000 for our national sales meeting costs, $130,000 of travel expenses and $95,000 of marketing expenses, when compared to the same period in fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expenses decreased $6,000 or 8.8% for the three months ended September 30, 2004 compared to the same period in the prior fiscal year. Depreciation and amortization expenses of property and equipment decreased as a result of an increase in the number of fully depreciated assets compared to the prior period.

Other income (expense)

	Three Months Ended September 30,
	2003	2004	%
Other income (expense):
Minority interest	$(38,125)	$(38,125)	—
Interest and other income (expense)	(713)	12,426	—
Interest expense	(66,525)	(103,661)	55.8%

Total other income (expense)	$(105,363)	$(129,360)	22.8%

Other Income (Expense). Other income (expense) increased $24,000, or 22.8%, for the three months ended September 30, 2004 compared to the same period in the prior fiscal year. This increase is attributable to an increase in interest expense primarily due to a $1.5 million loan from a software vendor, which was outstanding for the entire three-month period ended September 30, 2004.

Income tax expense

	Three Months Ended September 30,
	2003	2004	%
Income tax expense	$11,000	$8,100	(26.4)%

Income Tax Expense. Income tax expense decreased $3,000 or 26.4% for the three months ended September 30, 2004 compared to the same period in the prior fiscal year. Our tax expense relates solely to state and local income taxes. Because we have significant net operating loss carry forwards, we do not expect to pay federal income taxes for the foreseeable future.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and the sale of preferred stock. During the three months ended September 30, 2004, we incurred negative cash flow from operations of $(841,000), which is attributable principally to our net loss for the period. Profitability of our design automation practice depends upon maintaining high sales volume, and although our revenue has increased, our net cash flow has not increased proportionally due to expenses incurred in developing our PLM practice and salaries for newly-hired service personnel who require several months to achieve full productivity.

Our operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customers demand. Our primary expenditure is for the purchase of inventory. We minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. We purchase approximately 90% of our product from one principal supplier which provides us with the ability to purchase up to $3 million of product under 60 to 90 day payment terms. Because our credit availability with this supplier remains capped at $3 million, we need additional sources of cash to fund growth in our sales.

Our investing activities consist principally of investments in computer and office equipment, which totaled $49,000 for the three months ended September 30, 2004. If funds from operations are sufficient, or if additional investment capital becomes available, we intend to make additional investments in our infrastructure during the remainder of fiscal 2005. If neither occurs, we will defer these capital expenditures to future years.

Our ability to meet our daily cash flow needs is also impacted by our borrowing base under our $3 million revolving line-of-credit agreement with our senior lender, which is limited to 85% of our eligible accounts receivable. Borrowings under this line-of-credit bear interest at the higher of 7.5% or the prime rate plus 2.0%. Accounts receivable are not eligible if the accounts are 90 days or greater past due; additionally, our borrowing base is reduced by outstanding receivables for revenue which has been deferred. As of September 30, 2004, the maximum amount available under our revolving line-of-credit was $254,000. Our day sales outstanding (DSO’s) were 50 as of September 30, 2004, which is higher than the previous four quarters’ average of 47 days. Our customary collection terms are 30 days for all of our customers and management is in the process of implementing new credit and collection policies, which we anticipate will improve our cash flow in the near future.

Current liabilities at September 30, 2004 include $2.1 million of borrowings under our senior lender revolving line-of-credit. This line-of-credit expires in September 2006 and is payable within 60 days of demand. On October 28, 2004, we also obtained an additional $0.7 million line-of-credit from our senior lender, which expires on December 15, 2004. This additional line-of-credit bears interest at the greater of 7.5% or the prime rate plus 2%, is secured in part by the assets of our operating subsidiary, and is guaranteed by the Chairman of our Board of Directors. On July 22, 2003, we entered into a loan agreement with a software vendor to borrow $1.5 million for working capital purposes, secured by the assets of our operating subsidiary (the “Subordinate Loan”). The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January 2005. Both the Subordinate Loan and our existing outstanding indebtedness to our senior lender restrict our ability to, among other things, incur additional debt, repay certain other debt, pay dividends, and make certain investments, mergers or acquisitions without lender approval. These restrictions significantly restrict our ability to raise additional capital, and our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders. Further, the terms of the Subordinate Loan require us to comply with a financial covenant and additional non-financial covenants.

The terms of the Subordinate Loan prohibit our adjusted funded debt to tangible asset ratio to exceed 50%, and at September 30, 2004, this ratio was at 52%. Furthermore, our borrowings under the additional $0.7 million line-of-credit from our senior lender, secured in part by the assets of our operating subsidiary, violate non-financial covenants of the Subordinate Loan. If we do not cure the violations within 30 days of receiving notice from the Subordinate Loan lender, the lender may demand immediate repayment of all principal and accrued interest under the Subordinate Loan, currently $1.6 million. As a result, we have reclassified $1.4 million of the Subordinate Loan as a current liability.

Absent a waiver, violations of covenants of the Subordinate Loan constitute a cross-default under the terms of both our primary line-of-credit and the additional $0.7 million line-of-credit from our senior lender. Our senior lender has waived any cross-default which may have occurred due to the additional $0.7 million line-of-credit or our failure to comply with the financial covenant of the Subordinate Loan. We are actively negotiating for additional funding from a third party, to repay the outstanding principal and accrued interest under the Subordinate Loan. This additional funding will also allow us to reduce our total outstanding indebtedness and continue to fund development of our PLM sales practice.

Our total outstanding debt was $4.7 million at September 30, 2004, and we had a deficiency of working capital of $6.4 million. Our deficiency of working capital is in large part caused by the classification of the line-of-credit from our senior lender as a current liability due to its 60-day demand provision and reclassification of the Subordinate Loan as a current liability due to noncompliance with covenants in the Subordinate Loan’s loan agreement. Our relationship with our senior lender is good and they recently extended additional credit to us. As a result, we do not believe it is likely that our senior lender will exercise the demand provisions.

We believe that our working capital needs will stabilize in the second quarter of fiscal 2005, we will be able to secure sufficient additional capital to repay the Subordinate Loan in the near future, and we will be able to meet our other near-term needs from our available cash resources, cash flows from operations, and line of credit. Because of our reliance on a single vendor to supply us with the products that we sell, and due to the concentration of our revenues from the sale of Design Automation products, we cannot readily predict our ability to generate sufficient cash from our operations to meet our obligations beyond the next twelve months. We are actively pursuing funding that would enable us to repay the Subordinate Loan. However, if we are not able to secure this additional funding, there is no guaranty that we will be able to cure existing violations of covenants or repay the Subordinate Loan. Even if we are successful in curing the existing violations of covenants related to the Subordinate Loan, in the event that our operating results decline and we are unable to generate cash flows from our operations in the near term, we may be unable to meet our existing obligations in the normal course of business or expand our operations to allow for continued long-term improvement in operating results.

Below is a summary of our contractual obligations and commitments at September 30, 2004:

	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Long-term debt and line of credit*	$4,690,200	$4,690,200	$—	$—	$—
Operating leases	4,015,276	707,913	1,553,603	1,095,347	658,413
Other liabilities	486,969	159,227	290,424	37,318	—

Total obligations	$9,192,445	$3,066,549	$3,186,943	$1,454,650	$1,484,303

*	Due to certain violations of loan covenants, $1.4 million of long-term debt has been reclassified as a current liability at September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates associated with our variable rate line-of-credit facility. At September 30, 2004, 45.4% of our outstanding debt bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming our current level of borrowings at variable rates and assuming a 100 basis point change in the 2004 average interest rate under these borrowings, we estimate that our 2004 interest expense and net loss would have changed by less than $20,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal matters or named as a defendant in legal actions arising from normal operations, or are presented with claims for damages arising out of our actions. Management believes that these matters will not have a material adverse effect on our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock[c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock[f]

3.9	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock[f]

3.10	Certificate of Elimination of Series A Junior Participating Preferred Stock[f]

3.11	Certificate of Elimination of Series C Convertible Preferred Stock[f]

3.12	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock[f]

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation[j]

3.14	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [e]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004 [f]

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [g]

10.04	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [g]

10.05	Demand Promissory Note by Avatech Solutions Subsidiary, Inc. in favor of Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003 [g]

10.06	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [g]

10.07	Amended and Restated Demand Promissory Note by Avatech Solutions Subsidiary, Inc. in favor of K Bank (formerly known as Key Bank and Trust) in the amount of $2,500,000 dated November 24, 2003*

10.08	Modification Agreement by and between Avatech Solutions Subsidiary, Inc., Avatech Solutions, Inc., Technical Learningware, Inc., and K Bank (formerly known as Key Bank and Trust) dated November 24, 2003*

10.09	Second Amended and Restated Demand Promissory Note by Avatech Solutions Subsidiary, Inc. in favor of K Bank (formerly known as Key Bank and Trust) in the amount of $3,000,000 dated October 22, 2004*

10.10	Second Modification Agreement by and between Avatech Solutions Subsidiary, Inc., Avatech Solutions, Inc., Technical Learningware, Inc., and K Bank (formerly known as Key Bank and Trust) dated October 22, 2004*

10.11	Business Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and K Bank dated October 27, 2004*

10.12	Promissory Note by Avatech Solutions Subsidiary, Inc. in favor of K Bank dated October 27, 2004 in the amount of $700,000*

10.13	Commercial Security Agreement by Avatech Solutions Subsidiary, Inc. in favor of K Bank dated October 27, 2004*

10.14	Guaranty by Avatech Solutions, Inc. in favor of K Bank dated October 27, 2004*

10.15	Guaranty by W. James Hindman in favor of K Bank dated October 27, 2004*

10.16	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [j]

10.17	Form of Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [g]

10.18	Warrants to purchase up to 32,400 shares of common stock issued by Avatech to W. James Hindman dated May 28, 2003 [g]

10.19	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004[f]

10.20	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004[f]

10.21	Form of Purchase Agreement for Series D Convertible Preferred Stock[f]

10.22	2002 Stock Option Plan [a]

10.23	Restricted Stock Award Plan [e]

10.24	Avatech Solutions, Inc. Employee Stock Purchase Plan [h]

10.25	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.26	Employment Agreement by and between Beth O. MacLaughlin and Avatech Solutions Subsidiary, Inc. dated as of August 7, 2003 [j]

10.27	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [j]

10.28	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [j]

10.29	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated April 1, 2004 [i]

10.30	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [j]

31.1	Rule 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002, File No. 001-31265.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.
f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
h.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
i.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 17, 2004, File No. 001-31265.
j.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: November 15, 2004	By	/s/ Donald R. “Scotty” Walsh
Donald R. “Scotty” Walsh
Chief Executive Officer

Date: November 15, 2004	By	/s/ Catherine Dodson
Catherine Dodson
Interim Chief Financial Officer (principal financial and accounting officer)