Form 10-Q
period 2004-12-31
AVATECH SOLUTIONS INC
filed 2005-02-15
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, par value $.01 per share	10,868,326

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2004
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$689,995	$78,851
Accounts receivable, less allowance of $100,000 at June 30, 2004 and $101,000 at December 31, 2004	3,906,724	4,462,579
Other receivables	366,475	274,322
Inventory	215,321	331,070
Prepaid expenses	398,815	322,736
Other current assets	70,775	71,719

Total current assets	5,648,105	5,541,277

Property and equipment:
Computer software and equipment	2,396,593	2,621,893
Office, furniture and equipment	881,036	846,750
Leasehold improvements	197,245	266,738

	3,474,874	3,735,381
Less accumulated depreciation and amortization	2,921,705	3,055,851

	553,169	679,530

Goodwill	52,272	52,272
Other assets	313,073	470,671

Total assets	$6,566,619	$6,743,750

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2004
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,257,848	$4,533,671
Accrued compensation and related benefits	347,020	302,122
Borrowings under lines-of-credit	1,640,180	3,096,035
Note payable to related party	—	890,447
Current portion of long-term debt	92,544	307,093
Deferred revenue	956,636	982,514
Other current liabilities	333,106	342,843

Total current liabilities	8,627,334	10,454,725

Long-term debt	1,606,206	1,365,407
Note payable to related party	878,725	—
Other long-term liabilities	318,316	334,746
Commitments and contingencies	—	—

Minority interest	1,525,000	—

Stockholders’ deficit:
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2004	12,975	12,975
Common stock, $0.01 par value; 80,000,000 shares authorized; 9,460,380 and 10,843,064 shares issued and outstanding at June 30, 2004 and December 31, 2004, respectively	94,605	108,430
Additional paid-in capital	3,737,574	5,505,550
Accumulated deficit	(10,234,116)	(11,038,083)

Total stockholders’ deficit	(6,388,962)	(5,411,128)

Total liabilities and stockholders’ deficit	$6,566,619	$6,743,750

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2003	2004
	(unaudited)	(unaudited)
Revenues:
Product sales	$5,183,449	$5,152,600
Service revenue	1,283,609	1,434,110
Commission revenue	1,400,015	1,599,723

	7,867,073	8,186,433

Cost of revenues:
Cost of product sales	3,933,520	3,485,013
Cost of service revenue	1,047,075	1,161,068

	4,980,595	4,646,081

Gross margin	2,886,478	3,540,352

Other operating expenses:
Selling, general and administrative	2,662,030	3,307,190
Depreciation and amortization	82,437	72,885

	2,744,467	3,380,075

Operating income	142,011	160,277

Other income (expense):
Minority interest	(38,125)	(20,757)
Interest and other income (expense)	5,006	(8,932)
Interest expense	(95,172)	(114,162)

	(128,291)	(143,851)

Income from continuing operations before income taxes	13,720	16,426
Income tax expense	10,000	6,944

Income from continuing operations	3,720	9,482
Income (loss) from operations of discontinued operating segments	1,005	—

Net income	4,725	9,482
Preferred stock dividends	10,122	19,463

Loss attributable to common stockholders	$(5,397)	$(9,981)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Shares used in computation	9,217,874	10,124,694

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2003	2004
	(unaudited)	(unaudited)
Revenues:
Product sales	$8,688,397	$9,631,999
Service revenue	2,760,177	2,738,591
Commission revenue	2,284,811	2,567,905

	13,733,385	14,938,495

Cost of revenues:
Cost of product sales	6,414,849	6,604,474
Cost of service revenue	2,106,773	2,131,230

	8,521,622	8,735,704

Gross margin	5,211,763	6,202,791

Other operating expenses:
Selling, general and administrative	5,164,987	6,584,357
Depreciation and amortization	149,626	134,146

	5,314,613	6,718,503

Operating loss	(102,850)	(515,712)

Other income (expense):
Minority interest	(76,250)	(58,882)
Interest and other income (expense)	4,293	3,494
Interest expense	(161,697)	(217,823)

	(233,654)	(273,211)

Loss from continuing operations before income taxes	(336,504)	(788,923)
Income tax expense	21,000	15,044

Loss from continuing operations	(357,504)	(803,967)

Loss from operations of discontinued operating segments	(141,247)	—

Net loss	(498,751)	(803,967)
Preferred stock dividends	17,379	38,926

Loss attributable to common stockholders	$(516,130)	$(842,893)

Loss from continuing operations per share, basic and diluted	$(0.04)	$(0.08)

Loss per common share, basic and diluted	$(0.06)	$(0.09)

Shares used in computation	9,177,399	9,862,176

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2004	1,297,537	$12,975	9,460,380	$94,605	$3,737,574	$(10,234,116)	$(6,388,962)
Conversion of minority interest preferred stock of a subsidiary into common stock			680,760	6,807	1,518,193		1,525,000
Issuance of common stock upon the exercise of warrants			381,011	3,810	149,820		153,630
Sale of common stock to employees under Employee Stock Purchase Plan			312,866	3,128	79,609		82,737
Issuance of common stock as compensation			35,996	360	24,240		24,600
Issuance of common stock upon the exercise of stock options			2,051	20	594		614
Forfeiture of restricted common stock			(30,000)	(300)	300		—
Issuance of warrants					34,146		34,146
Preferred stock dividends					(38,926)		(38,926)
Net loss						(803,967)	(803,967)

Balance at December 31, 2004	1,297,537	$12,975	10,843,064	$108,430	$5,505,550	$(11,038,083)	$(5,411,128)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2003	2004
	(unaudited)
Cash flows from operating activities
Net loss	$(498,751)	$(803,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	55,336	253
Depreciation and amortization	149,626	134,146
Non-cash stock compensation expense	66,497	24,600
Loss on disposal of property and equipment	14,121	—
Non-cash interest expense	29,529	30,794
Changes in operating assets and liabilities:
Accounts and other receivables	(536,595)	(463,955)
Inventory	(39,610)	(115,749)
Prepaid expenses and other current assets	(86,903)	75,135
Other assets	—	(91,213)
Accounts payable and accrued expenses	(417,162)	(724,177)
Accrued compensation and related benefits	27,325	(44,898)
Deferred revenue	(125,926)	25,878
Other current liabilities	(26,993)	9,737
Other long-term liabilities	(41,021)	—

Net cash used in operating activities	(1,430,527)	(1,943,416)

Cash flows from investing activities
Purchase of property and equipment	(28,525)	(260,507)
Proceeds from sale of property and equipment	46,177	—

Net cash provided by (used in) investing activities	17,652	(260,507)

Cash flows from financing activities
Proceeds from borrowings under lines-of-credit	15,066,775	20,697,661
Repayments of borrowings under lines-of-credit	(15,011,110)	(19,243,079)
Proceeds from issuance of debt	1,000,000	—
Repayments of long-term debt	—	(26,250)
Proceeds from sale of common stock to employees and exercise of warrants	389,999	236,981
Payment of preferred stock dividends	(17,379)	(38,926)
Change in other assets related to financing costs	(69,245)	(50,038)
Change in other long-term liabilities	—	16,430

Net cash provided by financing activities	1,359,040	1,592,779

Net change in cash and cash equivalents	(53,835)	(611,144)
Cash and cash equivalents - beginning of period	540,384	689,995

Cash and cash equivalents - end of period	$486,549	$78,851

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of results for any future period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. One of the Company’s subsidiaries had issued convertible preferred stock, which was accounted for as minority interest until its conversion into common stock of Avatech Solutions, Inc. on November 19, 2004. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

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

Additionally, the Company closed another office located in California in August 2003, which was also an authorized software dealer for which the Company is no longer authorized to market or distribute software products subject to the channel partner agreement with its principal supplier. In connection with the closing of the California office in August 2003, the Company did not incur a gain or loss. The Company has accounted for these closures as discontinued operations, and accordingly, the results of operations of these offices are reported as a separate component of net income (loss) in the accompanying consolidated statements of operations.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004 (continued)

2. Discontinued Operations of Certain Operating Segments (continued)

Summarized operating results of the discontinued operations are as follows:

	Three months ended December 31, 2003	Six months ended December 31, 2003
Revenue	$20,236	$71,721

Net income (loss)	$1,005	$(141,247)

3. Stock Options

The following table illustrates the effect on net income (loss) and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) to stock-based employee compensation:

	Three months ended December 31,		Six months ended December 31,
	2003	2004	2003	2004
Net income (loss), as reported	$4,725	$9,482	$(498,751)	$(803,967)
Add: Stock-based compensation cost included in net income (loss), net of taxes	6,125	9,600	66,497	24,600
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(56,935)	(74,219)	(57,258)	(144,111)

Pro forma net loss	(46,085)	(55,137)	(489,512)	(923,478)
Preferred stock dividends	10,122	19,463	17,379	38,926

Pro forma net loss attributable to common stockholders	$(56,207)	$(74,600)	$(506,891)	$(962,404)

Loss per common share:
Basic and diluted – as reported	$(0.00)	$(0.00)	$(0.06)	$(0.09)

Basic and diluted – pro forma	$(0.01)	$(0.01)	$(0.06)	$(0.10)

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004 (continued)

3. Stock Options (continued)

A summary of stock option activity during the six months ended December 31, 2004 and related information is included in the table below:

	Options	Weighted- Average Exercise Price
Outstanding at July 1, 2004	1,529,892	$0.67
Granted	140,000	0.44
Forfeited	(51,389)	0.63
Exercised	(2,051)	0.30

Outstanding at December 31, 2004	1,616,452	$0.65

Exercisable at December 31, 2004	809,137	$0.83

Weighted-average remaining contractual life	8.3 Years

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4. Borrowings Under Lines-of-Credit

The Company maintains a $3.0 million revolving line of credit limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, payable within 60 days of demand by the lender, and expiring in September 2006. Borrowings under this line-of-credit bear interest at the greater of 7.5%, or the prime rate plus 2.0% (7.5% at December 31, 2004) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004 (continued)

4. Borrowings Under Lines-of-Credit (continued)

As part of a loan agreement with a software vendor (see Note 5), a financial covenant exists that limits the outstanding balance on the revolving line-of-credit to $2.0 million. The Company has obtained a waiver from the software vendor to allow borrowings under the line-of-credit up to $3.0 million. This waiver expires February 15, 2005. The Company has obtained informal assurances that the waiver will be extended to March 31, 2005. As of February 15, 2005, the Company had not received the executed waiver extension agreement from the software vendor. The balance outstanding under this line-of-credit was $1,640,180 and $2,396,035 at June 30, 2004 and December 31, 2004, respectively.

On October 28, 2004, the Company entered into a loan agreement with the bank to provide for another $0.7 million revolving credit facility expiring on February 15, 2005. Borrowings under this credit facility bear interest at the greater of 7.5%, or the prime rate plus 2.0% (7.5% at December 31, 2004), and are secured by the assets of the Company and the guaranties of the Company and the Chairman of the Board of Directors. In December 2004, the Company paid the Chairman of the Board of Directors a commitment fee of $28,000 and issued warrants to purchase 100,000 shares of common stock for $0.35 per share in consideration for a guarantee of the line-of-credit through October 28, 2005. The estimated fair value of the warrants of $34,136 was determined using a generally accepted option valuation model. On December 31, 2004, the balance outstanding of $0.7 million represented a violation of a covenant provision under the software vendor loan agreement. On January 28, 2005, the Company repaid the outstanding balance on the $0.7 million credit facility, thereby curing the violation of the loan covenant.

Because the interest rates adjust with changes in the prime rate, the estimated fair value of the borrowings under the lines-of-credit are equal to the carrying amount.

5. Long-Term Debt

On July 22, 2003, the Company entered into a loan agreement with a software vendor to fund working capital needs related to the distribution of their products. The terms of the agreement provide for a $1.5 million loan, with repayment of principal plus interest accruing at 6% per annum due in thirty-five equal quarterly installments commencing in January 2005. The entire $1.5 million loan was outstanding at December 31, 2004. The Company is required to meet certain financial and non-financial covenants in connection with this agreement. As described in Note 4, as of December 31, 2004, the Company was not in compliance with a certain covenant under this loan agreement. However, on January 28, 2005, the Company cured the covenant violation and expects to remain in compliance until the loan is repaid.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004 (continued)

6. Earnings (Loss) Per Share

The following summarizes the computations of basic and diluted loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Numerator used in basic and diluted loss per common share:
Income (loss) from continuing operations	$3,720	$9,482	$(357,504)	$(803,967)
Less: preferred stock dividends	(10,122)	(19,463)	(17,379)	(38,926)

Income (loss) from continuing operations available to common stockholders	(6,402)	(9,981)	(374,883)	(842,893)
Income (loss) from discontinued operations, net of income taxes	1,005	—	(141,247)	—

Net loss attributable to common stockholders	$(5,397)	$(9,981)	$(516,130)	$(842,893)

Denominator:
Weighted average shares outstanding	9,217,874	10,124,694	9,177,399	9,862,176

Loss per common share:
Income (loss) from continuing operations	$0.00	$0.00	$(0.04)	$(0.08)
Income (loss) from operations of discontinued operations, net of income taxes	0.00	—	(0.02)	$—

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.06)	$(0.09)

As of December 31, 2004, 4,635,526 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock.

7. Income Taxes

Income tax expense for the six months ended December 31, 2003 and 2004 was $21,000 and $15,000, respectively. For the periods reported, income tax expense related solely to estimated state and local tax expense.

8. Subsequent Event

On January 26, 2005, the Company entered into an agreement to sell “Proof Positive,” a proprietary software product developed internally by PlanetCad, an acquired business. The software was sold to the Company’s principal supplier, Autodesk Inc., for a sum payable in cash of $1.9 million. As part of the sales agreement, the Company agreed to refrain from developing a comparable software product for two years. On January 26, 2005, the Company received cash proceeds from the sale and recorded a gain on asset disposal of $1.8 million.

Also in January 2005, the Company repaid all borrowings outstanding under its $0.7 million line-of-credit from a bank, which cured the violation of a covenant contained in the Company’s loan agreement with a software vendor prohibiting the Company from incurring additional indebtedness without consent.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004 (continued)

9. Liquidity and Capital Resources

The Company has incurred significant operating losses since inception that have depleted capital resources and caused deficiencies in available working capital. At December 31, 2004, the Company has a deficiency of working capital of approximately $4.9 million.

The Company’s operating results are expected to improve in the near term as a result of revenue increases from new product and service offerings and efforts to improve the effectiveness of sales and marketing activities. Because of these projected revenue increases and continuing efforts to reduce operating expenses, management expects to generate operating income for the remainder of fiscal year 2005.

Additional capital was obtained in January 2005 as a result of the sale of a proprietary software product for cash of $1.9 million (see Note 8). Cash proceeds from the sale were principally used to reduce outstanding borrowings under lines of credit. Upon reduction of these borrowings, certain covenant violations were cured and sufficient cash resources were obtained to ensure compliance with debt covenants in the near term (see Note 4). The Company maintains a $3.0 million demand line of credit with a bank that expires in September 2006, and although borrowings under this line of credit are classified as current due to the demand provisions of the credit agreement, management does not expect the bank to demand repayment prior to the line’s expiration date.

Based on an evaluation of the likely cash to be generated from operations in the near term and available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business for the next twelve months. Management continues to seek additional sources of capital to improve the Company’s capital structure and provide for growth.

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

Overview

Avatech Solutions is a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities and asset management (“F/AM”) markets. We specialize in technical support, training and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable our customers to enhance productivity, profitability and competitive position. We are one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions.

In the first six months of fiscal 2005, we have continued our efforts to attract and employ highly qualified professionals in specialized areas throughout the organization, including salespeople, applications engineers, programmers and consultants. Our portfolio of products and services has been expanded to include new relationships with other software manufacturers and additional service offerings. Geographic expansion will be supported by targeted mergers and acquisitions, the opening of new locations, and expanded product distribution relationships. This diversification strategy is intended to match our product and service offerings more precisely with the needs of our customers. By implementing these strategies, we expect to show profitable operating results over the next two quarters. For the remainder of fiscal 2005, continuing operations are anticipated to generate positive operating income on revenues of $16 – $18 million for the six month period. Our goals for fiscal 2006, if met, will generate positive operating income on $40 – $50 million of revenues and we hope to reach revenue levels of $100 million through organic growth and targeted acquisitions by fiscal 2008.

In fiscal 2005, we formed a Research and Development (R&D) team within our professional services group. This group is focused on providing custom application development services to our customers and developing and packaging intellectual property. The R&D team was instrumental in preparing our Proof Positive software (quality control software developed internally by our predecessor, PlanetCad) for sale to our major vendor, Autodesk Inc. The sale of this internally developed software resulted in a $1.8 million gain in January 2005 and significantly improves our financial and cash flow positions.

During fiscal 2003 and in August 2003, we closed certain offices due to operating performance issues. These office locations were authorized software dealers subject to a channel partner agreement with our principal suppliers. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 2 – Discontinued Operations of Certain Operating Segments to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

In July 2003, we entered into an Authorized Reseller Agreement with Dassault Systemes Corp., a French developer and distributor of product lifecycle management (“PLM”) application software and services, whereby we will market and distribute Dassault’s SMARTEAM PLM products in the United States. In connection with this agreement, Dassault provided us with certain financial assistance during fiscal 2004 to create a dedicated PLM sales force and related marketing efforts.

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

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers to be “strategic accounts.” Autodesk designates these customers as strategic accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We are responsible for managing and reselling Autodesk products to a number of these strategic account customers; however, software product is shipped directly from Autodesk to the customers. We receive commissions upon shipment of the product from Autodesk to the customer based on the product sales price, the product type, total volume, and overall performance. Additionally, we report software subscription revenues as commission revenue. Because of the nature of the subscription arrangements, we act as an agent between the customers and our software vendor; such an arrangement requires us to record these subscription sales net of cost.

Cost of Product Sales. Our cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers. Additionally, we include the associated shipping and handling costs in cost of product sales.

Cost of Service Revenue. Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as the direct costs of providing training, support services, and professional services. These costs consist primarily of compensation, benefits, travel, and the costs of third-party contractors engaged by us. Cost of service revenue does not include an allocation of overhead costs.

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

Three and Six Months Ended December 31, 2003 Compared to the Three and Six Months Ended December 31, 2004

The following tables set forth a comparison of the three and six month periods ended December 31, 2003 to the three and six month periods ended December 31, 2004. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three and six month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2003	2004	%
Revenue:
Product sales	$5,183,449	$5,152,600	(0.6)%
Service revenue	1,283,609	1,434,110	11.7%
Commission revenue	1,400,015	1,599,723	14.3%

Total revenue	$7,867,073	$8,186,433	4.1%

	Six Months Ended December 31,
	2003	2004	%
Revenue:
Product sales	$8,688,397	$9,631,999	10.9%
Service revenue	2,760,177	2,738,591	(0.8)%
Commission revenue	2,284,811	2,567,905	12.4%

Total revenue	$13,733,385	$14,938,495	8.8%

Revenues. Our total revenues increased $319,000 or 4.1% for the three months ended December 31, 2004 as compared to the same period in the prior fiscal year. For the three months ended December 31, 2004, revenues in two of three categories – service and commission revenues – increased while product revenue remained consistent with the same period last fiscal year. Total revenues for the six month period included $390,000 of product sales and $208,000 of service revenue related to our PLM product line. F/AM revenues for the same period totaled $48,000 and $398,000 of product sales and service revenue, respectively.

For the six months ended December 31, 2004, our total revenues increased $1.2 million, or 8.8%. There were significant increases in both product and commission revenues during the period, while service revenue remained consistent with the same period last fiscal year. The increase in product revenues during the six month period occurred solely in the first quarter of fiscal 2005, when a newly formed, regional sales management structure helped refocus the sales force, which was distracted by executive management changes that occurred in the last quarter of fiscal 2004. For the three months ended December 31, 2004, product sales remained consistent with the prior year as revenues for the same period last year were strong due to Autodesk price promotions.

Service revenues increased $151,000 or 11.7% for the three months ended December 31, 2004 as compared to the same period in the prior fiscal year. Of this increase, $94,000 is attributable to PLM service revenue for this period. Overall service revenues for the six month period ended December 31, 2004 were consistent with the same period in the prior fiscal year, while $606,000 of those services were attributable to new PLM and F/AM business. The 22% reduction in services related to our design automation business is attributed primarily to lower training class sales. During the six month period ended December 31, 2003, we reduced the number of training coordinators at training locations, which caused a reduction in enrollments in subsequent periods. Additionally, we experienced significant turnover of the service employees who perform training in the six month period ended December 31, 2004. While we recruited and hired replacements, gaps in staffing, as well as the length of time needed to acclimate and train new employees have impacted our service revenues during fiscal 2005. We remain focused on recruiting and retaining highly qualified professional service personnel and expect to initiate marketing programs in the remaining six months of fiscal 2005 to stimulate demand for our service offerings, especially in the areas of open enrollment and customized training classes.

Commission revenue steadily increased throughout the first six months of fiscal 2005. Compared to the same periods in the prior fiscal year, we reported commission revenue increases of $200,000, or 14.3%, in the three months ended December 31, 2004, and increases of $283,000, or 12.4% for the first six months of fiscal 2005. We were able to capitalize on industry-wide increases in demand for Autodesk products due to an improving economy and the retirement of Autodesk software version 2000i. Additionally, subscription revenue, which is reported net of cost as commission revenue, was 15.1% higher than the previous fiscal year because of both greater market demand for Autodesk products and the improved management of our sales force.

Cost of Revenues

	Three Months Ended December 31,
	2003	2004	%
Cost of revenues:
Cost of product sales	$3,933,520	$3,485,013	(11.4)%
Cost of service revenue	1,047,075	1,161,068	10.9%

Total cost of revenues	$4,980,595	$4,646,081	(6.7)%

	Six Months Ended December 31,
	2003	2004	%
Cost of revenue:
Cost of product sales	$6,414,849	$6,604,474	3.0%
Cost of service revenue	2,106,773	2,131,230	1.2%

Total cost of revenues	$8,521,622	$8,735,704	2.5%

Cost of revenues. Compared to the same period last fiscal year, our total cost of revenues decreased $335,000, or 6.7% for the three months ended December 31, 2004. For the first six months of fiscal 2005, our total cost of revenues decreased $214,000, or 2.5%, from the same six month period in fiscal 2004.

Our cost of product sales in the three months ended December 31, 2004 decreased $449,000, or 11.4%, from the same period last fiscal year. Our largest vendor, Autodesk, provides incentives in the form of rebates on the cost of products (called “earnbacks”) to encourage its distributors to attain sales goals set by Autodesk. We met the majority of our Autodesk sales goals in this fiscal year and as a result, our earnbacks were $459,000 higher than the same period in fiscal 2004 for the same level of product sales. Future quarters in fiscal 2005 are not expected to show such marked increases in earnbacks, despite favorable changes in how our earnbacks are calculated effective with the February 1, 2005 distribution agreement with our principal supplier.

For the six months ended December 31, 2004, our cost of product sales increased by $190,000, or 3.0%. Our product sales during this same period in fiscal 2005 increased $944,000, or 10.9%, which is significantly higher than the 3.0% increase in cost of product sales. The earnbacks for the second quarter of fiscal 2005 depressed this increase to 3.0%, because earnbacks are recorded as a reduction of our cost of sales.

Our cost of service revenue increased by $114,000, or 10.9%, for the three months ended December 31, 2004 over the same three month period in fiscal 2004. For the six months ended December 31, 2004, our cost of service revenue increased slightly, $24,000, or 1.2%, compared to the same six month period in fiscal 2004. These increases can be attributed to higher subcontracting costs on service projects, which increased $182,000 for the six month period. Conversely, service employee compensation for the six month period decreased by $84,000 due to turnover of 11 service employees, which created gaps in staffing. As we stabilize our service personnel force, through measures to recruit and retain highly qualified service employees, we expect our costs as a percentage of service revenue to decrease in the near future due to lower subcontracting costs and higher utilization of billable service employees.

Other Expenses

	Three Months Ended December 31,
	2003	2004	%
Other expenses:
Selling, general and administrative	$2,662,030	$3,307,190	24.2%
Depreciation and amortization	82,437	72,885	(11.6)%

Total other expenses	$2,744,467	$3,380,075	23.2%

	Six Months Ended December 31,
	2003	2004	%
Other expenses:
Selling, general and administrative	$5,164,987	$6,584,357	27.5%
Depreciation and amortization	149,626	134,146	(10.3)%

Total other expenses	$5,314,613	$6,718,503	26.4%

Selling, General and Administrative Expense. In the three months ended December 31, 2004, selling, general and administrative expenses increased $645,000, or 24.2%, over the same three months last fiscal year. For the six months ended December 31, 2004, these expenses increased $1.4 million, or 27.5%, over the same period in fiscal 2004. For our new PLM product line, we added sales and support employees, while incurring additional marketing, travel, and facilities expenses in fiscal 2004 and 2005. Our PLM vendor provided funding to mitigate these costs through the end of fiscal 2004 while we built our customer base. In the six months ended December 31, 2004, our selling, general and administrative expenses related to our PLM product line totaled $603,000. Additionally in fiscal 2005, we hired more employees in the areas of field sales, regional sales management and executives. These staffing increases, including the PLM hires, resulted in an increase of $851,000 in employee compensation and benefits for the six month period. Also during the six month period ended December 31, 2004, there were increases of $262,000 in marketing costs and $254,000 in travel expenses, offset by a reduction of $138,000 in professional fees.

Depreciation and Amortization. Depreciation and amortization expenses decreased $10,000 or 11.6% for the three months ended December 31, 2004 compared to the same period in the prior fiscal year. For the six months ended December 31, 2004, these expenses decreased $15,000 or 10.3% from the same period in fiscal 2004. Depreciation and amortization expenses of property and equipment decreased as a result of a significant increase in the number of fully depreciated assets compared to the prior period. We have not made significant equipment purchases for several years due to operating losses sustained in recent years. We have made investments in our computer software and equipment over the past six months and we intend to increase those investments in the near future if funds are available from operations or additional investment capital; therefore, we expect our depreciation and amortization expenses will begin to increase over time as we acquire new equipment.

Other Income (Expense)

	Three Months Ended December 31,
	2003	2004	%
Other income (expense)
Minority Interest	$(38,125)	$(20,757)	(45.6)%
Interest and other income (expense)	5,006	(8,932)	—
Interest expense	(95,172)	(114,162)	20.0%

	$(128,291)	$(143,851)	12.1%

	Six Months Ended December 31,
	2003	2004	%
Other income (expense)
Minority interest	(76,250)	(58,882)	(22.8)%
Interest and other income (expense)	4,293	3,494	(18.6)%
Interest expense	(161,697)	(217,823)	34.7%

	$(233,654)	$(273,211)	16.9%

Other Income (Expense). Total other income (expense) remained consistent for the three months ended December 31, 2004, compared to the same period in the prior fiscal year. For the six months ended December 31, 2004, the net expense total increased $40,000, or 16.9%, compared to the same period in fiscal 2004. This increase is attributable primarily to higher interest expense on higher outstanding debt, offset partially by lower dividends paid to minority interest preferred stockholders as a result of the conversion of their stock into Avatech Solutions, Inc. common shares.

Income Tax Expense

	Three Months Ended December 31,
	2003	2004	%
Income tax expense (benefit)	$10,000	$6,944	(30.6)%

	Six Months Ended December 31,
	2003	2004	%
Income tax expense (benefit)	$21,000	$15,044	(28.4)%

Income Tax Expense. Income tax expense decreased $3,000 or 30.6% for the three months ended December 31, 2004 compared to the same period in the prior fiscal year. We accrued $6,000, or 28.4%, less income tax expense for the six months ended December 31, 2004, compared to the same period in fiscal 2004. Our tax expense relates solely to state and local income taxes. In the prior fiscal year (2003), we collapsed our subsidiaries into two legal entities, which will result in reduced state and local income taxes. Because we have significant net operating loss carry forwards, we do not expect to pay federal income taxes for the foreseeable future.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and the sale of preferred stock. During the six months ended December 31, 2004, we incurred negative cash flow from operations of $1.9 million, which is attributable principally to our net loss for the period.

Our operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. We minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. We purchase approximately 90% of our product from one principal supplier that provides us with the ability to purchase up to $3 million of product under 30 day payment terms.

Our investing activities consist principally of investments in computer and office equipment, totaling $261,000 during the six months ended December 31, 2004. If funds from operations are sufficient, or if additional investment capital becomes available, we intend to make additional investments in our infrastructure during the remainder of fiscal 2005. If neither occurs, we will defer these capital expenditures to future years.

Our financing activities consisted primarily of net borrowings under our lines-of-credit of $1.5 million, proceeds from the sale of common stock of $240,000, partially offset by the payment of dividends to preferred shareholders, interim payments of principal on subordinated notes and the payment of financing costs related to our lines-of-credit. Our lines-of-credit balances increased in part to fund repayment of past due accounts payable, which were high due to operating losses sustained in the previous two quarters. The borrowings were also used to fund purchases of inventory for sales.

Current liabilities at December 31, 2004 include $2.4 million of borrowings under a $3.0 million line-of-credit from a bank. Borrowings under this line-of-credit bear interest at the higher of 7.5% or the prime rate plus 2.0% and are limited to 85% of our eligible accounts receivable. This line-of-credit expires in three years and is payable within 60 days of demand. On October 28, 2004, we obtained an additional $0.7 million line-of-credit from the bank, which expires on February 15, 2005. At December 31, 2004, we had $0.7 million of borrowings outstanding under this line of credit, which bear interest at the greater of 7.5% or the prime rate plus 2% (7.5% at December 31, 2004) and are guaranteed by our Chairman of the Board.

Our ability to meet our daily cash flow needs is impacted by our borrowing base of eligible accounts receivable, as calculated under our revolving line-of-credit agreement. An account receivable is not eligible (and not included in our borrowing base) if the account receivable is 90 days or greater past due, if we have deferred the related revenue, or if the account arises from a sale to a government agency. At December 31, 2004, there were $686,000 of ineligible accounts receivable related to deferred revenues, past due accounts, and other ineligible balances. Our day sales outstanding were 51 as of December 31, 2004, which is higher than the previous four quarters’ average of 47 days. Our customary collection terms are 30 days for all of our customers and management is in the process of implementing new credit and collection policies, which we anticipate will improve our cash flow in the near future.

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

On July 22, 2003, we entered into a loan agreement with a software vendor to borrow $1.5 million for working capital purposes. The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January 2005. We must meet certain financial and non-financial covenants in connection with this agreement. We previously reported that we had violated a financial covenant contained in this agreement as of September 30, 2004, which required us to maintain our adjusted funded debt to net tangible assets ratio at less than 50%. We have since determined that we were and continue to be in compliance with this financial covenant. In addition, our loan agreement with the software vendor limits our borrowings under our revolving credit facility to $2.0 million. We have obtained consents from the software vendor permitting us to borrow up to $3.0 million under our original revolving credit facility through February 15, 2005. We believe that, if the software vendor will not consent to borrowings in excess of $2.0 million under our revolving line-of-credit, we will have sufficient cash available to avoid future violations of covenants limiting the amount of our indebtedness, either by reducing our total indebtedness under our revolving line-of-credit or by repaying the $1.5 million loan from the software vendor. However, the software vendor did not consent to our incurring any indebtedness under the $0.7 million additional credit facility, and at December 31, 2004, we were in violation of a covenant contained in our loan agreement with the software vendor prohibiting us from incurring additional indebtedness without the consent of the software vendor. Under the terms of the loan agreement, the software vendor could have demanded immediate repayment of all principal and accrued interest if we did not cure the covenant violation within 30 days of the software vendor’s notice and demand. However, the software vendor did not give us notice of the violation or demand repayment, we repaid all outstanding borrowings under the $0.7 credit facility on January 28, 2005, and we have not drawn additional amounts under the facility, which will expire on February 15, 2005. As a result, as of January 28, 2005, we have cured or obtained waivers of all violations of covenants related to our $1.5 million loan from the software vendor.

Our outstanding debt totaled $5.7 million at December 31, 2004, and we had a deficiency of working capital of $4.9 million. Our deficiency of working capital is in large part caused by the classification of our line-of-credit as a current liability due to its demand provisions. Despite the existence of the 60-day demand provision on our line-of-credit, we do not believe it is likely that the bank will exercise the demand provisions of the agreement. If the bank exercises the demand provisions in our existing line-of-credit and we are unable to replace the line, our continuing operations will be materially adversely affected. However, we have been successful in prior years in obtaining funding through banks without having sustained positive operating results. Although there can be no assurance that we will be able to replace the line-of-credit, if the bank exercises the demand provisions in our existing line-of-credit, we believe that other lenders would provide us with a line-of-credit with similar terms, as long as our financial position and results of operations have not significantly declined.

On January 26, 2005, we obtained $1.9 million in cash from the sale of a proprietary software product (Proof Positive) to our principal supplier, Autodesk Inc. and have recently been able to cure violations of covenants restricting our total indebtedness. We believe that our working capital needs will continue to stabilize in the remainder of fiscal 2005 and that our near-term needs can be met from our available cash resources, cash flows from operations and line of credit. However, our revenue is concentrated in the sale of Autodesk products and we rely on Autodesk to supply us with the products that we sell. The agreement permitting us to distribute Autodesk products must be renewed annually, and our current agreement expires on February 1, 2006. We believe that our relationship with Autodesk is good and we have successfully renewed this agreement each year of our operating history. Accordingly, we cannot readily predict our ability to generate sufficient cash from our operations to meet our obligations beyond the next twelve months. Further, if our operating results decline and we are unable to generate cash flows from our operations in the near term, we may be unable to meet our existing obligations in the normal course of business or expand our operations to allow for continued long-term improvement in operating results.

Below is a summary of our contractual obligations and commitments at December 31, 2004:

	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Long-term debt and line of credit	$5,658,982	$3,166,786	$1,344,320	$332,158	$815,718
Operating leases	4,134,731	477,217	1,751,844	1,300,151	605,519
Other liabilities(1)	576,841	157,467	382,056	37,318	—

Total obligations	$10,370,554	$3,801,470	$3,478,220	$1,669,627	$1,421,237

(1)	Other liabilities consist primarily of lease obligations incurred at discontinued locations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates associated with our variable rate line-of-credit facility. At December 31, 2004, approximately 54.7% of our outstanding debt bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming our current level of borrowings at variable rates and assuming a 100 basis point changes in the fiscal 2005 average interest rate under these borrowings, we estimate that our fiscal 2005 interest expense and net income would have changed by less than $40,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 19, 2004, we issued 680,760 shares of our common stock on the automatic conversion of all of the 610,000 outstanding shares of the Series A Convertible Preferred Stock of our controlled subsidiary, Avatech Solutions Subsidiary, Inc. We received no cash proceeds as a result of this conversion, and we relied on the exemptions from registration contained in Section 4(2) of the Securities Act to issue these shares of our common stock.

On December 12, 2004, Vincent Arioso II exercised a warrant to purchase 48,885 shares of common stock for $0.45 per share and on December 15, 2004, Vincent and Norma Arioso exercised a warrant to purchase 75,110 shares of common stock also for $0.45 per share. We received an aggregate $55,798 from the exercise of these warrants, which we used for working capital. We relied on the exemptions from registration contained in Section 3(a)(9) and 4(2) of the Securities Act to issue these shares of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2004, we held our Annual Meeting of Shareholders. The only matter submitted to the shareholders for a vote was the election of directors.

The nominees submitted for election as directors were Edgar Aronson, Garnett Y. Clark, Jr., George Cox, Eugene J. Fischer, W. James Hindman, Robert LaBlanc, Robert Post, and Donald R. Walsh. The holders of shares of our common stock cast at least 6,170,110 votes in favor of each nominee and the holders of shares of our Series D Convertible Preferred Stock cast at least 2,597,239 votes in favor of each nominee. No more than 148,112 shares of our common stock abstained or were voted to withhold approval of any director. As a result, Messrs Aronson, Clark, Cox, Fischer, Hindman, LaBlanc, Post, and Walsh were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [d]

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [d]

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation [h]

3.8	By-Laws [b]

4.1	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (contained in Exhibit 3.5)

4.2	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (contained in Exhibit 3.6)

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004 [d]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2005*

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [e]

10.04	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [e]

10.05	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [e]

10.06	Modification Agreement by and between Avatech Solutions Subsidiary, Inc., Avatech Solutions, Inc., Technical Learningware, Inc., and K Bank (formerly known as Key Bank and Trust) dated November 24, 2003 [i]

10.07	Second Modification Agreement by and between Avatech Solutions Subsidiary, Inc., Avatech Solutions, Inc., Technical Learningware, Inc., and K Bank (formerly known as Key Bank and Trust) dated October 22, 2004 [i]

10.08	Second Amended and Restated Demand Promissory Note by Avatech Solutions Subsidiary, Inc. in favor of K Bank (formerly known as Key Bank and Trust) in the amount of $3,000,000 dated October 22, 2003 [i]

10.9	Business Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and K Bank dated October 27, 2004 [i]

10.10	Promissory Note by Avatech Solutions Subsidiary, Inc. in favor of K Bank dated October 27, 2004 in the amount of $700,000 [i]

10.11	Commercial Security Agreement by Avatech Solutions Subsidiary, Inc. in favor of K Bank dated October 27, 2004 [i]

10.12	Guaranty by Avatech Solutions, Inc. in favor of K Bank dated October 27, 2004 [i]

10.13	Guaranty by W. James Hindman in favor of K Bank dated October 27, 2004 [i]

10.14	Change in Terms Agreement by and among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc., W. James Hindman, and K Bank dated November 22, 2004*

10.15	Letter Agreement by and among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc., and K Bank dated November 22, 2004*

10.16	Letter Agreement by and among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc., Dassault Sytemes Corp., and K Bank dated December 16, 2004*

10.17	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [h]

10.18	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004 [d]

10.19	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004 [d]

10.20	Form of Purchase Agreement for Series D Convertible Preferred Stock [d]

10.21	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated April 1, 2004 [g]

10.22	Warrants to purchase up to 51,828 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman dated April 1, 2004 [h]

10.23	Letter Agreement with W. James Hindman dated December 6, 2004 and form of Warrant to purchase shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman dated December 6, 2004 *

10.24	2002 Stock Option Plan [a]

10.25	Restricted Stock Award Plan [c]

10.26	Avatech Solutions, Inc. Employee Stock Purchase Plan [f]

10.27	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [e]

10.28	Employment Agreement by and between Beth O. MacLaughlin and Avatech Solutions Subsidiary, Inc. dated as of August 7, 2003 [h]

10.29	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [h]

10.30	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [h]

10.31	Employment Agreement by and between Catherine Dodson and Avatech Solutions Subsidiary, Inc. dated November 15, 2004*

10.32	Software Transfer Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. dated January 26, 2005*

31.1	Rule 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

*	Filed herewith
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.
d.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.

e.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
f.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
g.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 17, 2004, File No. 001-31265.
h.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.
i.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 15, 2004, File No. 001-31265.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 15, 2005	AVATECH SOLUTIONS, INC.
Registrant

/s/ Donald R. “Scotty” Walsh
Chief Executive Officer

/s/ Catherine Dodson
Interim Chief Financial Officer