Form 10-Q
period 2005-03-31
AVATECH SOLUTIONS INC
filed 2005-05-13
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, par value $.01 per share	10,890,365

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Part I. Financial Information

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	March 31 2005
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$689,995	$635,885
Accounts receivable, less allowance of $100,000 at June 30, 2004 and $126,000 at March 31, 2005	3,906,724	4,910,758
Other receivables	366,475	264,067
Inventory	215,321	441,967
Prepaid expenses and other current assets	469,590	238,760

Total current assets	5,648,105	6,491,437

Property and equipment:
Computer software and equipment	2,396,593	2,674,464
Office, furniture and equipment	881,036	856,950
Leasehold improvements	197,245	277,570

	3,474,874	3,808,984
Less accumulated depreciation and amortization	2,921,705	3,136,351

	553,169	672,633

Goodwill	52,272	52,272
Other assets	313,073	409,125

Total assets	$6,566,619	$7,625,467

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	March 31, 2005
	(audited)	(unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,257,848	$3,767,086
Accrued compensation and related benefits	347,020	302,770
Borrowings under line-of-credit	1,640,180	2,690,206
Note payable to related party	—	896,308
Current portion of long-term debt	92,544	1,639,600
Deferred revenue	956,636	1,063,588
Other current liabilities	333,106	371,978

Total current liabilities	8,627,334	10,731,536

Long-term debt	1,606,206	—
Note payable to related party	878,725	—
Other long-term liabilities	318,316	290,394
Commitments and contingencies	—	—

Minority interest	1,525,000	—

Stockholders’ deficit:
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized, issued and outstanding at June 30, 2004 and March 31, 2005	12,975	12,975
Common stock, $0.01 par value; 80,000,000 shares authorized; 9,460,380 and 10,868,326 shares issued and outstanding at June 30, 2004 and March 31, 2005, respectively	94,605	108,683
Additional paid-in capital	3,737,574	5,495,434
Accumulated deficit	(10,234,116)	(9,013,555)

Total stockholders’ deficit	(6,388,962)	(3,396,463)

Total liabilities and stockholders’ deficit	$6,566,619	$7,625,467

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2004	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$5,086,415	$5,396,019
Service revenue	1,336,533	1,536,590
Commission revenue	1,413,097	1,605,537
Sale of developed software	—	1,900,000

	7,836,045	10,438,146

Cost of revenues:
Cost of product sales	3,472,919	3,172,977
Cost of service revenue	912,379	1,156,822
Cost of developed software	—	59,353

	4,385,298	4,389,152

Gross margin	3,450,747	6,048,994
Other operating expenses:
Selling, general and administrative	2,970,289	3,791,959
Depreciation and amortization	81,691	94,138

	3,051,980	3,886,097

Operating income	398,767	2,162,897

Other income (expense):
Minority interest	(38,125)	—
Interest and other income	5,260	15,289
Interest expense	(98,158)	(149,655)

	(131,023)	(134,366)

Income from continuing operations before income taxes	267,744	2,028,531
Income tax expense	10,828	4,002

Income from continuing operations	256,916	2,024,529

Loss from operations of discontinued operating segments	(86,554)	—

Net income	170,362	2,024,529
Preferred stock dividends	19,463	19,463

Net income attributable to common stockholders	$150,899	$2,005,066

Earnings from continuing operations per common share, basic	$0.03	$0.18

Earnings per common share, basic	$0.02	$0.18

Earnings from continuing operations per common share, diluted	$0.02	$0.14

Earnings per common share, diluted	$0.01	$0.14

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2004	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$13,774,812	$15,028,018
Service revenue	4,096,710	4,275,181
Commission revenue	3,697,908	4,173,442
Sale of developed software	—	1,900,000

	21,569,430	25,376,641

Cost of revenues:
Cost of product sales	9,887,768	9,777,451
Cost of service revenue	3,019,153	3,288,052
Cost of developed software	—	59,353

	12,906,921	13,124,856

Gross margin	8,662,509	12,251,785
Other operating expenses:
Selling, general and administrative	8,135,275	10,373,439
Depreciation and amortization	231,317	228,284

	8,366,592	10,601,723

Operating income	295,917	1,650,062

Other income (expense):
Minority interest	(114,375)	(58,882)
Interest and other income	9,553	17,866
Interest expense	(258,642)	(367,478)

	(363,464)	(408,494)

Income (loss) from continuing operations before income taxes	(67,547)	1,241,568
Income tax expense	31,828	21,007

Income (loss) from continuing operations	(99,375)	1,220,561

Loss from operations of discontinued operating segments	(227,801)	—

Net income (loss)	(327,176)	1,220,561
Preferred stock dividends	36,842	58,389

Net income (loss) attributable to common stockholders	$(364,018)	$1,162,172

Earnings (loss) from continuing operations per common share, basic	$(0.02)	$0.11

Earnings (loss) per common share, basic	$(0.04)	$0.11

Earnings (loss) from continuing operations per common share, diluted	$(0.02)	$0.09

Earnings (loss) per common share, diluted	$(0.04)	$0.09

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2004	1,297,537	$12,975	9,460,380	$94,605	$3,737,574	$(10,234,116)	$(6,388,962)
Conversion of minority interest preferred stock of a subsidiary into common stock	—	—	680,760	6,807	1,518,193	—	1,525,000
Issuance of common stock upon the exercise of warrants	—	—	381,011	3,810	149,820	—	153,630
Sale of common stock to employees under Employee Stock Purchase Plan	—	—	312,866	3,128	79,609	—	82,737
Issuance of common stock as compensation	—	—	61,258	613	33,587	—	34,200
Issuance of common stock upon the exercise of stock options	—	—	2,051	20	594	—	614
Forfeiture of restricted common stock	—	—	(30,000)	(300)	300	—	—
Issuance of warrants	—	—	—	—	34,146	—	34,146
Preferred stock dividends	—	—	—	—	(58,389)	—	(58,389)
Net income	—	—	—	—	—	1,220,561	1,220,561

Balance at March 31, 2005	1,297,537	$12,975	10,868,326	$108,683	$5,495,434	$(9,013,555)	$(3,396,463)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2004	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(327,176)	$1,220,561
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	74,349	25,244
Depreciation and amortization	231,317	228,284
Non-cash stock compensation expense	80,117	34,200
Gain on disposal of property and equipment	(1,291)	—
Non-cash interest expense	52,073	19,493
Changes in operating assets and liabilities:
Accounts and other receivables	(961,435)	(926,870)
Inventory	(167,507)	(226,646)
Prepaid expenses and other current assets	(41,168)	148,571
Other assets	—	70,389
Accounts payable and accrued expenses	(708,810)	(1,490,762)
Accrued compensation and related benefits	113,830	(44,250)
Deferred revenue	17,510	106,952
Other current liabilities	(3,178)	38,872
Other long-term liabilities	(66,987)	(27,922)

Net cash used in operating activities	(1,708,356)	(823,884)

Cash flows from investing activities
Purchase of property and equipment	(103,426)	(347,748)
Proceeds from sale of property and equipment	46,177	—

Net cash used in investing activities	(57,249)	(347,748)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	23,946,775	31,972,328
Repayments of borrowings under line-of-credit	(23,775,559)	(30,924,212)
Proceeds from issuance of debt	1,500,000	—
Proceeds from issuance of preferred stock	389,999	—
Repayments of long-term debt	(51,250)	(59,150)
Proceeds from sale of common stock to employees and exercise of warrants	—	236,981
Payment of preferred stock dividends	(36,842)	(58,389)
Change in other assets related to financing costs	(67,479)	(50,036)

Net cash provided by financing activities	1,905,644	1,117,522

Net change in cash and cash equivalents	140,039	(54,110)
Cash and cash equivalents - beginning of period	540,384	689,995

Cash and cash equivalents - end of period	$680,423	$635,885

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of results for any future period.

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

2. Discontinued Operations of Certain Operating Segments

The Company closed certain offices in calendar year 2003 due to poor operating results. These locations were authorized software dealers subject to the Company’s channel partner agreement with its principal supplier. By virtue of these closings, the Company is no longer authorized to market or distribute software products subject to the channel partner agreements in those areas.

The Company has accounted for these closures as discontinued operations, and accordingly, the results of operations of these offices are reported as a separate component of net income (loss) in the accompanying consolidated statements of operations.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

2. Discontinued Operations of Certain Operating Segments (continued)

Summarized operating results of the discontinued operations are as follows:

	Three months ended March 31, 2004	Nine months ended March 31, 2004
Revenue	$1,284	$73,005

Net loss	$(86,554)	$(227,801)

3. Stock Options

The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) to stock-based employee compensation:

	Three months ended March 31,		Nine months ended March 31,
	2004	2005	2004	2005
Net income (loss), as reported	$170,362	$2,024,529	$(327,176)	$1,220,561
Add: Stock-based compensation cost included in net income (loss), net of taxes	9,725	9,600	77,104	34,200
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(124,940)	(63,360)	(182,198)	(207,472)

Pro forma net income (loss)	55,147	1,970,769	(432,270)	1,047,289
Preferred stock dividends	19,463	19,463	36,842	58,389

Pro forma net income (loss) attributable to common stockholders	$35,684	$1,951,306	$(469,112)	$988,900

Net income (loss) per common share:
Basic – as reported	$0.02	$0.18	$(0.04)	$0.11

Basic – pro forma	$0.00	$0.18	$(0.05)	$0.10

Diluted – as reported	$0.01	$0.14	$(0.04)	$0.09

Diluted – pro forma	$0.00	$0.14	$(0.05)	$0.07

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

3. Stock Options (continued)

A summary of stock option activity during the nine months ended March 31, 2005 and related information is included in the table below:

	Options	Weighted- Average Exercise Price
Outstanding at July 1, 2004	1,529,892	$0.67
Granted	140,000	0.44
Forfeited	(82,406)	0.68
Exercised	(2,051)	0.30

Outstanding at March 31, 2005	1,585,435	$0.65

Exercisable at March 31, 2005	935,221	$0.78

Weighted-average remaining contractual life	8.1 Years

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and, as such, generally recognizes no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. In April 2005, the Securities and Exchange Commission deferred the date of required adoption of Statement 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005, or July 1, 2005 for the Company. Upon adoption of Statement 123(R), pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

The Company intends to continue to use the Black Scholes option pricing valuation model for determining the fair value of share-based payments to employees. The Company also intends to adopt provisions under Statement 123(R) using the modified prospective method. Had we adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosures above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4. Borrowings Under Line-of-Credit

The Company’s wholly-owned subsidiary maintains a $3.0 million revolving line of credit limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, payable within 60 days of demand by the lender, and expiring in September 2006. Borrowings under this line-of-credit bear interest at the greater of 7.5%, or the prime rate plus 2.0% (7.75% at March 31, 2005) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

4. Borrowings Under Line-of-Credit (continued)

The balance outstanding under this line-of-credit was $1,640,180 and $2,690,206 at June 30, 2004 and March 31, 2005, respectively. Because the interest rate adjusts with changes in the prime rate, the estimated fair value of the borrowings under the lines of credit are equal to the carrying amount.

On October 28, 2004, the Company’s wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bear interest at the greater of 7.5%, or the prime rate plus 2.0%, (7.75% at March 31, 2005), and are secured by the assets of the Company and the guaranties of the Company and the Chairman of the Board of Directors. In December 2004, the Company paid the Chairman of the Board of Directors a commitment fee of $28,000 and issued warrants to purchase 100,000 shares of common stock for $0.35 per share in consideration for a guarantee of the line-of-credit through October 28, 2005. The estimated fair value of the warrants of $34,136 was determined using a generally accepted option valuation model.

On April 30, 2005, the Company borrowed against the $700,000 credit facility with the bank. These borrowings violated a covenant in the loan agreement with a software vendor (see Note 5), which prohibits the Company from incurring additional “funded debt” or liens on the Company’s assets without the lender’s consent. On May 4, 2005, the borrowings under the $700,000 credit facility were reduced to zero, thereby curing the covenant breach. The Company received no notice from the lender regarding this temporary breach of the covenant, and therefore, there was no “event of default” under the loan agreement. Management does not anticipate any further drawings under this credit facility.

5. Long-Term Debt

On July 22, 2003, the Company entered into a loan agreement with a software vendor to fund working capital needs related to the distribution of their products. The terms of the agreement provide for a $1.5 million loan, with repayment of principal plus interest accruing at 6% per annum due in thirty-five equal quarterly installments commencing in January 2005. At March 31, 2005, the principal balance outstanding was $1,467,100.

The Company is required to meet certain financial and non-financial covenants in connection with this agreement. A financial covenant exists that limits the outstanding balance on the revolving line-of-credit to $2.0 million. The Company has obtained a waiver from the software vendor to allow borrowings under the line-of-credit up to $3.0 million through May 31, 2005. Because the Company cannot determine it is probable that they will maintain compliance with this covenant after May 31, 2005, or obtain additional waivers if needed, the debt has been classified as a current liability at March 31, 2005.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

6. Earnings (Loss) Per Share

The following summarizes the computations of basic and diluted income (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Numerator used in basic earnings (loss) per common share:
Income (loss) from continuing operations	$256,916	$2,024,529	$(99,375)	$1,220,561
Less: preferred stock dividends	(19,463)	(19,463)	(36,842)	(58,389)

Income (loss) from continuing operations available to common stockholders	237,453	2,005,066	(136,217)	1,162,172
Loss from discontinued operations, net of income taxes	(86,554)	—	(227,801)	—

Net income (loss) attributable to common stockholders	$150,899	$2,005,066	$(364,018)	$1,162,172

Numerator used in diluted earnings (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$237,453	$2,005,066	$(136,217)	$1,162,172
Effect of assumed conversion: Preferred stock dividends	19,463	19,463	36,842	58,389

Income (loss) from continuing operations available to common stockholders, plus assumed conversions	256,916	2,024,529	(99,375)	1,220,561
Loss from discontinued operations, net of income taxes	(86,554)	—	(227,801)	—

Net income (loss) available to common stockholders, plus assumed conversions	$170,362	$2,024,529	$(327,176)	$1,220,561

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

6. Earnings (Loss) Per Share (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Denominators used in earnings (loss) per share calculations:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	9,304,794	10,865,042	9,225,241	10,188,717

Effect of dilutive securities:
Stock options	170,923	519,725	—	486,960
Warrants	92,084	110,632	—	258,611
Restricted stock	212,500	—	—	—
Convertible preferred stock	2,597,236	2,597,236	—	2,597,236
Denominator for diluted earnings (loss) per share – weighted average shares outstanding and assumed conversion	12,377,537	14,092,635	9,225,241 (1)	13,531,523

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.18	$(0.02)	$0.11
Income (loss) from operations of discontinued operations, net of income taxes	$(0.01)	$0.00	$(0.02)	$0.00
Earnings (loss) per common share, basic	$0.02	$0.18	$(0.04)	$0.11

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.14	$(0.02)	$0.09
Income (loss) from operations of discontinued operations, net of income taxes	$(0.01)	$0.00	$(0.02)	$0.00
Earnings (loss) per common share, diluted	$0.01	$0.14	$(0.04)	$0.09

(1)	For the nine months ended March 31, 2004, dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the comparison, the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock, stock options and warrants.

As of March 31, 2005, 4,404,509 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

7. Income Taxes

Income tax expense for the nine months ended March 31, 2004 and 2005 was $32,000 and $21,000, respectively. Due to cumulative net operating loss carryforwards in excess of net income for the nine months ended March 31, 2005, income tax expense related solely to estimated state and local tax expense.

8. Subsequent Events

On April 8, 2005, the Company acquired all of the assets of Comtrex Corporation. The purchase price for the acquired assets was the assumption of liabilities of $592,136. Comtrex was an authorized Autodesk reseller with offices in Greensboro, Charlotte, and Morrisville, North Carolina, with an established customer base of manufacturing, building design, engineering, educational, and utilities software end users. The Company hired 14 employees formerly employed by Comtrex.

The fair values of the assets acquired and the liabilities assumed as of the date of acquisition are:

Accounts receivable, net of allowance for doubtful accounts of $41,000	$221,802
Inventory	17,795
Prepaid expenses and other current assets	23,271
Office furniture and other equipment	27,347
Goodwill and other intangible assets	301,921

Total assets acquired	$592,136

Accounts payable, trade	$294,232
Accrued compensation	15,000
Deferred revenue	5,445
Other current liabilities	100,116
Notes payable	177,343

Total assumed liabilities	$592,136

The Company has not completed the allocation of the purchase price to identifiable intangible assets, consisting principally of a customer list.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 (continued)

9. Liquidity and Capital Resources

The Company has incurred significant operating losses since inception that have depleted capital resources and caused deficiencies in available working capital. At March 31, 2005, the Company has a deficiency of working capital of approximately $4.2 million.

The Company expects its operating results to continue to improve in the near term as a result of revenue increases from new product and service offerings, improved productivity from sales and service professionals, and efforts to reduce costs of products and certain operating expenses. Management expects to generate positive operating income for the remainder of fiscal year 2005.

The Company maintains a $3.0 million demand line of credit with a bank that expires in September 2006, and although borrowings under this line of credit are classified as current due to the demand provisions of the credit agreement, management does not expect the bank to demand repayment prior to the line’s expiration date.

Management is currently negotiating modifications to the covenants in the loan agreement with a software vendor. As discussed in Note 5, the software vendor has consented to an increase in the permitted borrowings under the bank line of credit from $2 million to $3 million through May 31, 2005. If the Company does not reach an agreement to permanently increase the authorized borrowings under this line of credit or obtain consent to a further extension of this increase beyond May 31, 2005, the Company would be limited to a maximum of $2 million of borrowings under the line of credit. In such event, the Company would be required to repay the software vendor loan with the proceeds of borrowings from another lender, or pay down the line of credit to $2 million and keep the balance below $2 million prospectively. Management is currently taking action to borrow funds to repay the debt to the software vendor and permanently increase the Company’s borrowing limit to $3 million or more. There can be no assurance that these actions will be successful. Due to this uncertainty, the entire amount of the $1,467,100 loan balance has been classified as current debt at March 31, 2005.

On January 26, 2005, the Company received $1.9 million in cash from the sale of its rights to a proprietary software product called Proof Positive. These rights were sold to Autodesk Inc. and significantly improved the Company’s cash position. The Company’s revenue is concentrated in the sale of Autodesk products, as it relies on Autodesk to supply approximately 90% of product sales. Additionally, management believes that working capital needs will continue to stabilize in the remainder of fiscal 2005 and that near-term needs over the next twelve months can be met from available cash resources, cash flows from operations, and the bank line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT, AND THE COMPANY’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AS REPORTED IN THE FORM 10-K FOR THE YEAR ENDED JUNE 30, 2004.

Certain statements in this report constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in our annual and quarterly reports, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believe”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Avatech Solutions is a leading provider of design automation, product data management, and facilities management products and services for the manufacturing, building design, engineering, governmental, educational, and utilities markets in the United States. We specialize in systems integration, technical support, training, and consulting services, with a view toward improving design, documentation, and data management efficiencies in the workflow process.

Our strategy is to continue to grow our core business as an Autodesk reseller, continue to diversify our product offerings, increase professional services as a percentage of total revenue, and expand sales of products and services, and our geographic penetration, through acquisitions of companies that fit this strategy, and through the opening of new offices. We expect to show profitable operating results with positive operating income on revenues of $32-34 million for the fiscal year ending June 30, 2005. Our goals for fiscal 2006, if met, will generate positive operating income on revenues of $40-45 million, and we hope to reach revenue levels of $100 million by fiscal 2008 through organic growth of our existing lines of business and targeted acquisitions.

We have developed a Research and Development team within our professional services group that is charged with the responsibility of developing tools for our customers that facilitate workflow processes involving the software products we sell, and new products that complement and enhance the features of those software products. This team was instrumental in preparing Proof Positive, a software product we acquired as a result of our merger with PlanetCAD, Inc. in 2002, for sale to our major vendor, Autodesk, Inc. It is our intention to develop other products for sale to our customers and to third-party software vendors. Consistent with this objective, in April 2005 we announced the release of Vault Access, which allows users of Autodesk’s Inventor software to access, view, and print data in Vault, an Autodesk data management software application.

Recent Developments

In January 2005, we completed the sale to Autodesk, Inc. of Proof Positive, a software product developed by PlanetCAD, Inc., which we acquired in 2002. Net proceeds of the sale were $1.9 million, and are reported as revenue for the quarter ended March 31, 2005. Except as noted, the financial data set forth below presents results of continuing operations only.

In February 2005, we entered into a new Channel Partner Agreement with Autodesk, Inc., our major vendor. The new agreement provides significantly enhanced opportunities to increase our margins on product sales. We are aggressively seeking to maximize all of the opportunities in the new agreement with Autodesk to increase revenue and profitability.

On April 8, 2005, we acquired for $592,136 of assumed liabilities, all of the assets of Comtrex Corporation (“Comtrex”). An authorized Autodesk reseller with offices in Greensboro, Charlotte, and Morrisville, North Carolina, Comtrex had developed a strategy similar to ours by emphasizing service offerings in connection with the sale of Autodesk products. We have hired 14 employees formerly employed by Comtrex. We expect this acquisition to increase revenue by approximately $3 million on an annual basis, and to be accretive to earnings in the fourth quarter of fiscal 2005 and in succeeding periods.

On March 31, 2005, we became an authorized reseller of Autodesk’s new product data management application known as ProductStream, and we immediately qualified for growth funds to help fund our investment in new resources, primarily employees and marketing initiatives, to capitalize on this new product offering.

Since July of 2002, we have been an authorized reseller of Dassault Systemes’ SmarTeam PLM solution. In connection with our agreement to become an authorized SmarTeam reseller, Dassault loaned us a total of $1.5 million in 2003 and provided certain reimbursements of funds spent by us in developing a SmarTeam practice. Avatech has had success in selling these solutions and developing this market and has become one of Dassault’s largest resellers in their direct sales channel. Currently, we are evaluating our relationship with Dassault, and the viability of Avatech’s continued investment in the development of Dassault’s product lifecycle management market.

During fiscal 2003 and in August 2003, we closed certain offices due to operating performance issues. These office locations were authorized software dealer subject to a channel partner agreement with our principal suppliers. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of these operating units were treated as discontinued operations, and reported as a separate component of operating results in our consolidated statements of operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 2 – Discontinued Operations of Certain Operating Segments to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

Product Sales. Our product sales consist primarily of the resale of design automation, product data management, and facilities management software programs that are installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform a wide variety of functions related to design, modeling, drafting, mapping, rendering, and data and facilities management. We are one of the largest domestic resellers of design automation software developed by Autodesk, one of the world’s leading design software and digital content companies. Approximately 90% of our total product revenues are related to Autodesk products.

Service Revenue. We provide services in the form of training, technical support, and professional services. Our training offerings consist of education classes at our training facilities or directly at customers’ sites. Our class instructors are application engineers who have formal training or industry experience in the course content. In the quarter ended March 31, 2005, 11 individuals were certified as Inventor Certified Experts by Autodesk, Inc, elevating our proficiency level to deliver service to the industry.

We provide technical support services primarily through our telephone support center located in Omaha, Nebraska. Through our staff of full time consultants, we provide assistance to customers making inquiries concerning the software products that we sell to them.

We also provide project-focused professional consulting services through our application engineers and programmers, as well as software customization, data migration, computer aided design standards consulting, workflow analysis, and implementation assistance for complex software products.

Commission Revenue. We generate commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers to be “strategic accounts.” Autodesk designates these customers as strategic accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. We manage and resell Autodesk products to a number of these strategic account customers, although the product is shipped directly from Autodesk to the customers. We receive commissions upon shipment of the product from Autodesk to the customer. We also report software subscription revenues as commission revenue. We record subscription sales net of cost.

Cost of Product Sales. Our cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers. Additionally, we include the associated shipping and handling costs in cost of product sales.

Cost of Service Revenue. Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as the direct costs of providing training, support services, and professional services. These costs consist primarily of compensation, benefits, travel, and the costs of third-party sub-contractors engaged by us. Cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation and other costs associated with management, finance, human resources, and information systems. Additionally, advertising and public relations expense, as well as expenses for facilities such as rent and utilities, are included in selling, general and administrative expense.

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

Interest Expense. Interest expense consists primarily of interest on our accounts receivable line-of-credit, our debt to Dassault Systemes, and subordinated debt, which we incurred to fund operations over the past three years.

Three and Nine Months Ended March 31, 2004 Compared to the Three and Nine Months Ended March 31, 2005

The following tables set forth a comparison of the three and nine month periods ended March 31, 2004 to the three and nine month periods ended March 31, 2005. The amounts are derived from selected items in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three and nine month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,			%
	2004	2005
Revenue:
Product sales	$5,086,415	$5,396,019		6.1%
Service revenue	1,336,533	1,536,590		15.0%
Commission revenue	1,413,097	1,605,537		13.6%

Total revenue	$7,836,045	$8,538,146	(1)	9.0%

	Nine Months Ended March 31,			%
	2004	2005
Revenue:
Product sales	$13,774,812	$15,028,018		9.1%
Service revenue	4,096,710	4,275,181		4.4%
Commission revenue	3,697,908	4,173,442		12.9%

Total revenue	$21,569,430	$23,476,641	(1)	8.8%

(1)	Excludes revenue of $1.9 million from the sale of developed software, Proof Positive, to our major supplier, due to the unique nature of this revenue.

Revenues. Our total revenues increased $702,101 for the three months ended March 31, 2005 as compared to the same period in the prior fiscal year. For the three months ended March 31, 2005, revenues in all of three categories – product, service, and commission revenues – increased.

For the nine months ended March 31, 2005, our total revenues increased $1,907,211. There were significant increases in product, service, and commission revenues during the period. The increase in product revenues during the three and nine month period was attributable in part to a newly formed, regional sales management structure that helped refocus the sales force, the addition of new sales people, and increased cooperation between us and Autodesk, Inc.

Service revenues increased $200,057 or 15.0% for the three months ended March 31, 2005 as compared to the same period in the prior fiscal year. Service revenues for the nine month period ended March 31, 2005 increased $178,471 or 4.4% over the same period last year. This increase is largely attributable to increased hiring in the services area of our business and a realignment of existing personnel. We remain focused on recruiting and retaining highly qualified professional service personnel and expect to initiate marketing programs in the remaining three months of fiscal 2005 to stimulate demand for our service offerings, especially in the areas of open enrollment and customized training classes.

Commission revenue steadily increased throughout the first nine months of fiscal 2005. Compared to the same periods in the prior fiscal year, we reported commission revenue increases of $192,440, or 13.6%, in the three months ended March 31, 2005, and increases of $475,534, or 12.9% for the first nine months of fiscal 2005. We were able to capitalize on industry-wide increases in demand for Autodesk products due to an improving economy and the retirement of Autodesk software version 2000i. Additionally, subscription revenue, which is reported net of cost as commission revenue, was 36% higher than the previous fiscal year because of both greater market demand for Autodesk products and the improved management of our sales force.

Cost of Revenues

	Three Months Ended March 31,		%
	2004	2005
Cost of revenues:
Cost of product sales	$3,472,919	$3,172,977	(8.6)%
Cost of service revenue	912,379	1,156,822	26.8%
Cost of sales of developed software	—	59,353	100.0%

Total cost of revenues	$4,385,298	$4,389,152	0.1%

	Nine Months Ended March 31,		%
	2004	2005
Cost of revenue:
Cost of product sales	$9,887,768	$9,777,451	(1.1)%
Cost of service revenue	3,019,153	3,288,052	8.9%
Cost of sales of developed software	—	59,353	100.0%

Total cost of revenues	$12,906,921	$13,124,856	1.7%

Cost of revenues. Compared to the same period last fiscal year, our total cost of revenues increased $3,854, or 0.1% for the three months ended March 31, 2005. For the first nine months of fiscal 2005, our total cost of revenues increased $217,935, or 1.7%, from the same nine month period in fiscal 2004. These increases in cost of revenues were attributable to increased revenues and expansion of our service workforce, offset by decreases in cost of product sales due to higher vendor rebates.

Our cost of product sales in the three months ended March 31, 2005 decreased $299,942, or (8.6)%, from the same period in the last fiscal year. Our largest vendor, Autodesk, provides “earnback” incentives in the form of rebates on the cost of products to encourage its distributors to attain sales goals set by Autodesk. We met or exceeded the majority of our Autodesk sales goals in this fiscal year and as a result, our earnbacks were appreciably higher than the same period in fiscal 2004. The last quarter of fiscal 2005 is not expected to show such marked increases in earnbacks, despite favorable changes in how our earnbacks are calculated effective with the February 1, 2005 distribution agreement with Autodesk.

For the nine months ended March 31, 2005, our cost of product sales decreased by $110,317, or 1.1%. Our product sales during this same period in fiscal 2005 increased $1,253,206, or 9.1%. The earnbacks for the third quarter of fiscal 2005 increased, thereby positively affecting cost of product sales because earnbacks are recorded as a reduction of cost of sales. In addition, we achieved higher margins on product sales as a result of increased sales into vertical Autodesk markets, such as manufacturing.

Our cost of service revenue increased by $244,443, or 26.8%, for the three months ended March 31, 2005 over the same three month period in fiscal 2004. For the nine months ended March 31, 2005, our cost of service revenue increased by, $268,899, or 8.9%, compared to the same nine month period in fiscal 2004. These increases can be attributed to higher service revenues and to higher subcontracting costs on service projects, which increased $323,000 for the nine month period. Increases in cost of service revenue in the three months ended March 31, 2005 were partially offset by reductions in non-billable travel expenses for delivery of services totaling $57,000. As we shift personnel resources internally to meet our customers’ needs and increase utilization of newly hired billable service employees, we expect our costs as a percentage of service revenue to decrease in the near future.

Other Expenses

	Three Months Ended March 31,		%
	2004	2005
Other expenses:
Selling, general and administrative	$2,970,289	$3,791,959	27.7%
Depreciation and amortization	81,691	94,138	15.2%

Total other expenses	$3,051,980	$3,886,097	27.3%

	Nine Months Ended March 31,		%
	2004	2005
Other expenses:
Selling, general and administrative	$8,135,275	$10,373,439	27.5%
Depreciation and amortization	231,317	228,284	(1.3)%

Total other expenses	$8,366,592	$10,601,723	26.7%

Selling, General and Administrative Expense. In the three months ended March 31, 2005, selling, general and administrative expenses increased $821,670, or 27.7%, over the same three month period in our last fiscal year. For the nine months ended March 31, 2005, these expenses increased $2,238,164, or 27.5%, over the same period in fiscal 2004. We added sales and support employees, and paid higher commission compensation, while incurring additional marketing, travel, and facilities expenses in fiscal 2005. During the nine months ended March 31, 2004, our PLM vendor provided $732,000 to fund costs associated with the development of our PLM practice, but we received no additional funding after the end of fiscal 2004. Additionally, in fiscal 2005, we hired more employees in the areas of field sales, regional sales management and executive management. These staffing increases resulted in an increase of $1,080,000 in employee compensation and benefits for the nine month period. Also during the nine month period ended March 31, 2005, there were increases of $291,000 in marketing costs and $173,000 in travel expenses, offset by a reduction of $166,000 in professional fees.

Depreciation and Amortization. Depreciation and amortization expenses increased $12,447 or 15.2% for the three months ended March 31, 2005 compared to the same period in the prior fiscal year. For the nine months ended March 31, 2005, these expenses decreased $3,033, or 1.3%, from the same period in fiscal 2004. Depreciation and amortization expenses of property and equipment decreased as a result of a significant increase in the number of fully depreciated assets compared to the prior period. We did not make significant equipment purchases for several years due to operating losses sustained in recent years. We have made investments in our computer software and equipment over the past nine months and we intend to increase those investments in the near future if funds are available from operations or additional investment capital; therefore, we expect our depreciation and amortization expenses will begin to increase over time as we acquire new equipment.

Other Income (Expense)

	Three Months Ended March 31,		%
	2004	2005
Other income (expense)
Minority Interest	$(38,125)	—	100.0%
Interest and other income	5,260	15,289	190.7%
Interest expense	(98,158)	(149,655)	52.5%

	$(131,023)	$(134,366)	2.6%

	Nine Months Ended March 31,		%
	2004	2005
Other income (expense)
Minority interest	$(114,375)	$(58,882)	(48.5)%
Interest and other income	9,553	17,866	87.0%
Interest expense	(258,642)	(367,478)	42.1%

	$(363,464)	$(408,494)	12.4%

Other Income (Expense). Total other income (expense) remained consistent for the three months ended March 31, 2005, compared to the same period in the prior fiscal year. For the nine months ended March 31, 2005, the net expense total increased $45,030, or 12.4%, compared to the same period in fiscal 2004. This increase is attributable primarily to higher interest expense on higher outstanding debt, offset partially by lower dividends paid to minority interest preferred stockholders as a result of the conversion of their stock into Avatech Solutions, Inc. common shares.

Income Tax Expense

	Three Months Ended March 31,		%
	2004	2005
Income tax expense (benefit)	$10,828	$4,002	(63.0)%

	Nine Months Ended March 31,		%
	2004	2005
Income tax expense (benefit)	$31,828	$21,007	(34.0)%

Income Tax Expense. Income tax expense decreased $6,826 or 63% for the three months ended March 31, 2005 compared to the same period in the prior fiscal year. We accrued $10,821, or 34%, less income tax expense for the nine months ended March 31, 2005, compared to the same period in fiscal 2004. Our tax expense relates solely to state and local income taxes. Because we have significant net operating loss carry forwards, we do not expect to pay federal income taxes for the foreseeable future.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements, and the sale of preferred stock. During the nine months ended March 31, 2005, we incurred negative cash flow from operating activities of $823,884, despite net income before non-cash charges of $1,527,782, which is attributable principally to increased working capital needs to fund increased operations and the timing of cash payments to vendors and suppliers.

Our operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. We minimize inventory level through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. We purchase approximately 90% of our products from one principal supplier, Autodesk, which provides us with the ability to purchase up to $3 million of products under 30 day payment terms.

Our investing activities consist principally of investments in computer and office equipment, totaling $347,748 during the nine months ended March 31, 2005. If funds from operations are sufficient, or if additional investment capital becomes available, we intend to make additional investments in our infrastructure during the remainder of fiscal 2005. If neither occurs, we will defer these capital expenditures to future years.

Our financing activities consisted primarily of net borrowings under our line-of-credit, partially offset by the payment of dividends to preferred shareholders, debt service on our $1.5 million loan from Dassault, payments of principal on subordinated notes, and the payment of financing costs related to our lines-of-credit. Our lines-of-credit balances increased in part to fund repayment of past due accounts payable, which were high due to operating losses sustained in the first quarter of the current fiscal year. The borrowings were also used to fund purchases of inventory for sale to customers.

Current liabilities at March 31, 2005 include $2,690,206 of borrowings under a $3.0 million line-of-credit from a bank. Borrowings under this line-of-credit bear interest at the higher of 7.5% or the prime rate plus 2.0% and are limited to 85% of eligible accounts receivable. This line-of-credit expires in September, 2006 and is payable within 60 days of demand and is secured by substantially all of our assets. At March 31, 2005, we had $2,690,206 outstanding under this line of credit. On April 5, 2005, we also renewed a $0.7 million line-of-credit with the bank, which expires on October 28, 2005. This line of credit, which bears interest at the greater of 7.5% or the prime rate plus 2% (7.75% at March 31, 2005), is guaranteed by our Chairman of the Board and is also secured by substantially all of our assets. At March 31, 2005, we had no outstanding borrowings under this line of credit.

On July 22, 2003, we entered into a loan agreement with Dassault to borrow $1.5 million for working capital purposes. The loan agreement requires repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments beginning in January, 2005. We must meet certain financial and non-financial covenants in connection with this agreement. Our loan agreement with Dassault limits borrowings under our accounts receivable credit facility to $2.0 million.

On April 30, 2005, we drew against our $700,000 credit facility to fund inventory stocking orders with Autodesk, Inc. These borrowings violated a covenant in our loan agreement with Dassault which prohibits us from incurring additional “funded debt” or liens on our assets without Dassault’s consent. On May 4, 2005, we reduced borrowings under the $700,000 credit facility to zero, thereby curing the covenant breach. We received no notice from Dassault regarding this temporary breach of the covenant, and therefore there was no “event of default” under the loan agreement. Any future borrowings under the $700,000 line of credit while our loan from Dassault is outstanding will violate these covenants, and if Dassault were to give notice to us of the existence of a covenant violation and we were unable to cure the violation within 30 days of receiving such a notice, then Dassault could demand immediate repayment of all principal and accrued interest, which as of March 31, 2005 was $1,467,099.55. We do not anticipate any further drawings under this credit facility.

Our ability to meet our daily cash flow needs is impacted by our borrowing base of eligible accounts receivable, as calculated under our revolving line-of-credit agreement. An account receivable is not eligible (and not included in our borrowing base) if the account receivable is 90 days or greater past due, if we have deferred the related revenue, or if the account arises from a sale to a government agency. At March 31, 2005, there were $343,975 of ineligible accounts receivable related to deferred revenues, past due accounts and other ineligible balances. Our day sales outstanding were 45 as of March 31, 2005, which is lower than the previous four quarters’ average of 49 days. Our customary collection terms are 30 days for all of our customers and management is the process of implementing new credit and collection policies, which we anticipate will improve our cash flow.

Our existing outstanding indebtedness restricts our ability, among other things, to incur additional debt, repay certain other debt, pay dividends, and make certain investments, mergers or acquisitions. In addition, we cannot declare dividends or incur additional debt without the written approval from our lenders, which significantly restricts our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders.

We currently are negotiating modifications to the covenants in our loan agreement with Dassault, and Dassault has consented to an increase in our permitted borrowings under our accounts receivable line of credit to $3 million through May 31, 2005 while these negotiations are ongoing. Should we not reach agreement with Dassault to permanently increase our authorized borrowings under this line of credit from

$2 million to $3 million, or if Dassault does not consent to a further extension of this increase beyond May 31, 2005, we would be limited to a maximum of $2 million of borrowings under the line of credit, which would have a material adverse effect on our working capital and liquidity. In such event, we would be required to discharge our indebtedness to Dassault with the proceeds of borrowings from another lender. We are currently in discussions with several lending institutions and institutional investors to borrow funds to discharge our indebtedness to Dassault and permanently increase our borrowing limit to $3 million or more. There can be no assurance that these negotiations will be successful. Due to this uncertainty, the entire amount of our indebtedness to Dassault has been characterized as short-term indebtedness on our March 31, 2005 balance sheet.

Our outstanding debt totaled $5.2 million at March 31, 2005, and we had a deficiency of working capital of $4.2 million. Our deficiency of working capital is in large part caused by the classification of our line-of-credit as a current liability due to its demand provisions. Despite the existence of the 60-day demand provision on our line-of-credit, we do not believe it is likely that the bank will exercise the demand provisions of the agreement. If the bank exercises the demand provisions in our existing line-of-credit and we are unable to replace the line, our continuing operations will be materially adversely affected. However, we have been successful in prior years in obtaining funding through banks without having sustained positive operating results. Although there can be no assurance that we will be able to replace the line-of-credit, if the bank exercises the demand provisions in our existing line-of-credit, we believe that other lenders would provide us with a line-of-credit with similar terms, as long as our financial position and results of operations have not significantly declined.

On January 26, 2005, we received $1.9 million in cash proceeds from the sale of a proprietary software product (Proof Positive) to our principal supplier, Autodesk Inc., which significantly improved our cash position. We believe that our working capital needs will continue to stabilize in the remainder of fiscal 2005 and that our near-term needs can be met from our available cash resources, cash flows from operations, and our accounts receivable line of credit. However, our revenue is concentrated in the sale of Autodesk products, and we rely on Autodesk to supply us with the products that we sell. The agreement permitting us to distribute Autodesk products must be renewed annually, and our current agreement expires on February 1, 2006. We believe that our relationship with Autodesk is good and we have successfully renewed this agreement each year of our operating history. Accordingly, we cannot readily predict our ability to generate sufficient cash from our operations to meet our obligations beyond the next twelve months. Further, if our operating results decline and we are unable to generate cash flows from our operations in the near term, we may be unable to meet our existing obligations in the normal course of business and expand our operations to allow for continued long-term improvement in operating results.

Below is a summary of our contractual obligations and commitments at March 31, 2005:

		Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Long-term debt and line of credit(2)	$5,226,114	$2,723,600	$1,354,638	$321,985	$825,891
Operating leases	4,087,502	228,052	1,790,915	1,318,847	749,688
Other liabilities(1)	549,445	147,546	364,581	37,318	—

Total obligations	$9,863,061	$3,099,198	$3,510,134	$1,678,150	$1,575,579

(1)	Other liabilities consist primarily of lease obligations incurred at discontinued locations.
(2)	Debt of $1,467,100 is contractually due in quarterly installments through September 2013. However, due to the existence of financial covenants, we may be required to retire this debt in the near term. See Note 5 to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates associated with our variable rate line-of-credit facility. At March 31, 2005, approximately 51.5% of our outstanding debt bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming our current level of borrowings at variable rates and assuming a 100 basis point changes in the fiscal 2005 average interest rate under these borrowings, we estimate that our fiscal 2005 interest expense and net income would have changed by less than $40,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [d]

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [d]

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation [h]

3.8	By-Laws [b]

4.1	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (contained in Exhibit 3.5)

4.2	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (contained in Exhibit 3.6)

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004 [d]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2005 [j]

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [e]

10.04	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [e]

10.05	Modification Agreement by and between Avatech Solutions Subsidiary, Inc., Avatech Solutions, Inc., Technical Learningware, Inc., and K Bank (formerly known as Key Bank and Trust) dated November 24, 2003 [i]

10.06	Second Modification Agreement by and between Avatech Solutions Subsidiary, Inc., Avatech Solutions, Inc., Technical Learningware, Inc., and K Bank (formerly known as Key Bank and Trust) dated October 22, 2004 [i]

10.07	Business Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and K Bank dated October 27, 2004 [i]

10.8	Guaranty by Avatech Solutions, Inc. in favor of K Bank dated October 27, 2004 [i]

10.9	Change in Terms Agreement by and among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc., W. James Hindman, and K Bank dated November 22, 2004 [j]

10.10	Letter Agreement by and among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc., and K Bank dated November 22, 2004 [j]

10.11	Change in Terms Agreement by and among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc., W. James Hindman, and K Bank dated April 5, 2005*

10.12	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [h]

10.13	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004 [d]

10.14	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004 [d]

10.15	Form of Purchase Agreement for Series D Convertible Preferred Stock [d]

10.16	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated April 1, 2004 [g]

10.17	Warrants to purchase up to 51,828 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman dated April 1, 2004 [h]

10.18	Letter Agreement with W. James Hindman dated December 6, 2004 and form of Warrant to purchase shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman dated December 6, 2004 [j]

10.19	2002 Stock Option Plan [a]

10.20	Restricted Stock Award Plan [c]

10.21	Avatech Solutions, Inc. Employee Stock Purchase Plan [f]

10.22	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [e]

10.23	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [h]

10.24	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [h]

10.25	Employment Agreement by and between Catherine Dodson and Avatech Solutions Subsidiary, Inc. dated November 15, 2004 [j]

10.26	Software Transfer Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. dated January 26, 2005 [j]

10.27	Asset Purchase Agreement by and among Avatech Solutions Subsidiary, Inc., Comtrex Corporation, Stanton L. Hilburn, and Richard L. Aquino dated April 8, 2005*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

*	Filed herewith
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.

c.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.
d.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
e.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
f.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
g.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 17, 2004, File No. 001-31265.
h.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.
i.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 15, 2004, File No. 001-31265.
j.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 15, 2004, File No. 001-31265.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005	AVATECH SOLUTIONS, INC.
Registrant

/s/ Donald R. “Scotty” Walsh
Chief Executive Officer

/s/ Catherine Dodson
Interim Chief Financial Officer