Form 10-Q/A
period 2005-03-31
AVATECH SOLUTIONS INC
filed 2005-05-16
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005	AVATECH SOLUTIONS, INC.
Registrant

/s/ Donald R. “Scotty” Walsh
Chief Executive Officer

/s/ Christopher D. Olander
Acting Principal Financial Officer