Form 10-K
period 2005-06-30
AVATECH SOLUTIONS INC
filed 2005-09-28
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31265

AVATECH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1035353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10715 Red Run Blvd, Suite 101, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 581-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 2005 was $9,272,577.

The number of shares of common stock outstanding as of September 23, 2005 was 10,908,914.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders (to be filed).

PART I

ITEM 1.	BUSINESS

Background

Avatech Solutions, Inc. was formed as a Delaware corporation on September 9, 1996. During fiscal years 1997 through 1999, the Company consummated business combinations with ten companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States.

In November 2002, Avatech Solutions completed a merger with PlanetCAD, Inc. and became a wholly owned subsidiary of PlanetCAD, Inc., after which PlanetCAD changed its name to Avatech Solutions, Inc. and Avatech changed its name to Avatech Solutions Subsidiary, Inc. As a result of the merger, PlanetCAD’s shareholders retained twenty-five percent of the surviving company and, in exchange for all of the common stock of Avatech Solutions, Inc., Avatech’s shareholders were issued registered shares constituting seventy-five percent of the surviving company’s outstanding common stock. Avatech was deemed to have acquired PlanetCAD because Avatech’s shareholders received the majority of the common stock of the post-merger company. In November 2002, Avatech Solutions, Inc. began trading on the OTC Bulletin Board under the symbol AVSO.OB.

General

The Company is a leader in design and engineering technology solutions with expertise in CAD software, data management, facilities management and process optimization for the manufacturing, engineering, building design and facilities management industries. Avatech specializes in software resale, integration, standards development and deployment, education and technical support, aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. The Company’s sales are to corporations, government agencies, and educational institutions worldwide.

The Company differentiates itself from traditional product resellers through a wide range of value-added services, consisting primarily of training, technical support, and professional services. It also provides software customization, data migration, computer aided design standards consulting, process workflow analysis, and implementation assistance for complex design environments. Its strategic focus is to respond to customers’ requests for interoperability and provide solutions that address broad, enterprise-wide initiatives.

Avatech’s sales and service delivery network consists of approximately 120 employees operating out of sixteen business offices across the United States. The Company has a sales database that has over 180,000 point-of-contact names collected over a sixteen-year time span and an active customer list of approximately 21,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s strategy is to continue to grow its core business as an Autodesk reseller, continue to diversify product offerings, increase professional services as a percentage of total revenue, and expand sales of products and services, and its geographic penetration, through acquisitions of companies that fit this strategy, and through the opening of new offices. The Company’s goals for fiscal 2006, if met, will generate positive net income on revenues of $40-45 million, and revenue levels of $100 million by fiscal 2008 through organic growth of existing lines of business and targeted acquisitions.

Avatech has developed a Research and Development team within its professional services group that is charged with the responsibility of developing tools for customers that facilitate workflow processes involving the software products the Company sells, and new products that complement and enhance the features of those software products. This team was instrumental in preparing Proof Positive, a software product the Company acquired as a result of its merger with PlanetCAD, Inc. in 2002, and sold to its major vendor, Autodesk, Inc. in 2005. It is Avatech’s intention to develop similar products for sale to its customers and to third-party software vendors. Consistent with this objective, in April 2005 the Company announced the release of Vault Access, which allows users of Autodesk’s Inventor software to access, view, and print data in Vault, an Autodesk data management software application.

The Company’s product sales are somewhat cyclic, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. Avatech does not carry significant inventory, and generally places an order with the supplier only after receiving a firm commitment from its customer and, except in unusual situations, does not allow its customers to return merchandise.

Recent Developments

In January, 2005, Avatech completed the sale to Autodesk, Inc. of all of its ownership interest in Proof Positive, a software product developed by PlanetCAD, Inc, with which it merged in 2002. Net proceeds of the sale were $1.9 million, and are included in revenue for the year ended June 30, 2005.

In February of each year, Avatech enters into a new Channel Partner Agreement with Autodesk, Inc., its major vendor. The agreement dated February 1, 2005 provides significantly enhanced opportunities to increase margins on product sales. The Company is aggressively seeking to maximize all of the opportunities in the new agreement with Autodesk to increase revenue and profitability.

On April 8, 2005, the Company acquired all of the assets, and assumed certain defined liabilities, of Comtrex Corp. Comtrex is an authorized Autodesk reseller with offices in Greensboro, Charlotte, and Morrisville, North Carolina, that had developed a similar strategy by emphasizing service offerings in connection with the sale of Autodesk products. The Company hired 14 employees formerly employed by Comtrex and expects this acquisition to increase revenue by approximately $3 million on an annual basis, and to be accretive to earnings.

On March 31, 2005, Avatech was authorized by Autodesk, Inc. to resell its new product data management application known as ProductStream, and immediately qualified for funding from Autodesk to help fund its investment in new resources, primarily employees and marketing initiatives, to capitalize on this new product offering.

In July 2003, the Company entered into an Authorized Reseller Agreement with Dassault Systèmes to market and distribute Dassault’s SmarTeam PLM products in the United States. In connection with this arrangement, Dassault provided certain financial assistance, including funds to create a dedicated PLM sales force and related marketing efforts. In fiscal year 2005, the Company determined that the resources that it was employing to fulfill the Dassault Reseller Agreement could be better utilized in other areas of its operations in order to achieve its growth targets. Therefore, in July 2005 the Company made the decision to discontinue its relationship with Dassault and restructured the loan that it had received in connection with its agreement with Dassault. Under the amended and restated loan agreement, the maturity of the loan was shortened from July 2013 to July 2007, with amortization of one-half the principal balance, plus accrued interest, over eight quarterly periods, and a balloon payment of the remaining one-half of the principal balance, due with accrued interest, on July 1, 2007. All material affirmative and negative covenants, and a financial covenant, were eliminated. The Company believes this debt restructuring will permit it to expand its business without the need for covenant waivers from this lender in the future.

In July 2005, the Company completed a limited offering of Convertible Preferred Stock (Series E) which raised a total of $1,191,000 for working capital purposes. Investors in this offering will receive an annual dividend of 10%, paid quarterly and were granted certain conversion rights and stock warrants. The number of common shares that would be issued under these conversion rights total 1,832,308 and the warrants, if exercised, would result in 366,475 common shares issued.

Products

Substantially all of Avatech’s business consists of the sale of prepackaged software and associated services to customers in the United States. Sales are focused on the following three major product categories and associated value-added services.

Design Automation. More than 90% of total revenues arise from the resale of design software developed by Autodesk, Inc. (Autodesk) for the building design and land development, manufacturing, utilities, and telecommunications industries, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

In addition to Autodesk offerings, Avatech also provides other solutions to its design automation customers, such as electronic document management software from Cyco Software, Inc., which provides methodical and organized processes to store, retrieve, manage, and version design files, drawings, and related documents such as customer correspondence, inventory lists, digital images, and other items. The Company also provides a variety of services along with our design automation software sales, to assist our customers in maximizing the benefits from these software applications. These services include training, technical support, and professional services.

Product Lifecycle Management. Product lifecycle management, or PLM, software products help businesses manage the lifecycle of a product, from design through obsolescence, or the lifecycle of information, including design information. Currently, the Company is an authorized reseller of Autodesk’s PLM solution known as “ProductStream” and expects to generate significant revenues in the future from the sale of this and other PLM products and services to its large installed base of customers and prospective customers.

Facilities Management. Physical assets, such as real estate, buildings, equipment, materials, and furniture make up a significant percentage of an organization’s total asset value. These assets are used by many different business units, departments, and individuals, and must be accurately managed in order to extend asset life cycles and keep operating costs at a minimum.

In 2003, the Company entered into an authorized reseller agreement with Archibus, Inc., a world leader in facilities and infrastructure management products, with more than 100,000 enterprise users, and one million web users worldwide, authorizing it to sell Archibus’ FM solution throughout the U.S. Its flagship product, ARCHIBUS/FM, is a powerful suite of integrated applications that creates a single, comprehensive repository of information on an organization’s people, places, processes and physical assets.

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

The Company sells, customizes, and implements facilities management solutions through its dedicated salespeople, technical specialists and a network of strategic partners. It also provides GIS database development services to facilities management customers, both through its employees and strategic partners.

Services

Avatech offers training courses in over thirty different subjects related to various software solutions offered at nineteen training facilities and through mobile labs that it can send to a customer site or other off-site facilities. Training is led by 17 employees who serve as class instructors and have formal training or successful industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an

Internet based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user and corporate technical support services through its National Support Center (NSC) located in Omaha, Nebraska. A staff of five full-time product and technology consultants assists customers calling with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through e-mail, telephone, and fax channels.

Other professional services include project-focused offerings such as software customization, data migration, computer aided design standards consulting, supplemental staffing for design work, drawing digitization, and symbol library development. Avatech has employed two project managers and four industry specialists who provide professional services to its design automation customers.

Markets and Competition

Design Automation. In the design automation market, Avatech focuses on providing enterprise solutions to small- and medium-sized businesses with under one billion dollars of annual revenue, primarily in the architecture, engineering, and construction (AEC) market and the mechanical design and manufacturing (MDM) market. The AEC market is comprised of design services focused on the construction of large physical assets such as buildings, roads, factories, utility companies, and commercial infrastructure projects. The MDM market is primarily focused on the design, tooling, assembly, and testing of instruments, electronic devices, machines, mechanical devices, and power-driven equipment. The Company also sells prepackaged design automation software to small companies with less than fifty million dollars of annual revenue on an order-fulfillment basis through its call center in Tampa, Florida.

While several local and regional competitors exist in the various geographic territories where the Company conducts business, it has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services and is one of the largest commercial Autodesk resellers in the United States. Two national competitors that could be compared to Avatech in scale, size, geographical reach, and target markets for the resale of Autodesk products are INCAT International, Inc. (INCAT) and RAND A Technology Corporation (RAND).

INCAT is a systems integrator for design automation products with offices located in nine countries and its worldwide headquarters in the United Kingdom. While INCAT is larger than Avatech, the Company estimates that the Autodesk portion of INCAT’s business is less than its Autodesk business. INCAT recently entered into an agreement to be purchased by Tata Motors, a subsidiary of one of the largest conglomerates in India. Avatech cannot yet determine the impact of this transaction on its competitive position with regard to INCAT.

RAND is the largest computer-aided design and engineering technology company worldwide, however the Company believes that its North American Autodesk-related business is larger than that of RAND. It has twenty U.S. offices in the Midwest, Northwest and Florida. RAND operates 104 offices located in twenty-seven countries with its corporate headquarters in Canada.

Product Lifecycle Management. In this market, in which the Company sells Autodesk’s Vault and ProductStream software solutions, they face competition from other Autodesk resellers authorized to sell ProductStream, and face similar competition from local and regional Autodesk resellers in its design automation business.

Facilities Management. The Company provides facilities management solutions to organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries. Its major competitors in facilities management products are CFI, Business Resource Group (“BRG”), and DB Associates. CFI is a privately held company based in Southfield, MI. It provides mainly ARCHIBUS/FM products, as well as consulting services and outsourced staffing, but they are no longer an Autodesk distribution partner. BRG is a privately held company based in Dallas, Texas, whose primary business is the resale of commercial furniture systems. BRG focuses on the ARCHIBUS/FM product line and provides consulting and implementation services and outsourced staffing. DB Associates, parent company of the wholly owned subsidiary, Facilities Resources, Inc. (“FRI”), focuses primarily on furniture management and warehousing services. The Company believes that FRI is the largest ARCHIBUS/FM partner by volume. It also believes that its larger employee pool and well-developed customer base give it advantages over these competitors and will contribute to future growth in this market.

Arrangements with Principal Suppliers

Revenues are primarily derived from the resale of vendor software products and services. These sales are made pursuant to channel sales agreements whereby Avatech is granted the authority to purchase and resell the vendor products and services. Under these agreements, the Company either resells software directly to its customers or acts as a sales agent for various vendors and receive commissions for its sales efforts.

The Company enters into an annual Authorized Channel Partner Agreement with Autodesk, Inc. whereby Autodesk appoints it as a non-exclusive partner to market, distribute, and support Autodesk software products. The Company must achieve yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2005, the Company’s revenue from the sale of Autodesk software was approximately $24 million. This agreement authorizes it to sell certain software products to certain customers in specific geographic areas of the United States and there are no clauses in this agreement that limit or restrict the services that it can offer to customers.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2005, the revenues generated by our top ten customers represented approximately sixteen percent of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

Intellectual Property

The Company regards its technology and other proprietary rights as essential to its business. As such, it relies on copyright, trade secret, confidentiality procedures, contract provisions, and trademark law to protect its technology and intellectual property. Avatech has confidentiality agreements with its consultants and corporate partners and controls access to, and distribution of its products, documentation, and other proprietary information.

Avatech owns several federally registered trademarks, including “AVATECH SOLUTIONS,” and “AVANEWS,” and has other trademark applications pending, but no patents or patent applications pending. There were a number of other trademarks acquired as a result of the merger with PlanetCAD.

This Annual Report contains trademarks and trade names of Avatech Solutions, Inc. and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Employees

At June 30, 2005, the Company had approximately 156 full time employees and two part time employees located in sixteen offices throughout the United States. Approximately 37 of its employees are located its corporate headquarters in Maryland, which also houses a training facility and some sales personnel. None of its employees are represented by collective bargaining agreements, and it has never experienced a work stoppage. The Company believes that its employee relations are good.

Available Information

The Internet website for Avatech Solutions is www.avat.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files with or furnishes such materials to the SEC. The Company’s executive offices are located at 10715 Red Run Blvd, Suite 101, Owings Mills, Maryland 21117 and its telephone number is (410) 581-8080.

ITEM 2.	PROPERTIES

Corporate offices are located in Owings Mills, Maryland where the Company leases approximately 13,430 square feet of office space, pursuant to a lease which expires on July 21, 2011. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Location	Square Footage	Term
Colorado—Englewood	5,786	12/31/2008
Colorado—Boulder	3,720	11/1/2007
Connecticut—Meriden	2,679	12/31/2008
Florida—Tampa	4,103	2/28/2009
Iowa—Cedar Rapids	2,525	5/31/2006
Iowa—Des Moines	3,027	7/31/2011
Kentucky—Georgetown	1,297	3/31/2010
Minnesota—St. Paul	2,782	3/31/2007
Nebraska—Omaha	5,473	12/31/2007
North Carolina—Charlotte	3,500	10/31/2006
North Carolina—Greensboro	885	3/31/2006
North Carolina—Morrisville	3,671	6/30/2006
Texas—Irving	6,920	1/31/2008
Virginia—Alexandria	2,800	10/14/2011
Virginia—Richmond	2,250	3/31/2006
Virginia—Virginia Beach	5,887	10/31/2009

Not listed are leases for space that has been vacated if the sublessee’s payments defray, in whole or in substantial part, the Company’s lease payment obligations.

The commercial real estate market is volatile and unpredictable in terms of available space, rental fees, and occupancy rates and preferred locations. The Company cannot be certain that additional space will be available when it is required, or that it will be affordable or in a preferred location.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of our actions. Management believes that these matters will not have a material adverse effect on its financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Data

Prior to Avatech’s merger with PlanetCAD, PlanetCAD’s common stock was listed on the American Stock Exchange under the symbol “PCD”. Since the date of the merger, Avatech’s common stock has been trading on the OTC Bulletin Board under the symbol “AVSO.OB”. The following table indicates the high and low sales prices per share, rounded to the nearest whole cent, as available through the OTC market for all periods presented. The OTC quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. All prices shown have been restated to reflect the two-for-one stock dividend which was distributed on October 1, 2003 for shareholders of record at September 15, 2003.

Period	High	Low
Fiscal Year Ended June 30, 2004
First Quarter	$0.34	$0.10
Second Quarter	1.00	0.17
Third Quarter	0.51	0.21
Fourth Quarter	1.01	0.37
Fiscal Year Ended June 30, 2005
First Quarter	$0.92	$0.42
Second Quarter	0.60	0.28
Third Quarter	0.75	0.32
Fourth Quarter	0.70	0.43

Recent Closing Prices

On September 23, 2005, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $0.85.

Dividend Information

The Company has never paid cash dividends on its common stock and anticipates that will it continue to retain any earnings for the foreseeable future for use in the expansion and operation of its business.

The Series D Convertible Preferred Stock is eligible for 10% annual, cumulative dividends, payable quarterly, when and as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the Common Stock and all other currently outstanding shares of equity securities. For the year ended June 30, 2005, dividends totaling $77,862 were paid to preferred shareholders.

Number of Stockholders

As of September 23, 2005 there were 258 holders of record of common stock and 16 holders of Series D Convertible Preferred Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical annual consolidated financial data is derived from our audited financial statements as of and for the five years ended June 30, 2005. The following consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Report.

	Year ended June 30,
	2001	2002(2)	2003(1)	2004(1)	2005(3)
Statement of Operations Data:
Revenue:
Product sales	$18,329,676	$16,619,444	$12,369,846	$17,710,150	$20,703,025
Service revenues	5,401,091	5,775,045	5,931,623	5,470,360	6,066,242
Commission revenue	3,767,634	4,245,987	4,199,465	4,769,984	5,475,161
Sale of developed software	—	—	—	—	1,900,000

Total revenue	27,498,401	26,640,476	22,500,934	27,950,494	34,144,428
Cost of revenue:
Cost of product sales	12,643,511	11,071,083	8,776,509	12,647,646	13,211,234
Cost of service revenue	3,415,718	3,365,110	3,766,904	4,086,069	4,606,361
Cost of developed software	—	—	—	—	76,853

Total cost of revenue	16,059,229	14,436,193	12,543,413	16,733,715	17,894,448

Gross margin	11,439,172	12,204,283	9,957,521	11,216,779	16,249,980
Other operating expenses:
Selling, general and administrative	10,367,454	11,720,443	12,201,380	11,073,123	13,399,486
Depreciation and amortization	572,430	503,248	411,612	330,926	358,965
Impairment loss	—	284,766	—	—	—

Total other operating expenses	10,939,884	12,508,457	12,612,992	11,404,049	13,758,451

Operating income (loss)	499,288	(304,174)	(2,655,471)	(187,269)	2,491,529
Other non-operating income/(expense):
Gain on the extinguishment of debt	—	—	1,960,646	—	—
Interest and other income (expense)	60,251	48,171	15,642	38,570	106,947
Minority interest	—	—	(94,140)	(152,500)	(58,882)
Interest expense	(553,180)	(487,230)	(290,373)	(351,987)	(523,737)

	(492,929)	(439,059)	1,591,775	(465,917)	(475,672)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	6,359	(743,233)	(1,063,696)	(653,186)	2,015,857
Income tax expense (benefit)	7,426	(297,651)	408,072	29,898	81,780

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1,067)	$(445,582)	$(1,471,768)	$(683,084)	$1,934,077

Earnings (loss) from continuing operations per common share — basic	$(0.00)	$(0.07)	$(0.18)	$(0.08)	$0.18

Earnings (loss) from continuing operations per common share — diluted	$(0.00)	$(0.07)	$(0.18)	$(0.08)	$0.14

Weighted average number of common shares outstanding — basic	6,662,568	6,674,979	8,028,030	9,341,785	10,355,150

Weighted average number of common shares outstanding — diluted	6,662,568	6,674,979	8,028,030	9,341,785	13,947,055

	Year ended June 30
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$309,621	$222,562	$540,384	$689,995	$294,704
Working capital defecit	(3,927,450)	(1,615,747)	(3,821,523)	(2,979,229)	(1,546,031)
Total assets	8,377,015	7,108,413	5,271,967	6,566,619	8,219,056
Total debt	6,480,880	5,980,013	2,851,212	4,217,655	5,868,760
Total stockholders’ deficit	(3,424,838)	(3,737,862)	(5,974,197)	(6,388,962)	(2,702,414)

(1)	In 2003 and 2004, the Company decided to discontinue the operations of PlanetCAD Inc. and close four additional offices located in California, New York, Michigan and Ohio. The results of operations of these operations are treated as discontinued operations and reported as a separate component of operating results in the consolidated statement of operations for all periods presented. A more detailed description of these transactions is provided in Note 4 of the Consolidated Financial Statements.

(2)	As of July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. As a result of testing goodwill for impairment upon the adoption of Statement 142, the Company recorded a non-cash impairment charge of $520,000, which is included as a cumulative effect of a change in accounting principle in the 2003 statement of operations. A more detailed description of this transaction is provided in Note 1 of the Consolidated Financial Statements.

(3)	In April 2005, the Company acquired the assets and certain liabilities of Comtrex Corporation for aggregate consideration of $573,000. The consolidated financial statements include the results of operations of Comtrex commencing April 8, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Avatech is a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities management markets. The Company specializes in technical support, training, and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable its customers to enhance productivity, profitability, and competitive position. Avatech is one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions.

The Company has a growth strategy which focuses on new ways of expanding its human resources, product offerings, and geographic presence. This strategy includes-

•	focusing on three product groups: Design Automation (DA), Facilities Management (FM), and Data Management (DM);

•	employing highly qualified professionals in specialized areas;

•	expanding our product offerings to include various FM and DM software packages, and new, internally-developed proprietary software; and,

•	focusing on solutions and services selling.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers. In July 2003, the Company entered into an Authorized Reseller Agreement with Dassault Systèmes Corp., an international developer and distributor of product life cycle management (PLM) application software and services. In connection with the Reseller Agreement, Dassault provided Avatech with certain financial assistance to create a dedicated PLM sales force and to conduct related marketing efforts. Over the next two years, the Company determined that the resources that it was employing to fulfill the Dassault Reseller Agreement could be better utilized in other areas of its operations in order to achieve its growth targets. Therefore, in July 2005 the Company made the decision to discontinue its relationship with Dassault and restructured the terms of the loan that it had received in connection with its agreement with Dassault.

During fiscal 2003 and 2004, the Company instituted a number of cost containment measures to align its selling, general and administrative expenses with expected revenue levels. These measures included the closing of underperforming offices, terminating approximately 30 employees in June 2003 and the reduction of professional fees, telephone, supplies, marketing, and travel expenses. In addition, Avatech reduced selling, general and administrative expenses related to underperforming offices. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in the consolidated statements of operations. The consolidated financial statements consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in this Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and the Discreet product line for animation;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Cyco engineering data management solutions using Meridian software; and

•	Autodesk data management software.

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because they do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, Avatech records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 91% of our total product revenue is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, professional services, and technical support to its customers. The Company also offers its customers an assessment tool to analyze the ability and knowledge of current and potential employees in computer aided design. Avatech employs a technical staff of approximately 45 personnel associated with these types of services.

Commission Revenue- The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

Sale of Developed Software and Related Costs- In January 2005, the Company sold a software product, Proof Positive, to Autodesk, Inc. The revenue from that sale was $1,900,000 and is shown as sale of developed software with the corresponding direct costs shown as cost of developed software.

Cost of Product Sales- The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs.

Cost of Service Revenue- Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, benefits, travel, and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expenses- Selling, general and administrative expenses consist primarily of compensation and other expenses associated with the Company’s sales force, management, finance, human resources, and information systems. Advertising and public relations expenses and expenses for facilities, such as rent and utilities, are also included in selling, general and administrative expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. The Company computes depreciation and amortization expenses using the straight-line method. Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

Interest Expense. Interest expense consists primarily of interest on a revolving line-of-credit, a note payable to a member of the Board of Directors and a loan from a vendor.

Critical Accounting Policies

General- The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition, estimates of bad debts and income taxes. All of these critical accounting policies are discussed with and reviewed by the Company’s Audit Committee on a periodic basis. Presented below is a description of the accounting policies that are most critical to an understanding of the consolidated financial statements.

Software Revenue Recognition- The Company derives most of its revenue from the resale of packaged software products, and historically, the Company has not experienced significant customer returns. Avatech earns service revenue from training and other professional services, which often are related to the products that are sold but are not essential to the functionality of the software. Annual support contracts are also offered to customers for the software products that are sold, or the Company offers maintenance and support services under hourly billing arrangements.

Revenue from software arrangements is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. The Company determines whether criteria (3) and (4) have been satisfied based on its judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine these criteria are not met. In the past, it has not been necessary to adjust reported revenues due to changes in conditions, and the Company continues to evaluate current conditions that may affect the nature and timing of our revenue recognition.

Customer arrangements can involve the sale of one or more elements (product, service training, etc.). When this occurs, Avatech allocates revenue to each element if it can determine reliably the relative fair value of each element. The Company limits the assessment of fair value to the price that is charged when the element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, upon which time revenue is recognized over the remaining maintenance or service period. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined. The timing of the revenue that is recognized in future periods from multiple element arrangements with customers will be dependent upon the ability to establish or continue to have vendor-specific objective evidence of the fair value of each of the elements in these types of arrangements.

Bad Debts-The Company maintains an allowance for doubtful accounts for estimated losses which may result from the inability of customers to pay for purchased products and services or for disputes that affect the ability to fully collect accounts receivable. Avatech estimates this allowance by reviewing the status of past-due accounts and records general reserves based on historical bad debt expense. Actual experience has not varied significantly from estimates; however, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to pay for products or services, there may be a need to record additional allowances in future periods. To mitigate this risk, the Company performs ongoing credit evaluations of its customers.

Income Taxes- At June 30, 2005, the Company recorded deferred tax assets of approximately $3.3 million that were fully offset by a valuation allowance because the Company cannot determine with reasonable assurance that they will be realized. The realization of these deferred tax assets will be dependent on the Company’s ability to generate taxable income in future periods. Although the Company reported income before income taxes of $1.9 million in fiscal year 2005, those earnings included profits from the non-recurring sale of a developed software product in the amount of $1.8 million in the third quarter of fiscal 2005.

The Company’s estimates of the realization of the deferred tax assets may change in future periods if they are able to predict with reasonable assurance that their operations will be profitable. Future reductions in the valuation allowance will reduce current or deferred income tax expense.

Years Ended June 30, 2003, 2004, and 2005

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2003	2004	2005
Revenue:
Product sales	55.0%	63.4%	60.6%
Service revenue	26.4%	19.6%	17.8%
Commission revenue	18.6%	17.0%	16.0%
Sale of developed software	—	—	5.6%

Total revenue	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of product sales	39.0%	45.3%	38.7%
Cost of service revenue	16.7%	14.6%	13.5%
Cost of developed software	—	—	0.2%

Total Cost of Revenue	55.7%	59.9%	52.4%

Gross Margin	44.3%	40.1%	47.6%
Other Operating Expenses:
Selling, general and administrative	54.3%	39.6%	39.2%
Depreciation and amortization	1.8%	1.2%	1.1%

Total other operating expenses	56.1%	40.8%	40.3%

Operating income (loss)	(11.8)%	(0.7)%	7.3%
Other non-operating income (expense):
Gain on the extinguishment of debt	8.7%	0.0%	0.0%
Interest and other income	0.1%	0.1%	0.3%
Minority interest	(0.4)%	(0.5)%	(0.2)%
Interest expense	(1.3)%	(1.3)%	(1.5)%

Total other non-operating income (expense)	7.1%	(1.7)%	(1.4)%

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(4.7)%	(2.4)%	5.9%
Income tax expense (benefit)	1.8%	0.1%	(0.2)%

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(6.5)%	(2.5)%	5.7%
Income (loss) from continuing operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	(8.3)%	(0.8)%	—

Income (loss) before cumulative effect of change in accounting principle	(14.8)%	(3.3)%	5.7%
Cumulative effect of change in accounting for goodwill	(2.3)%	—	—

Net income (loss)	(17.1)%	(3.3)%	5.7%

Year Ended June 30, 2004 Compared to Year Ended June 30, 2005

Revenue

	Year ended June 30,
	2004	2005	% change
Revenue:
Product sales	$17,710,150	$20,703,025	16.9%
Service revenue	5,470,360	6,066,242	10.9%
Commission revenue	4,769,984	5,475,161	14.8%
Sale of developed software	—	1,900,000	100.0%

Total Revenue:	$27,950,494	$34,144,428	22.2%

Total revenue for the year ended June 30, 2005 increased by 22.2%, or $6.2 million, over the prior fiscal year. The Company realized double digit sales growth during fiscal 2005 in all three of its revenue categories, with product sales showing the largest increase, up 16.9% from the prior year. The demand for the Company’s main product line of Autodesk software solutions continues to be very strong and Avatech benefited from that continuing trend. During fiscal 2005, Avatech continued to add to its growing sales force and technical support personnel resulting in a strengthening of its market share in many of the locations in which it operates.

In January 2005 Avatech completed the sale to Autodesk, Inc. of all of its ownership interest in Proof Positive, a software product developed by PlanetCAD, Inc., and acquired by the Company in 2002. Net proceeds of the sale were $1.9 million and are shown as sale of developed software in the Company’s financial statements. In addition, in April 2005 the Company acquired the assets of an Autodesk reseller with three offices in North Carolina which increased its fiscal 2005 sales by approximately $430,000.

Service revenue for fiscal 2005 was $6.1 million, compared to $5.5 million in fiscal 2004, an increase of 10.9%. During fiscal year 2004 and continuing through fiscal 2005, the Company added sales and service delivery resources in order to expand its services operation. As these technical resources complete their training and become experienced in the product and service offerings that the Company sells, they become billable to customers for training, implementation and support services. The Company will continue to invest in this category of its business and expects it to become a larger share of its ongoing revenues in the future.

Avatech’s commission revenue also grew during fiscal year 2005, from $4.8 million in 2004 to $5.5 million, an increase of 14.8%. The growth in this revenue category can be attributed to the continuing industry-wide increase in sales volume related to the associated software products that the Company sells.

Cost of Revenue

	Year ended June 30,
	2004	2005	% change
Cost of revenue:
Cost of product sales	$12,647,646	$13,211,234	4.5%
Cost of service revenue	4,086,069	4,606,361	12.7%
Cost of developed software	—	76,853	100.0%

Total cost of revenue	$16,733,715	$17,894,448	6.9%

Gross margin	$11,216,779	$16,249,980	44.9%

Cost of product sales was $13.2 million for fiscal year 2005, compared to $12.6 million for fiscal year 2004, an increase of approximately $564,000, or 4.5%. However, cost of product sales as a percentage of related revenue for fiscal 2005 decreased dramatically to 63.8% from 71.4% in fiscal 2004. The reason for this large reduction is due to the successful efforts of the Company to maximize the sales incentives offered to it by Autodesk by exceeding Autodesk targets for Avatech and focusing on the sales of industry specific products as directed by Autodesk. As the demand for Autodesk products and Avatech’s market share continue to grow, the Company is well positioned to continue to capitalize on the strong market as well as to maximize the incentives that it receives from Autodesk.

The Company believes that it has a great potential to increase its service revenues and has continued to invest resources in this sector. The training of new sales and technical personnel takes between three and four months before those employees can contribute in a meaningful way to increasing service revenues. As a result, the Company’s cost of service revenue for fiscal 2005 grew at a faster rate than the corresponding service revenue. Cost of service revenue for fiscal 2005 was $4.6 million, compared to $4.1 million for fiscal 2004, increasing 12.7%, or approximately $520,000. Cost of service revenue as a percentage of related revenue for fiscal 2005 increased to 76.1% from 74.7% in fiscal 2004. This increase can be attributed to the costs of training in-house personnel coupled with the need to subcontract certain work to third party providers due to services sales volume and the current shortage of adequately trained personnel. The Company is aggressively recruiting both sales and technical personnel but it does not expect to completely address its personnel shortage until the end of fiscal year 2006.

For the reasons noted above and the sale of Proof Positive to Autodesk, Inc., the Company’s gross margin percentage increased to 47.6% for fiscal 2005, compared to 40.1% in fiscal 2004. The total amount of gross margin increased approximately $5.0 million, or 44.9% from fiscal 2004 to fiscal 2005.

Other Operating Expenses

	Year ended June 30,
	2004	2005	% change
Other operating expenses:
Selling, general and administrative	$11,073,122	$13,399,486	21.0%
Depreciation and amortization	330,926	358,965	8.5%

Total other operating expenses	$11,404,048	$13,758,451	20.6%

Selling, General and Administrative. Selling, general and administrative expenses for fiscal year 2005 were $13.4 million, compared to $11.1 million for the fiscal year ended June 30, 2004, an increase of $2.3 million. In fiscal year 2004, the Company received a one-time $1.2 million reimbursement from a supplier for marketing expenses resulting in lower reported expenses for that period. In addition, during fiscal year 2005 the Company continued to add to its sales force in order to capitalize on the strong market demand for the products and services that it sells, thus increasing its overall selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense for fiscal 2005 was $359,000, compared to $331,000 for fiscal 2004, increasing by $28,000. The increase is due primarily to the amortization of a customer list acquired from Comtrex Corporation in April 2005.

Other Non-operating Income (Expense)

	Year ended June 30,
	2004	2005	% change
Other non-operating income (expense):
Minority interest	(152,500)	(58,882)	(61.4)%
Interest and other income	38,570	106,947	277.2%
Interest expense	(351,987)	(523,737)	48.8%

Total other non-operating income (expense)	$(465,917)	$(475,672)	2.1%

Other non-operating expense was $476,000 and $466,000 in fiscal years 2005 and 2004, respectively. The largest component of this category was interest expense which increased commensurate with the increase in the average outstanding borrowings on the lines of credit. The minority interest represents dividends paid on shares of preferred stock issued by one of our subsidiaries and those shares were converted into common stock in fiscal year 2005.

Income Tax Expense

	Year ended June 30,
	2004	2005	% change
Income tax expense	$29,898	$81,780	173.5%

Income tax expense was $81,780 and $29,898 in fiscal years 2005 and 2004, respectively. Tax expense in 2004 relates solely to state and local income taxes and in 2005 relates to federal alternative minimum tax, state and local income taxes. Although the Company has significant net operating loss carryforwards, it was required to pay alternative minimum taxes of $50,000 for 2005.

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

For fiscal 2004, revenue in two categories—product sales and commission revenue—increased due to a positive general economic turnaround, Autodesk’s new product releases and promotional activities, and demand caused by customers upgrading their software. During fiscal 2004, the Company began to offer PLM and F/AM software products from Dassault and Archibus. Also, during October 2003, Avatech reduced prices when Autodesk reduced the price it pays for products by 20% under a short-term promotional program, which increased the volume of units delivered.

Product Sales. Product sales for fiscal 2004 were $17.7 million, compared to $12.4 million in fiscal 2003, increasing $5.3 million. The increase was due to an improving economy, Autodesk’s reduction in “major accounts,” many of whom then started purchasing from Avatech, and increased commercial customer product and service sales from our new product groups, PLM and F/AM.

Service Revenue. Service revenue for fiscal 2004 was $5.5 million, compared to $5.9 million in fiscal 2003, decreasing $461,000. This decrease in service revenue is the result of the market focusing on product upgrades from discontinued products and a reduction in the number of service employees dedicated to service activities. The Company also experienced an unusually high rate of turnover in service professionals, replacing approximately one-half of its application engineers during fiscal 2004. Although some employee turnover is normal, the higher turnover rate during fiscal 2004 occurred because the Company terminated underperforming service employees and hired better qualified personnel. However, it generally takes three to four months for new service personnel to complete their training, and Avatech was not able to fill vacancies in time to prevent the decrease in service revenue. The Company has reestablished its professional service group with highly qualified personnel, and expects all of the new service professionals to be fully trained by October 2004.

Commission Revenue. Commission revenue for fiscal 2004 was $4.8 million, compared to $4.2 million in fiscal 2003, increasing $571,000. The increase in commission revenue was a result of two factors: an increase in net subscription revenue of approximately $952,000, primarily due to the industry-wide increase in sales volume related to the associated software products; and a decrease of approximately $381,000 in commission revenue from Autodesk major accounts due to Autodesk’s new, more restrictive criteria for major accounts, which reduced the number of customers who qualified for major account discounts. Because many of these customers continued to purchase Autodesk software and related services, some of the revenue from these customers that the Company recognized as commission revenue during fiscal 2003 was included in its product sales and service revenue during fiscal 2004.

Cost of Revenue

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

Cost of Service Revenue. Cost of service revenue for fiscal 2004 was $4.1 million, compared to $3.8 million for fiscal 2003, increasing $319,000. Cost of service revenue as a percentage of related revenue for fiscal 2004 increased to 74.7% from 63.5% in the same period in fiscal 2003. The Company attributes this increase in cost of service revenue as a percentage of revenue primarily to its need to subcontract certain work to third party providers in its PLM and F/AM service businesses until the Company’s own service organization is fully staffed and trained. During 2004, the Company was engaged to perform professional services as part of a few large F/AM software implementation projects. In order to provide the appropriate expertise and service the projects, Avatech subcontracted some of this work to third party providers, which resulted in an increase the cost of service revenue.

Gross Margin. The Company calculates gross margin percentage as the quotient obtained by dividing costs by the related revenue. Overall, the gross margin percentage decreased to 40.1% for fiscal 2004, compared to 44.3% in fiscal 2003, primarily due the combination of the increase cost of service revenue and an overall decrease in service revenue. Avatech currently is focused on developing its PLM and F/AM markets for products and related services, and until such time as it generates significant revenue from these new product and service offerings, the margins will be affected by the investment in a professional, well-trained service staff. The Company ultimately expects its service revenue from F/AM and PLM to increase and for our margins to return to historical levels.

Other Operating Expenses

	Year ended June 30,
	2003	2004	% change
Other operating expenses:
Selling, general and administrative	$12,201,380	$11,073,122	(9.2)%
Depreciation and amortization	411,612	330,926	(19.6)%

Total other operating expenses	$12,612,992	$11,404,048	(9.6)%

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2004 were $11.1 million, compared to $12.2 million during the fiscal year ended June 30, 2003, decreasing $1.1 million. Selling, general and administrative expenses as a percent of total revenue were 39.6% during fiscal 2004, and 54.2% during the same period in fiscal 2003. This decrease in selling, general and administrative expenses was principally due to a combination of elements: a $297,000 increase in marketing cooperative credits from Autodesk due to increased sales volume, reimbursement of $1.2 million of the Company’s PLM marketing expenses by Dassault, and our company-wide focus on controlling expenses.

Depreciation and Amortization. Depreciation and amortization expenses for fiscal 2004 were $331,000, compared to $412,000 for fiscal 2003, decreasing $81,000. Depreciation and amortization expenses of property and equipment decreased as a result of an increase in the number of fully depreciated assets compared to the prior period.

Other Non-operating Income (Expense)

	Year ended June 30,
	2003	2004	% change
Other non-operating income (expense):
Gain on the extinguishment of debt	$1,960,646	$—	—
Minority interest	(94,140)	(152,500)	62.0%
Interest and other income	15,642	38,570	146.6%
Interest expense	(290,373)	(351,987)	21.2%

Total other non-operating income (expense)	$1,591,775	$(465,917)	—

Other non-operating income (expense) was ($466,000) and $1.6 million in fiscal 2004 and fiscal 2003, respectively. The significant increase in other income during the 2003 fiscal year relates to a gain recorded from the extinguishment of debt. In January 1999, the Company borrowed $3.0 million from a significant supplier. In August 2002, Avatech executed an agreement to extinguish the debt for a cash payment of $1.0 million, resulting in a $2.0 million gain on the extinguishment of debt. The minority interest represents dividends paid on shares of preferred stock issued by one of its subsidiaries.

Income Tax Expense

	Year ended June 30,
	2003	2004	% change
Income tax expense	$408,072	$29,898	(92.7)%

Income tax expense was $30,000 and $408,000 in fiscal 2004 and fiscal 2003, respectively. In August 2002, the Company realized a $2.0 million taxable gain from the extinguishment of certain debt, which resulted in recording a net deferred tax asset of $373,000 at June 30, 2002. In 2003, the Company recorded deferred income tax expense of $373,000 related to the estimated reduction in deferred tax assets in 2003. Tax expense in fiscal 2004 relates solely to state and local income taxes. Because the Company has significant net operating loss carryforwards, it does not expect to pay federal income taxes for the foreseeable future.

Cumulative Effect of Change in Accounting Principle

	Year ended June 30,
	2003	2004	% change
Cumulative effect of change in accounting for goodwill	$(520,000)	—	—

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result of adopting Statement 142 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $520,000, which is included in cumulative effect of change in accounting principle in the 2003 consolidated statement of operations. The impairment charge relates solely to Avatech of Michigan, a business unit that ceased operations in June 2003.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock.

The Company’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company minimizes inventory level through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 90% of its product from one principal supplier which provides it with $3.0 million of available credit to finance those purchases.

Prior to the merger with PlanetCAD, Inc. in November 2002, the Company had outstanding $1.7 million of 10% subordinated notes. The notes matured on July 1, 2003 and interest was payable quarterly. On November 19, 2002, with the completion of the merger with PlanetCAD, subordinated note holders owning an aggregate of $1.5 million of subordinated notes exchanged their notes for preferred stock in a subsidiary. These shares automatically converted to common stock in November 2004.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for fiscal 2005 were approximately $393,000, compared to $333,000 for the same period in 2004.

On July 22, 2003, the Company entered into a loan agreement with Dassault Systèmes to borrow up to $1.5 million for working capital purposes. In July 2005, the Company renegotiated the repayment terms on the $1,456,000 outstanding balance. The new agreement provides for quarterly principal payments of approximately $91,000 along with accumulated interest charges, at an annual rate of 6%. These quarterly payments began in July 2005 and will continue until July 1, 2007 when the final payment of approximately $727,000 becomes due.

On September 11, 2003, the Company entered into a loan and security agreement with a bank to replace the revolving credit facility with another lending institution. The new loan agreement provided for a $2.5 million revolving line of credit payable within 60 days of demand by the lender. In August 2004, the bank amended the loan and security agreement to increase the credit extended to the lesser of $3.0 million or 85% of the Company’s aggregate outstanding eligible accounts receivable and extended the maturity to September 2006. Borrowings under this line-of-credit bear interest at the greater of 7.5%, or the prime rate plus 2.0% (8.25 % at June 30, 2005) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

On October 28, 2004, the Company’s wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bear interest at the greater of 7.5%, or the prime rate plus 2.0% (7.75% at June 30, 2005) and are secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors.

The total borrowing from the bank under the $3.0 million line and the $700,000 line was approximately $3.2 million at June 30, 2005.

Additionally, the Company has outstanding borrowings of approximately $902,000 (net of unamortized debt discount) at June 30, 2005 that are payable to a director and shareholder. On July 1, 2005, the maturity date of this borrowing was extended to July 1, 2006.

In July 2005, the Company completed a limited offering of Convertible Preferred Stock (Series E) which raised a total of $1.2 million for working capital purposes. Investors in this offering will receive an annual dividend of 10%, paid quarterly, and were granted certain conversion rights and stock warrants. The number of common shares that would be issued under these conversion rights total 1,832,308, and the warrants, if exercised, would result in 366,475 common shares being issued.

Outstanding debt totaled approximately $5.9 million at June 30, 2005, and the Company had a deficiency of working capital of approximately $1.5 million. The working capital deficit was in large part caused by the classification of the lines of credit as current liabilities due to their demand provisions. Despite the existence of the 60-day demand provision on these lines-of-credit, the Company does not believe it is likely that the bank will exercise the demand provisions of the agreements. In addition, the Company fully expects to have a new financing arrangement with another lender by the end of fiscal year 2006 that would extend the maturity of the current lines of credit and provide for an increased borrowing limit. The Company’s working capital needs have stabilized, and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

Since Avatech is one of the largest resellers of Autodesk software and since Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company fully expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement with Autodesk expires on February 1st of each year, but

Autodesk has indicated its intention to renew the Agreement on February 1, 2006. In addition, the Company continues to diversify its revenues by increasing its service revenues and the sale of non-Autodesk software.

Below is a summary of our contractual obligations and commitments at June 30, 2005:

	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Lines of credit	$3,197,851	$3,197,851	$—	$—	$—
Long-term obligations	1,768,740	605,343	1,163,397	—	—
Interest on fixed rate obligations	277,506	209,262	68,244	—	—
Operating leases	4,348,499	1,202,408	1,816,806	963,291	365,994
Note payable to related party and capital lease obligations	1,115,019	95,545	1,019,474	—	—

Total obligations	$10,707,615	$5,310,409	$4,067,921	$963,291	$365,994

Quarterly Results of Operations

The following table sets forth unaudited quarterly financial information for each of the eight quarters in the two years ended June 30, 2005. Management believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report and, in management’s opinion, this information includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the unaudited quarterly operating results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Report. These operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005
Revenues	$5,866,312	$7,867,073	$7,836,045	$6,381,064	$6,752,063	$8,186,433	$10,438,146	$8,768,786
Cost of sales	3,541,026	4,980,595	4,385,298	3,826,796	4,089,623	4,646,081	4,389,152	4,769,592
Gross margin	2,325,286	2,886,478	3,450,747	2,554,268	2,662,440	3,540,352	6,048,994	3,998,194
Operating income (loss)	(244,861)	142,011	398,767	(483,186)	(675,988)	160,277	2,162,897	844,343
Net income (loss)	(503,476)	4,725	170,362	(598,376)	(813,448)	9,482	2,024,529	713,514
Earnings (loss) per share-basic	$(0.04)	$(0.00)	$0.02	$(0.06)	$(0.09)	$(0.00)	$0.18	$0.06

Earnings (loss) per share-diluted	$(0.04)	$(0.00)	$0.01	$(0.06)	$(0.09)	$(0.00)	$0.14	$0.05

Shares used in basic computation	9,127,160	9,217,874	9,304,794	9,396,846	9,599,659	10,124,694	10,865,042	10,868,326

Shares used in diluted computation	9,127,160	9,217,874	12,377,537	9,396,846	9,599,659	10,124,694	14,092,635	14,112,125

Operating results may vary significantly from quarter to quarter due to a variety of factors. One such significant factor is the potential fluctuation in revenue due to seasonality of the business. Historically, the Company has experienced such seasonal fluctuations in revenue, with increased revenue in the second and third quarters, and lower revenue in its first and fourth quarters. These seasonal fluctuations are often driven by Autodesk’s new product releases and promotional campaigns.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At June 30, 2005, approximately 58% of its outstanding debt bore interest at variable rates. Accordingly, earnings and cash flow are affected by changes in interest rates, though not by an amount that is material to the Company. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2005 average interest rate under these borrowings, it is estimated that the 2005 interest expense and net income would have changed by less than $30,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Committees and Meetings of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance With Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

2.	Financial Statement Schedules: Schedule II - Schedule of Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2004 and 2005 and for each of the three years in the period ended June 30, 2005, and have issued our report thereon dated September 21, 2005 (included elsewhere in this Report). Our audits also included the financial statement schedule responsive to Item 15 of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 21, 2005

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Year Ended June 30, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$100,000	$8,650	$40,600	(2)	$—		$149,250
Valuation allowance for deferred tax assets	3,272,999	—	(754,159	)(6)	—		2,518,840
Year Ended June 30, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$160,000	$75,000	$—		$(135,000	)(1)	$100,000
Valuation allowance for deferred tax assets	3,072,391	—	200,608	(3)	—		3,272,999
Year Ended June 30, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts:	112,000	118,000	53,000	(2)	(123,000	)(1)	160,000
Valuation allowance for deferred tax assets	1,602,899	—	1,469,492	(4)	—		3,072,391

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Allowance recorded upon acquisition.

(3)	Increase in valuation allowance, net of temporary differences.

(4)	Increase in valuation allowance, net of temporary differences and reversal of income tax benefit recorded in prior period.

(5)	Income tax benefit recorded, net of temporary differences.

(6)	Decrease in valuation allowance, net of temporary differences.

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [c]

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock [d]

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock [e]

3.8	Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock [f]

3.9	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [f]

3.10	Certificate of Elimination of Series A Junior Participating Preferred Stock [f]

3.11	Certificate of Elimination of Series C Convertible Preferred Stock [f]

3.12	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [f]

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation [k]

3.14	By-Laws [b]

10.01	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2003 [e]

10.02	Autodesk Authorized Channel Partner Agreement by and among Avatech Solutions, Inc. and Autodesk, Inc. effective as of February 1, 2004 [f]

10.03	Loan Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003, as amended (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [g]

10.04	Security Agreement by and between Avatech Solutions Subsidiary, Inc. and a Strategic Partner dated July 22, 2003 (portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment) [g]

10.05	Demand Promissory Note by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust in the amount of $2,000,000 dated September 11, 2003 [g]

10.06	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc. and Key Bank and Trust dated September 11, 2003 [g]

10.07	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [k]

10.08	Form of Promissory Note, principal amount $500,000.00, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated May 28, 2003 [g]

10.09	Warrants to purchase up to 32,400 shares of common stock issued by Avatech to W. James Hindman dated May 28, 2003 [g]

10.10	Affidavit and Discharge of Indebtedness by W. James Hindman [g]

10.11	Form of 10% Subordinated Note with attached Warrant issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering, dated January 1, 2004 [f]

10.12	Form of 12 % Subordinated Note issued by Avatech Solutions, Inc. to certain note holders in connection with Avatech Solutions Subsidiary, Inc.’s 1998 $2,600,000 Subordinated Debt Offering dated January 1, 2004 [f]

10.13	Form of Purchase Agreement for Series D Convertible Preferred Stock [f]

10.14	2002 Stock Option Plan [a]

10.15	Restricted Stock Award Plan [e]

10.16	Avatech Solutions, Inc. Employee Stock Purchase Plan [i]

10.17	Employment Agreement by and between Eric L. Pratt and Avatech Solutions, Inc. effective April 15, 2003 [h]

10.18	Employment Agreement by and between Scott N. Fischer and Avatech Solutions, Inc. dated as of March 17, 2003 [g]

10.19	Separation Agreement between Scott Fischer and Avatech Solutions, Inc. dated as of March 10, 2004 [j]

10.20	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.21	Employment Agreement by and between Beth O. MacLaughlin and Avatech Solutions Subsidiary, Inc. dated as of August 7, 2003 [k]

10.22	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [k]

10.23	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [k]

10.24	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated April 1, 2004 [j]

10.25	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [k]

10.26	Employment Agreement by and between Eric L. Pratt and Avatech Solutions Subsidiary, Inc. dated June 1, 2004. [k]

10.27	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 [l]

10.28	Autodesk Authorized Channel Partner Agreement with Avatech Solutions, Inc., dated February 1, 2005 [l]

10.29	Change in Terms Agreement between Avatech Solutions Subsidiary, Inc. and K Bank, dated November 22, 2004 [m]

10.30	Amendment to Loan and Security Agreement between Avatech Solutions Subsidiary, Inc. and K Bank, dated December 15, 2004 [m]

10.31	Amendment to Subordination Agreement between Avatech Solutions Subsidiary, Inc., K Bank, and Dassault Systemes, dated December 15, 2004 [m]

10.32	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 [m]

10.33	Employment Agreement between Avatech Solutions Subsidiary, Inc. and Catherine Dodson, dated November 15, 2004 [m]

10.34	Software Transfer Agreement between Avatech Solutions, Inc. and Autodesk, Inc. dated January 26, 2005 [m]

10.35	Amended and Restated Demand Promissory Note from Avatech Solutions Subsidiary, Inc. to K Bank, dated November 24, 2004 [m]

10.36	Modification Agreement between Avatech Solutions Subsidiary, Inc., K Bank, Avatech Solutions, Inc. and Technical Learningware Company, dated November 24, 2004 [n]

10.37	Second Amended and Restated Demand Promissory Note from Avatech Solutions Subsidiary, Inc. to K Bank dated October 22, 2004 [n]

10.38	Second Modification Agreement between Avatech Solutions Subsidiary, Inc. and K Bank, dated October 22, 2004 [n]

10.39	Business Loan Agreement between Avatech Solutions Subsidiary, Inc. and K Bank, dated October 28, 2004 [n]

10.40	$700,000 Promissory Note from Avatech Solutions Subsidiary, Inc. to K Bank, dated October 28, 2004 [n]

10.41	Commercial Security Agreement between Avatech Solutions Subsidiary, Inc. and K Bank, dated October 28, 2004 [n]

10.42	Commercial Guaranty from Avatech Solutions, Inc. to K Bank, dated October 28, 2004 [n]

10.43	Commercial Guaranty from W. James Hindman to K Bank, dated October 28, 2004 [n]

14.1	Code of Business Conduct and Ethics [o]

21.1	Subsidiaries of the Registrant [i]

23.1	Consent of Ernst & Young LLP *

24.1	Power of Attorney [o]

31.1	Rule 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith

a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.

b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.

c.	Incorporated by reference to our Registration Statement on form 8-A filed on March 11, 2002, File No. 001-31265.

d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.

e.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on April 11, 2003, File No. 333-104035.

f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.

g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.

h.	Incorporated by reference to our Amended Registration Statement on form S-1, filed on June 4, 2003, File No. 333-104035.

i.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.

j.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 17, 2004, File No. 001-31265.

k.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.

l.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265.

m.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265

n.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on November 15, 2004, File No. 001-31265

o.	Incorporated by reference to our Annual Report on form 10-K, filed on September 28, 2004, File No. 001-31265.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: September 28, 2005	By:	/s/ DONALD R. (SCOTTY) WALSH
Donald R. (Scotty) Walsh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ EDGAR D. ARONSON	By:	/s/ W. JAMES HINDMAN
	Edgar D. Aronson, Director		W. James Hindman, Director
	September 28, 2005		September 28, 2005
	By: Christopher D. Olander, Attorney-in-fact		By: Christopher D. Olander, Attorney-in-fact

By:	/s/ GARNETT Y. CLARK, JR.	By:	/s/ ROBERT POST
	Garnett Y. Clark, Jr. , Director		Robert Post, Director
	September 28, 2005		September 28, 2005
	By: Christopher D. Olander, Attorney-in-fact		By: Christopher D. Olander, Attorney-in-fact

By:	/s/ GEORGE COX	By:	/s/ Donald “Scotty” Walsh
	George Cox, Director		Donald “Scotty” Walsh, Director
	September 28, 2005		September 28, 2005
By: Christopher D. Olander, Attorney-in-fact

By:	/s/ EUGENE J. FISCHER	By:	/s/ Lawrence Rychlak
	Eugene J. Fischer, Director		Lawrence Rychlak, Chief Financial Officer
	September 28, 2005		September 28, 2005
By: Christopher D. Olander, Attorney-in-fact

FINANCIAL STATEMENTS AND SCHEDULES

Avatech Solutions, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Avatech Solutions, Inc. and subsidiaries as of June 30, 2004 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatech Solutions, Inc. and subsidiaries at June 30, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 21, 2005

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$689,995	$294,704
Accounts receivable, less allowance of $100,000 in 2004 and $149,250 in 2005	3,906,724	5,807,859
Other receivables	366,475	189,383
Inventory	215,321	530,715
Prepaid expenses and other current assets	469,590	227,010

Total current assets	5,648,105	7,049,671
Property and equipment:
Computer software and equipment	2,396,593	2,719,876
Office furniture and equipment	881,036	910,353
Leasehold improvements	197,245	277,570

	3,474,874	3,907,799
Less accumulated depreciation and amortization	2,921,705	3,214,961

	553,169	692,838
Customer list, net of accumulated amortization of $17,483	—	262,241
Goodwill	52,272	52,272
Other assets	313,073	162,034

Total assets	$6,566,619	$8,219,056

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30
	2004	2005
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$5,257,848	$3,378,858
Accrued compensation and related benefits	347,020	400,819
Borrowings under lines-of-credit	1,640,180	3,197,851
Current portion of long-term debt	92,544	605,343
Deferred revenue	956,636	572,113
Other current liabilities	333,106	440,718

Total current liabilities	8,627,334	8,595,702
Long-term debt	1,606,206	1,163,397
Note payable to related party	878,725	902,169
Other long-term liabilities	318,316	260,202
Commitments and contingencies	—	—
Minority interest	1,525,000	—
Stockholders’ deficit:
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized, issued and outstanding at June 30, 2004 and 2005; aggregate liquidation preference of $778,522 at June 30, 2004 and 2005	12,975	12,975
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 9,460,380 at June 30, 2004 and 10,868,330 at June 30, 2005	94,605	108,683
Additional paid-in capital	3,737,574	5,475,967
Accumulated deficit	(10,234,116)	(8,300,039)

Total stockholders’ deficit	(6,388,962)	(2,702,414)

Total liabilities and stockholders’ deficit	$6,566,619	$8,219,056

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30
	2003	2004	2005
Revenues:
Product sales	$12,369,846	$17,710,150	$20,703,025
Service revenue	5,931,623	5,470,360	6,066,242
Commission revenue	4,199,465	4,769,984	5,475,161
Sale of developed software	—	—	1,900,000

	22,500,934	27,950,494	34,144,428
Cost of revenue:
Cost of product sales	8,776,509	12,647,646	13,211,234
Cost of service revenue	3,766,904	4,086,069	4,606,361
Cost of developed software	—	—	76,853

	12,543,413	16,733,715	17,894,448

Gross margin	9,957,521	11,216,779	16,249,980
Other operating expenses:
Selling, general and administrative	12,201,380	11,073,122	13,399,486
Depreciation and amortization	411,612	330,926	358,965

	12,612,992	11,404,048	13,758,451

Operating income (loss)	(2,655,471)	(187,269)	2,491,529
Other income (expense):
Gain on the extinguishment of debt	1,960,646	—	—
Minority interest	(94,140)	(152,500)	(58,882)
Interest and other income	15,642	38,570	106,947
Interest expense	(290,373)	(351,987)	(523,737)

	1,591,775	(465,917)	(475,672)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,063,696)	(653,186)	2,015,857
Income tax expense	408,072	29,898	81,780

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,471,768)	(683,084)	1,934,077
Loss from operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	(1,856,538)	(243,681)	—

Income (loss) before cumulative effect of change in accounting principle	(3,328,306)	(926,765)	1,934,077
Cumulative effect of change in accounting for goodwill	(520,000)	—	—

Net income (loss)	$(3,848,306)	$(926,765)	$1,934,077

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle per common share – basic	$(0.18)	$(0.08)	$0.18

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle per common share – diluted	$(0.18)	$(0.08)	$0.14

Earnings (loss) per common share – basic	$(0.48)	$(0.11)	$0.18

Earnings (loss) per common share –diluted	$(0.48)	$(0.11)	$0.14

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

	Convertible Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2002	—	$—	—	$—	6,662,010	$66,621	$1,654,562	$(5,459,045)	$(3,737,862)
Issuance of shares of common stock to purchase PlanetCAD, Inc.	—	—	—	—	2,235,864	22,359	1,262,641	—	1,285,000
Issuance of warrants in conjunction with notes payable	—	—	—	—	—	—	36,288	—	36,288
Issuance of Series C Convertible Preferred Stock for cash	172,008	1,720	—	—	—	—	288,963	—	290,683
Net loss	—	—	—	—	—	—	—	(3,848,306)	(3,848,306)

Balance at June 30, 2003	172,008	1,720	—	—	8,897,874	88,980	3,242,454	(9,307,351)	(5,974,197)
Issuance of common stock as compensation	—	—	—	—	562,506	5,625	96,446	—	102,071
Conversion of Series C Convertible Preferred Stock into Series D Convertible Preferred Stock	(172,008)	(1,720)	484,487	4,845	—	—	(3,125)	—	—
Issuance of Series D Convertible Preferred Stock and warrants to purchase common stock	—	—	813,050	8,130	—	—	419,945	—	428,075
Preferred stock dividends	—	—	—	—	—	—	(56,305)	—	(56,305)
Issuance of warrants to purchase common stock	—	—	—	—	—	—	38,159	—	38,159
Net loss	—	—	—	—	—	—	—	(926,765)	(926,765)

Balance at June 30, 2004	—	$—	1,297,537	$12,975	9,460,380	$94,605	$3,737,574	$(10,234,116)	$(6,388,962)

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Continued)

	Convertible Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2004	—	$—	1,297,537	$12,975	9,460,380	$94,605	$3,737,574	$(10,234,116)	$(6,388,962)
Issuance of common stock as compensation	—	—	—	—	61,258	613	33,587	—	34,200
Issuance of common stock upon the exercise of warrants	—	—	—	—	381,011	3,810	149,820	—	153,630
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	312,870	3,128	79,609	—	82,737
Conversion of preferred stock of subsidiary into common stock	—	—	—	—	680,760	6,807	1,518,193	—	1,525,000
Issuance of common stock upon the exercise of stock options	—	—	—	—	2,051	20	600	—	620
Issuance of warrants to purchase common stock	—	—	—	—	—	—	34,146	—	34,146
Preferred stock dividends	—	—	—	—	—	—	(77,862)	—	(77,862)
Forfeiture of restricted common stock issued as compensation	—	—	—	—	(30,000)	(300)	300	—	—
Net income	—	—	—	—	—	—	—	1,934,077	1,934,077

Balance at June 30, 2005	—	$—	1,297,537	$12,975	10,868,330	$108,683	$5,475,967	$(8,300,039)	$(2,702,414)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30
	2003	2004	2005
Cash flows from operating activities
Net income (loss)	$(3,848,306)	$(926,765)	$1,934,077
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts ( bad debt recoveries, net)	118,046	74,821	(6,250)
Gain on extinguishment of debt	(1,960,646)	—	(11,217)
Depreciation and amortization	665,990	330,926	358,965
Deferred income taxes	373,000	—	—
Impairment loss	256,864	—	—
Non-cash stock compensation expense	—	102,071	34,200
Cumulative effect of change in accounting principle	520,000	—	—
Write-off of in-process research and development	282,000	—	—
Loss on disposal of property and equipment	116,862	62,785	—
Amortization of debt discount charged to interest expense	6,325	37,633	25,995
Changes in operating assets and liabilities:
Accounts receivable and other receivables	787,249	(954,897)	(1,485,912)
Inventory	209,136	(68,444)	(297,646)
Prepaid expenses and other current assets	235,997	19,857	252,585
Other assets	—	(256,782)	151,039
Accounts payable and accrued expenses	725,490	168,641	(2,160,473)
Accrued compensation and related benefits	109,014	(7,535)	41,281
Deferred revenue	(142,874)	219,673	(389,968)
Other current liabilities	(10,000)	(30,312)	95,878

Net cash used in operating activities	(1,555,853)	(1,228,328)	(1,457,446)
Cash flows from investing activities
Purchase of property and equipment	(273,088)	(332,564)	(392,999)
Proceeds from sale of property and equipment	7,325	46,177	—
Proceeds from sale of available-for-sale securities	625,000	—	—
Acquisition costs related to PlanetCAD merger	(612,782)	—	—
Cash received from PlanetCAD merger	995,425	—	—

Net cash provided by (used in) investing activities	741,880	(286,387)	(392,999)
Cash flows from financing activities
Proceeds from borrowings under line-of-credit	29,490,344	31,964,775	42,069,933
Repayments of borrowings under line-of-credit	(29,278,536)	(31,953,574)	(40,612,381)
Proceeds from issuance of long-term debt	175,000	1,500,000	—
Proceeds from issuance of notes payable to related parties	1,500,000	—	—
Repayments of long-term debt	(1,000,000)	(51,250)	(103,403)
Proceeds from issuance of preferred stock	290,683	330,244	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	—	—	236,981
Dividends paid to preferred shareholders	—	(56,305)	(77,862)
Change in other assets related to financing costs	(45,696)	(62,071)	—
Change in other current liabilities related to financing	—	37,498	—
Change in other long-term liabilities	—	(44,991)	(58,114)

Net cash provided by financing activities	1,131,795	1,664,326	1,455,154

Net increase (decrease) in cash and cash equivalents	317,822	149,611	(395,291)
Cash and cash equivalents—beginning of year	222,562	540,384	689,995

Cash and cash equivalents—end of year	$540,384	$689,995	$294,704

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Goodwill and Accounting Change

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. Prior to July 1, 2002, goodwill was amortized on a straight-line basis over 15 to 20 years. As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and recorded a cumulative effect of a change in accounting principle of $520,000 upon adoption. Under Statement 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

There were no changes in the carrying amount of goodwill of $52,272 for the years ended June 30, 2004 and 2005.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

	Year ended June 30
	2003	2004	2005
Net income (loss) as reported	$(3,848,306)	$(926,765)	$1,934,077
Add: Stock-based employee compensation cost included in net loss, net of income taxes	—	102,071	34,200
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(191,855)	(253,450)	(309,364)

Pro forma net income (loss)	(4,040,161)	(1,078,144)	1,658,913
Less: Preferred stock dividends	—	(56,305)	(77,862)

Pro forma net income (loss) attributable to common shareholders	$(4,040,161)	$(1,134,449)	$1,581,051

Earnings (loss) per common share – basic (as reported)	$(0.48)	$(0.11)	$0.18

Earnings (loss) per common share – basic (pro forma)	$(0.50)	$(0.12)	$0.15

Earnings (loss) per common share – diluted (as reported)	$(0.48)	$(0.11)	$0.14

Earnings (loss) per common share – diluted (pro forma)	$(0.50)	$(0.12)	$0.12

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

	Year ended June 30
	2003	2004	2005
Average risk-free interest rate	3.03%	3.28%	3.54% - 3.98%
Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 –6.2 years
Expected volatility	1.95	2.58	2.58 – 3.20
Weighted average fair value of granted options	$0.86	$0.52	$0.47

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

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses approximated $780,000, $813,000 and $1,098,000 for years ended June 30, 2003, 2004 and 2005, respectively.

Business Segment Reporting

The Company’s operations are reviewed by the Company’s chief operating decision maker as a single segment.

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

Stock Split

The Company’s board of directors authorized a three-for-one stock split in the form of a stock dividend to be distributed to stockholders of record on September 15, 2003. All share and per share data for periods prior to the stock split included in the consolidated financial statements have been restated to reflect the split.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

The Company will adopt the provisions of Statement 123(R) on July 1, 2005, using the modified prospective method. Unvested stock-based awards issued prior to November 19, 2002, the date that the Company’s common stock became publicly traded and disclosed in the accompanying consolidated financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option pricing model), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after November 19, 2002 and through June 30, 2005 which have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value determined using the Black-Scholes option pricing model and disclosed in the historical financial statements in accordance with the provisions of Statement No. 123. (See also Note 1, Stock Options and Stock Granted to Employees.)

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, accordingly, recognizes no compensation cost when employee stock options are granted with exercise prices equal to the quoted market value of the underlying shares on the date of grant. In addition, the Company’s employee stock purchase plan, accounted for as a non-compensatory plan under APB No. 25, will be accounted for as a compensatory plan under Statement 123(R), absent certain changes to the plan’s existing provisions. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future. Assuming that no additional share-based payments were granted in fiscal year 2006, compensation expense will increase by approximately $78,000 in fiscal year 2006 as a result of adopting Statement 123(R).

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $282,000, $235,000 and $604,000 in 2003, 2004 and 2005, respectively.

In 2004, the Company issued Series D Preferred Stock valued at $98,000 to reduce the value of a related party note payable.

3. Business Combinations

Merger with PlantCAD, Inc

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

Acquisition of Comtrex Corporation

In April 2005, the Company acquired all of the assets of Comtrex Corporation, an authorized Autodesk reseller with offices in Greensboro, Charlotte and Morrisville, North Carolina. The purchase price for the acquired assets was the assumption of liabilities of approximately $573,000.

The fair values of the assets acquired and the liabilities assumed at the date of acquisition are as follows:

Accounts receivable, net of allowance for doubtful accounts of $40,600	$224,865
Inventory	17,748
Prepaid expenses and other current assets	23,271
Office furniture and other equipment	27,348
Customer list	279,724

Total assets acquired	$572,956

Accounts payable	$281,483
Accrued compensation	12,518
Deferred revenue	5,445
Other current liabilities	98,740
Notes payable	174,770

Total liabilities assumed	$572,956

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisition of Comtrex, assuming that it occurred on July 1, 2003.

	Year ended June 30
	2004	2005
Revenues	$31,862,000	$37,100,000

Net income (loss)	$(614,000)	$2,168,000

Earnings (loss) per common share- basic	$(0.07)	$0.20

Earnings (loss) per common share- diluted	$(0.07)	$0.16

The intangible asset resulting from this acquisition is attributed to the fair value of the Comtrex customer list which has an estimated useful life of four years. Future expected amortization expense is approximately $136,000 for fiscal year 2006, $60,000 for fiscal year 2007, and $30,000 for fiscal years 2008 and 2009.

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

In addition, the Company in May 2003 decided to discontinue the PlanetCAD business it acquired in November 2002. These operations were conducted from the Company’s Boulder, Colorado office, which was closed in June 2003. The software product technology developed by PlanetCAD was sold in May 2003 to an unrelated third party in the United Kingdom for $1,200,000 and the Company recorded a loss on disposal of approximately $175,000 in June 2003.

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

Summarized operating results of the discontinued operations are as follows:

	For the year ended June 30,
	2003	2004
Revenue:
Reseller locations	$1,585,320	$42,532
PlanetCAD operations	659,153	30,474

Total revenue	$2,244,473	$73,006

Pre-tax income (loss):
Reseller locations	$61,770	$(89,666)
PlanetCAD locations	(1,564,308)	(154,015)

Total pre-tax loss	$(1,502,538)	$(243,681)

5. Borrowings Under Lines-of-Credit

The Company maintains a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings are limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bear interest at the greater of 7.5%, or the prime rate plus 2.0% (8.25% at June 30, 2005) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bear interest at the greater of 7.5%, or the prime rate plus 2.0% (8.25% at June 30, 2005) and are secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. In December 2004, the Company paid the Chairman a commitment fee of $28,000 in cash and issued warrants to purchase 100,000 shares of common stock for $0.35 per share in consideration for the guarantee. The estimated fair value of the warrants of $34,136 was determined using a generally accepted valuation model.

The outstanding borrowings from the bank under the $3.0 million line and the $700,000 line were $3,197,857 at June 30, 2005. Because the interest rate adjusts with changes in the prime rate, the estimated fair value of the borrowings under the line of credit is equal to the carrying amount.

6. Long-Term Debt and Gain on the Extinguishment of Debt

Loans From Software Vendor

On July 22, 2003, the Company entered into a marketing and channel distribution agreement with a software vendor. Under this agreement, the Company provided marketing, distribution and related services for the vendor’s products. In connection with this agreement, the software vendor agreed to fund certain marketing costs incurred by the Company. Additionally, the arrangement provided for a loan by the software vendor to fund working capital needs related to the distribution of these products.

The terms of the loan agreement provided for a loan of $1,500,000 with repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. In July 2005 the Company made the decision to discontinue its relationship with the vendor and restructured the loan. The new terms of the loan provide for quarterly principal payments of approximately $91,000 plus interest at an annual rate of 6%. These quarterly payments began in July 2005 and will continue until July 1, 2007 when the final payment of approximately $727,000 is due. The balance of this loan was $1,500,000 and $1,455,882 at June 30, 2004 and 2005, respectively.

Subordinated Notes Payable

At June 30, 2004 and 2005, the Company had outstanding notes payable of $198,750 and $172,500, respectively, due on July 1, 2005 and subordinated to other borrowings. The notes accrued interest at rates ranging from 10% to 12% per annum, payable quarterly and were repaid on July 1, 2005.

Note Payable To Related Party

On May 28, 2003, the Company issued a $1.0 million senior subordinated note to a director and shareholder. The note was issued in consideration for cash of $500,000 and satisfaction of a $500,000 note originally issued in August 2002. The note accrued interest at 12% per annum, with quarterly interest payments due commencing September 1, 2003, and matured on July 1, 2004. In connection with the issuance of the notes, the director and shareholder received warrants to purchase 97,200 shares of common stock for $0.27 per share that expire on June 1, 2008. These warrants were valued at $36,288 using the Black-Scholes option pricing model, and resulted in a debt discount of $36,288 being recorded and amortized over the term of the note as additional interest expense.

On April 1, 2004, the Company satisfied the note by issuing a new note to the director and shareholder with a face value of $902,000 that matured on July 1, 2005. The new note accrues interest at 12% per annum, with interest payments paid each quarter commencing July 1, 2004. In connection with the issuance of the new note, the director and shareholder was issued warrants to purchase 51,838 shares of common stock for $0.45 per share expiring on April 1, 2009. These warrants were valued at $24,000 using the Black-Scholes option pricing model, and resulted in debt discount of $24,000 that is being amortized over the term of the note as additional interest expense. On July 1, 2005, the maturity date of this borrowing was extended to July 1, 2006. In consideration for the extension of the loan’s maturity, the Company issued warrants to purchase 38,878 shares of common stock for $0.60 per share expiring on June 1, 2010. Using the Black-Scholes option pricing model, these warrants were valued at $23,327.

Debt Maturities

The fair value of long-term debt at June 30, 2004 and 2005 approximates its carrying value based on assessment of market interest rates for similar instruments at those dates. The following summarizes the maturities of long-term debt and note payable to related party as of June 30, 2005:

Year ending June 30:
2006	$605,343
2007	1,306,304
2008	759,262

$2,670,909

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

During fiscal year 2004, the Company issued 813,050 shares of Series D for net cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. In connection with the issuance of Series D, 1,730,043 warrants were granted to preferred shareholders. The warrants entitle the holder to purchase common stock at an exercise price of $0.45 per share up to one year after the date of grant.

At June 30, 2004 and 2005, 1,297,537 shares of Series D Convertible Preferred Stock were outstanding with the following terms:

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

8. Minority Interest

In fiscal year 2002, the Company issued convertible preferred stock through one of its subsidiaries. Dividends were paid each quarter from available cash of the subsidiary at a rate of 10% per annum. The dividends on the subsidiary’s preferred stock were recorded as minority interest expense in the consolidated statements of operations. Each share of preferred stock automatically converted into 3.3 shares of common stock of the parent on November 19, 2004. The preferred stock is presented as minority interest in the accompanying balance sheet at June 30, 2004.

9. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. Basic and diluted loss per common share are equal for 2003 and 2004 because the assumed exercise of options and warrants and the conversion of preferred stock is antidilutive. As of June 30, 2005, 4,588,628 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock.

The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30
	2003	2004	2005
Numerator:
Income (loss) from continuing operations	$(1,471,768)	$(683,084)	$1,934,077
Less: preferred stock dividends	—	(56,305)	(77,862)

Income (loss) from continuing operations available to common shareholders	(1,471,768)	(739,389)	1,856,215
Loss from discontinued operations, net of income taxes	(1,856,538)	(243,681)	—
Cumulative effect of change in accounting for goodwill	(520,000)	—	—

Net income (loss) available to common shareholders	$(3,848,306)	$(983,070)	$1,856,215

Denominator:
Weighted average shares outstanding - basic	8,028,030	9,341,785	10,355,150
Assumed conversion of preferred stock	—	—	2,597,236
Effect of outstanding stock options	—	—	518,615
Effect of outstanding stock warrants	—	—	476,054

Weighted average shares outstanding - diluted	8,028,030	9,341,785	13,947,055

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations available to common shareholders	$(0.18)	$(0.08)	$0.18
Loss from operations of discontinued operations, net of income taxes	(0.24)	(0.03)	—
Cumulative effect of change in accounting principle	(0.06)	—	—

Basic earnings (loss) per common share	$(0.48)	$(0.11)	$0.18

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(0.18)	$(0.08)	$0.14
Loss from operations of discontinued operations, net of income taxes	(0.24)	(0.03)	—
Cumulative effect of change in accounting principle	(0.06)	—	—

Diluted earnings (loss) per common share	$(0.48)	$(0.11)	$0.14

Antidilutive Stock Options	4,231,937	6,956,969	495,261

10.	Stock Purchase Warrants

As of June 30, 2005, the Company has outstanding warrants to purchase common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
45,000	$0.01	August 2013
51,838	$0.45	April 2009
100,000	$0.35	December 2007
45,000	$0.21	July 2005

241,838

11.	Employee Stock Compensation Plans

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

A summary of stock option activity and related information is included in the table below:

	Year ended June 30
	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	775,950	$3.81	554,386	$1.88	1,529,892	$0.67
Granted	482,442	2.78	1,230,865	0.70	321,000	0.46
Exercised	—	—	—	—	(2,051)	0.30
Forfeited	(224,431)	6.40	(255,359)	3.41	(109,900)	0.52
Cancelled	(479,575)	3.79	—	—	—	—

Outstanding at end of year	554,386	$1.88	1,529,892	$0.67	1,738,941	$0.60

Exercisable at end of year	281,713	$3.28	535,041	$1.05	1,106,688	$0.73

Weighted-average remaining contractual life of outstanding options		7.4 Years		8.7 Years		7.2 Years

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2005 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable
$0.17 - 0.34	714,404	$0.20	6.6 years	500,875	$0.22
0.35 - 0.91	988,000	0.54	7.7 years	573,660	0.58
1.17 - 63.33	36,537	10.10	5.7 years	32,153	11.32

	1,738,941			1,106,688

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

Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “Plan”), under which 100,000 shares of common stock were initially reserved for issuance. As a result of amendments to the Plan there are 1,000,000 shares of common stock authorized for issuance, of which 421,202 were available for future issuance at June 30, 2005.

The Plan is administered by the Compensation Committee of the Board of Directors. Generally, each offering is of six months’ duration, but can extend as long as twenty-seven months. Eligible employees may purchase up to 15% of their compensation in common stock at a price equal to 85% of the lower of the fair value of the common stock at the beginning or end of the offering period.

In fiscal year 2005, the Board of Directors authorized two six-month offerings to all eligible employees, with the first offering concluding on December 31, 2004 and the second offering concluding on June 30, 2005. The Board of Directors instituted a 10,000 share limit per employee for both offering periods. As of June 30, 2005, the balance withheld from employees’ pay totaled $40,934 and in July 2005, 120,394 shares of common stock were issued to employees under the Plan.

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

During fiscal year 2005, the Company awarded 61,258 shares of restricted stock to certain directors as compensation for service on the Company’s Board of Directors. These shares were issued at quoted market prices on the date of grant (weighted-average fair value of $0.57 per share). The aggregate market value of these awards totaled $34,800.

For the years ended June 30, 2004 and 2005, the Company recorded aggregate expense of $102,000 and $34,200 for common stock grants to officers and directors.

12.	Shares Reserved for Future Issuance

At June 30, 2005, the Company has reserved 4,588,628 shares of common stock for future issuance upon the exercise of any stock options granted under the Company’s stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, purchases under the employee stock purchase plan and the conversion of preferred stock.

13.	Income Taxes

Income tax expense (benefit) includes current state income taxes of approximately $35,000, $30,000 and $25,000 for 2003, 2004, and 2005, respectively. In 2003, the Company increased the valuation allowance for the deferred tax assets by $373,000, resulting in additional income tax expense.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30
	2004	2005
Deferred tax assets:
Net operating loss carryforward	$3,178,143	$2,353,410
AMT credit carryforward	—	50,000
Allowance for doubtful accounts	40,000	59,700
Book over tax depreciation	54,856	55,730

Total deferred tax assets	3,272,999	2,518,840
Valuation allowance for deferred tax assets	(3,272,999)	(2,518,840)

Net deferred tax assets	$—	$—

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

	Year ended June 30
	2003	2004	2005
Expected federal income tax expense (benefit) from continuing operations at 34%	$(361,657)	$(222,083)	$685,391
Expenses not deductible for income tax purposes	14,074	78,936	51,061
State income taxes, net of federal benefit	23,100	(27,563)	99,487
Change in valuation allowance for deferred tax assets	732,555	200,608	(754,159)

Income tax expense (benefit)	$408,072	$29,898	$81,780

At June 30, 2005, the Company has net operating loss carryforwards totaling approximately $5.9 million, which will begin to expire in 2012. Certain net operating loss carryforwards at June 30, 2005 are limited on their use under Internal Revenue Code Section 382.

14.	Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2011, and generally do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2005:

Year ending June 30:
2006	$1,202,408
2007	1,013,441
2008	803,365
2009	572,854
2010	390,437
2011 and thereafter	365,994

Total minimum lease payments	$4,348,499

Rent expense consisted of the following:

	Year ended June 30
	2003	2004	2005
Office space	$1,085,858	$1,052,934	$997,273
Equipment	14,695	37,269	13,955

	$1,100,553	$1,090,203	$1,011,228

Rent expense for the years ended June 30, 2003, 2004 and 2005 included amounts paid to related parties of approximately $90,000, $87,000 and $44,000, respectively.

Agreements with Executives

The Company has entered into agreements with certain executives and key management employees that provide for severance payments ranging from three to twelve months of salary and immediate vesting of all stock options not previously vested upon termination of the employee or a change in control of the Company. At June 30, 2005, the total contingency was approximately $679,000.

15.	Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “Plan”). The Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed six months of service. Participants may elect a pre-tax payroll deduction up to $14,000 (if under age 50), or $18,000 (if age 50 or older by December 31, 2005). The Company will match 25% of the participant salary deferrals up to 6% of a participant’s compensation for all participants employed on the last day of the Plan year. The Company may also make discretionary profit-sharing contributions to the Plan for all participants who are employed on the last day of the Plan year. The total amount recorded by the Company as expense during the years ended June 30, 2003, 2004 and 2005 was approximately $78,000, $79,000 and $76,000, respectively.

16.	Significant Supplier

Approximately 88%, 94% and 94% of the Company’s inventory purchases for the years ended June 30, 2003, 2004 and 2005, respectively, were from one vendor and approximately 67% and 72% of accounts payable at June 30, 2004 and 2005, respectively, were due to this vendor. Approximately 91% of the Company’s total product revenues are related to this supplier’s products.

17.	Liquidity and Capital Resources and Subsequent Event

The Company has incurred significant operating losses since its inception that have depleted its capital resources. However, operating results improved in recent years and the Company reported net income of $1,934,077 for the year ended June 30, 2005. In addition, in July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock with terms similar to the outstanding Series D Convertible Preferred Stock (See Note 7) and is in the process of securing additional financing by obtaining an increased credit limit under a line of credit from a new bank.

Based on the cash generated from the sale of the Series E Convertible Preferred Stock in July 2005, and an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business through at least July 1, 2007.