Form 10-Q
period 2005-09-30
AVATECH SOLUTIONS INC
filed 2005-11-14
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, par value $.01 per share	11,077,959

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$154,000	$295,000
Accounts receivable, less allowance of $149,000 at June 30, 2005 and September 30, 2005	5,183,000	5,808,000
Other receivables	154,000	189,000
Inventory	377,000	531,000
Prepaid expenses and other	227,000	227,000

Total current assets	6,095,000	7,050,000
Property and equipment:
Computer software and equipment	2,690,000	2,720,000
Office furniture and equipment	932,000	910,000
Leasehold improvements	275,000	278,000

	3,897,000	3,908,000

Less accumulated depreciation and amortization	3,220,000	3,215,000

	677,000	693,000

Customer list, net of accumulated amortization of $17,000 at June 30, 2005 and $34,000 at September 30, 2005	245,000	262,000
Goodwill	52,000	52,000
Other assets	138,000	162,000

Total assets	$7,207,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2005	June 30, 2005
	(unaudited)	(audited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,178,000	$3,379,000
Accrued compensation and related benefits	415,000	401,000
Borrowings under lines-of-credit	1,145,000	3,198,000
Current portion of long-term debt	415,000	605,000
Note payable to related party	902,000	—
Deferred revenue	617,000	572,000
Other current liabilities	555,000	441,000

Total current liabilities	7,227,000	8,596,000
Long-term debt	1,062,000	1,163,000
Note payable to related party	—	902,000
Other long-term liabilities	218,000	260,000
Commitments and contingencies	—	—
Stockholders’ deficit:
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized, issued and outstanding at June 30, 2005 and September 30, 2005	13,000	13,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding at June 30, 2005 and 1,191 shares issued and outstanding at September 30, 2005	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 10,868,330 and 10,908,914 shares issued and outstanding at June 30, 2005 and September 30, 2005, respectively	109,000	109,000
Additional paid-in capital	6,673,000	5,476,000
Accumulated deficit	(8,095,000)	(8,300,000)

Total stockholders’ deficit	(1,300,000)	(2,702,000)

Total liabilities and stockholders’ deficit	$7,207,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Product sales	$6,210,000	$4,479,000
Service revenue	1,863,000	1,305,000
Commission revenue	1,154,000	968,000

	9,227,000	6,752,000

Cost of revenue:
Cost of product sales	3,819,000	3,120,000
Cost of service revenue	1,227,000	970,000

	5,046,000	4,090,000

Gross margin	4,181,000	2,662,000

Other operating expenses:
Selling, general and administrative	3,729,000	3,277,000
Depreciation and amortization	93,000	61,000

	3,822,000	3,338,000

Operating income (loss)	359,000	(676,000)

Other income (expense):
Minority interest	—	(38,000)
Interest and other income	5,000	12,000
Interest expense	(139,000)	(103,000)

	(134,000)	(129,000)

Income (loss) before income taxes	225,000	(805,000)
Income tax expense	20,000	8,000

Net income (loss)	205,000	(813,000)
Preferred stock dividends	(39,000)	(20,000)

Net income (loss) available to common stockholders	$166,000	$(833,000)

Earnings (loss) per common share, basic	$0.02	$(0.09)

Earnings (loss) per common share, diluted	$0.01	$(0.09)

Shares used in computation - basic	10,884,969	9,599,659

Shares used in computation - diluted	14,242,185	9,599,659

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2005	1,297,537	$13,000	—	$—	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)
Issuance of common stock as compensation					40,584		20,000		20,000
Issuance of stock options as compensation							25,000		25,000
Issuance of Series E Convertible Preferred Stock and common stock purchase warrants			1,191				1,191,000		1,191,000
Preferred stock dividends							(39,000)		(39,000)
Net income for the three months ended September 30, 2005								205,000	205,000

Balance at September 30, 2005	1,297,537	$13,000	1,191	$—	10,908,914	$109,000	$6,673,000	$(8,095,000)	$(1,300,000)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income (loss)	$205,000	$(813,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) bad debts	(4,000)	9,000
Depreciation and amortization	93,000	61,000
Non-cash stock compensation expense	45,000	16,000
Amortization of debt discount charged to interest expense	1,000	6,000
Amortization of financing costs charged to interest expense	—	5,000
Changes in operating assets and liabilities:
Accounts and other receivables	660,000	604,000
Inventory	154,000	(92,000)
Prepaid expenses and other current assets	—	18,000
Other assets	24,000	(91,000)
Accounts payable and accrued expenses	(221,000)	(594,000)
Accrued compensation and related benefits	14,000	(90,000)
Deferred revenue	45,000	66,000
Other current liabilities	114,000	54,000

Net cash provided by (used in) operating activities	1,130,000	(841,000)

Cash flows from investing activities
Purchase of property and equipment	(53,000)	(49,000)

Net cash used in investing activities	(53,000)	(49,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	11,888,000	9,687,000
Repayments of borrowings under line-of-credit	(13,942,000)	(9,194,000)
Repayments of long-term debt	(274,000)	(26,000)
Proceeds from sale of preferred stock	1,191,000	—
Proceeds from sale of common stock to employees	—	27,000
Payment of preferred stock dividends	(39,000)	(20,000)
Change in other long-term liabilities	(42,000)	(35,000)

Net cash provided by (used in) financing activities	(1,218,000)	439,000

Net change in cash and cash equivalents	(141,000)	(451,000)
Cash and cash equivalents - beginning of period	295,000	690,000

Cash and cash equivalents - end of period	$154,000	$239,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Operating results for the three months ended September 30, 2005 are not necessarily indicative of results for any future period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Employee Stock Compensation Plans

During the first quarter ended September 30, 2005 the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified-prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of adopting Statement 123R in the first quarter of fiscal 2006 was a decrease to net income of $25,000, or less than $0.01 per basic and diluted earnings per share. Results for prior periods have not been restated.

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three months ended September 30, 2005, the Company also issued 40,584 shares of fully vested common stock to members of the Board of Directors with an aggregate market value of $20,000. For the three month periods ended September 30, 2005 and 2004, total stock compensation expense charged against income (loss) for these plans was $45,000 and $15,000, respectively.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for the three months ended September 30, 2004:

Net loss, as reported	$(813,000)
Add: Stock-based compensation cost included in net loss, net of taxes	15,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(70,000)

Pro forma net loss	(868,000)
Preferred stock dividends	(20,000)

Pro forma net loss attributable to common stockholders	$(888,000)

Net loss attributable to common stockholders:
Basic - as reported	$(0.09)

Diluted - as reported	$(0.09)

Basic - pro forma	$(0.09)

Diluted - pro forma	$(0.09)

For the purpose of estimating the grant-date fair value of stock options as required by Statement 123R, the Company used a Black-Scholes-Merton option-pricing formula and is amortizing the value of the options to expense over the options’ vesting periods ratably.

To determine the pro forma data as required by Statement 123, the Company used stock option pricing models to measure the fair value of stock options as of the date of grant. For all stock options granted prior to November 19, 2002, the date the Company’s common stock became publicly traded and had a readily determinable market value, the Company used the minimum value method to calculate pro forma stock compensation expense. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. For all stock options grated after this date, the Company used the Black-Scholes-Merton option pricing model.

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended September 30,
	2005	2004

Average risk-free interest rate	3.87%	3.28%
Dividend yield	0%	0%
Expected term	5.7 years	5 years
Average expected volatility	1.45	2.58
Weighted average fair value of granted options	$0.56	$0.52

Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity during the three months ended September 30, 2005 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,738,941	$0.60
Granted	225,000	0.60
Forfeited	(43,006)	0.36

Outstanding at September 30, 2005	1,920,935	$0.63	$896,000

Exercisable at September 30, 2005	1,273,541	$0.70	$506,000

Weighted-average remaining contractual life	7.9 Years

The weighted average grant date fair value of options granted during the first quarter of fiscal year 2006 was $0.56 per share. All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2005 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 - 0.34	711,398	$0.19	6.8 years	573,781	$0.20	6.5 years
0.35 – 0.91	1,173,000	0.61	8.8 years	666,830	0.62	8.6 years
1.17 – 63.33	36,537	10.10	5.5 years	32,930	11.08	5.4 years

	1,920,935			1,273,541

Assuming that no additional share-based payments are granted after September 30, 2005, unamortized stock compensation expense of $272,000 will be recognized in the statement of operations over a weighted average period of 1.8 years.

3. Borrowings Under Lines-of-Credit

The Company maintains a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings are limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bear interest at the greater of 7.5% or the prime rate plus 2.0% (8.75% at September 30, 2005) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bear interest at the greater of 7.5% or the prime rate plus 2.0% (8.75% at September 30, 2005) and are secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. The Company renewed this facility for sixty days and expects to replace it and the $3.0 million line of credit with a new $5.0 million credit line prior to December 31, 2005.

The aggregate outstanding borrowings from the bank under the $3.0 million line and the $700,000 line were $3,198,000 and $1,145,000 at June 30, 2005 and September 30, 2005, respectively.

4. Long-Term Debt

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

The terms of the loan agreement provided for a loan of $1,500,000 with repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. In July 2005 the Company made the decision to discontinue its relationship with the vendor and restructured the loan. The new terms of the loan provide for quarterly principal payments of approximately $91,000 plus interest at an annual rate of 6%. These quarterly payments began in July 2005 and will continue until July 1, 2007 when the final payment of approximately $727,000 is due. The balance of this loan was $1,456,000 and $1,365,000 at June 30, 2005 and September 30, 2005, respectively.

Note Payable To Related Party

On July 1, 2005, the Company extended the maturity date of a $902,000 subordinated note to a director and shareholder to July 1, 2006. The note accrues interest at 12% per annum, with quarterly interest payments due commencing October 1, 2005. In consideration for the extension of the loan’s maturity, the Company issued warrants to purchase 38,878 shares of common stock for $0.60 per share expiring on June 1, 2010. Using the Black-Scholes option pricing model, these warrants were valued at $23,000.

Other Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $112,000 as of September 30, 2005.

5. Income Taxes

Income tax expense relates to the recordation of a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future.

6. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks. Basic and diluted loss per common share are equal for the three months ended September 30, 2004 because the assumed exercise of options and warrants and the conversion of preferred stocks is antidilutive. As of September 30, 2005, 7,094,870 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock.

The following summarizes the computations of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,
	2005	2004
Numerator:
Net income (loss)	$205,000	$(813,000)
Less: preferred stock dividends	(39,000)	(20,000)

Net income (loss) available to common stockholders	$166,000	$(833,000)

Denominator:
Weighted average shares outstanding - basic	10,884,969	9,599,659
Assumed conversion of preferred stock	2,597,236	—
Effect of outstanding stock options	652,551	—
Effect of outstanding stock warrants	107,429	—

	14,242,185	9,599,659

Earnings (loss) per common share, basic	$0.02	$(0.09)

Earnings (loss) per common share, diluted	$0.01	$(0.09)

7. Issuance of Preferred Stock

In July 2005 the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share, expiring on July 29, 2008. The Series E shares have the following terms:

Redemption Feature

The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights

Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate

The holders of the Series E are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature

The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days.

Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Liquidation Preference

In the event of a liquidation, dissolution or winding up of the Company, the holders of Series E are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.65 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

8. Liquidity and Capital Resources

The Company incurred significant operating losses in past years that depleted its capital resources. However, operating results have improved and the Company reported net income of $1,934,000 for the year ended June 30, 2005 and $205,000 for the quarter ended September 30, 2005. In July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock with the proceeds utilized for working capital purposes.

In addition, the Company is in the process of securing additional financing by obtaining an increased credit limit under a line of credit from a new bank.

Based on the cash generated from the sale of the Series E Convertible Preferred Stock in July 2005, the projected availability from the Company’s lines of credit and an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business for the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Certain statements set forth below constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risk, uncertainties and other factors including, but not limited to, those discussed in our annual and quarterly reports, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believe”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement.

Overview

Avatech Solutions is a leader in design and engineering technology solutions with expertise in CAD software, data management, facilities management and process optimization for the manufacturing, engineering, building design and facilities management industries. Avatech specializes in software resale, integration, standards development and deployment, education and technical support, aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. The Company’s sales are to corporations, government agencies, and educational institutions throughout the United States.

The Company’s product sales may be somewhat cyclic, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. Avatech does not usually carry significant inventory, and generally places an order with the supplier only after receiving a firm commitment from its customer and, except in unusual situations, does not allow its customers to return merchandise.

Product Sales. Product sales consist of the sale of prepackaged software to customers in the United States. Sales are focused on three major product categories and associated value-added services- design automation, facilities management and data management.

Service Revenue. Avatech offers training courses in over thirty different subjects related to various software solutions offered at nineteen training facilities and through mobile labs that it can send to a customer site or other off-site facilities. Training is led employees who serve as class instructors and have formal training or successful industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

Commission Revenue. The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following tables set forth a comparison of the three month period ended September 30, 2005 to the three month period ended September 30, 2004. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2005	2004	%
Revenues:
Product sales	$6,210,000	$4,479,000	38.6%
Service revenue	1,863,000	1,305,000	42.8%
Commission revenue	1,154,000	968,000	19.2%

Total revenues	$9,227,000	$6,752,000	36.7%

Revenues. The Company realized significant revenue growth over the same period in the prior fiscal year. Total revenues increased $2,475,000, or 36.7%, between periods and all three categories of revenues showed large increases.

Product sales increased to $6,210,000 for the quarter, an increase of $1,731,000 from the quarter ended September 30, 2004, or 38.6%. The increase is due to continued economic improvement in the Company’s market, aggressive promotional campaigns initiated by Autodesk resulting in an increased demand for their products and improved execution and performance of the Company. During fiscal 2005, the Company acquired the operations of Comtrex Corporation, an authorized Autodesk reseller with offices in Greensboro, Charlotte, and Morrisville, North Carolina thereby increasing its geographic reach and increasing its sales volume. The increase in product sales attributable to this acquisition for the quarter ended September 30, 2005 was approximately $550,000.

Service revenues increased $558,000, or 42.8%, for the three months ended September 30, 2005 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy resulted in the large growth in its services revenues for the period and as the Company continues to invest in this area it expects continued growth in its services revenues.

Commission revenues increased $186,000 or 19.2% for the three months ended September 30, 2005, compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant industry-wide increase in sales volume and a continued focus by the Company to increase this category of business.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2005	2004	%
Cost of revenue:
Cost of product sales	$3,819,000	$3,120,000	22.4%
Cost of service revenue	1,227,000	970,000	26.5%

Total cost of revenue	$5,046,000	$4,090,000	23.4%

Gross margin	$4,181,000	$2,662,000

Costs of revenue. Total cost of revenue increased $956,000, or 23.4%, for the three months ended September 30, 2005 as compared to the same period in the prior fiscal year.

Cost of product sales increased $699,000, or 22.4%, due to the increase in product revenues. However, the cost of product sales as a percentage of related revenue for the three months ended September 30, 2005 was 61.5%, compared to 69.7% in the same period in 2004. The primary reason for the lower cost of product sales was that the Company realized greater incentives from Autodesk as a result of its higher sales during the period and those incentives are accounted for as a reduction in cost of product sales.

Cost of service revenue increased $257,000, or 26.5%, for the three months ended September 30, 2005 compared to the same period in the prior fiscal year. However, cost of service revenue as a percentage of related revenue for the three months ended September 30, 2005 decreased to 65.9% from 74.3% in the same period in the prior fiscal year. This decrease was due to a more effective utilization of the Company’s services personnel resulting in a significant increase in billable time without a proportional increase in personnel costs.

Gross margin. Overall, as a result of the increased sales incentives earned from Autodesk and the higher utilization of services personnel, the gross margin percentage increased significantly from 39.4% for the three months ended September 30, 2004 to 45.3% for the same period in the current fiscal year.

Other Operating Expenses

	Three Months Ended September 30,
	2005	2004	%
Other operating expenses:
Selling, general and administrative	$3,729,000	$3,277,000	13.8%
Depreciation and amortization	93,000	61,000	52.4%

Total other operating expenses	$3,822,000	$3,338,000	14.5%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $452,000, or 13.8%, for the three months ended September 30, 2005 compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months. Selling, general and administrative expense as a percent of total revenues was 40.4% for the three months ended September 30, 2005 down significantly from 48.5% for the same period in the prior fiscal year. The percentage decrease is due to the Company’s continued cost containment efforts coupled with the growth in revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $32,000, or 52.4%, for the three months ended September 30, 2005 compared to the same period in the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new, upgraded computers for several of the Company’s training centers as well as for new personnel that were brought on during the last twelve months and the amortization of the customer list, recorded as a result of the Company’s purchase of Comtrex Corporation in April 2005.

Other income (expense)

	Three Months Ended September 30,
	2005	2004	%
Other income (expense):
Minority interest	$—	$(38,000)	100.0%
Interest and other income	5,000	12,000	(58.3)%
Interest expense	(139,000)	(103,000)	35.0%

Total other income (expense)	$(134,000)	$(129,000)	3.9%

Other Income (Expense). Other income (expense) increased $5,000, or 3.9%, for the three months ended September 30, 2005 compared to the same period in the prior fiscal year. The minority interest expense in the prior period represents dividends paid on shares of preferred stock issued by a subsidiary and those shares were converted into common stock last fiscal year. Interest expense increased as a result of higher interest rates on the Company’s lines of credit as well as the amortization of financing costs incurred in the prior fiscal year.

Income tax expense

	Three Months Ended September 30,
	2005	2004	%
Income tax expense	$20,000	$8,000	250.0%

Income Tax Expense. Income tax expense increased $12,000 for the three months ended September 30, 2005 compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock.

The Company’s operating assets and liabilities consist primarily of accounts receivable, inventory and accounts payable. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company minimizes inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 90% of its product from one principal supplier which provides $3.0 million of available credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the quarter ended September 30, 2005 were approximately $53,000, compared to $49,000 for the same period in 2004.

The Company maintains a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings are limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bear interest at the greater of 7.5%, or the prime rate plus 2.0% (8.75% at September 30, 2005) and are secured by the assets of the Company. In addition, the bank has the right to restrict any prepayment of other indebtedness by the Company.

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bear interest at the greater of 7.5%, or the prime rate plus 2.0% (8.75% at June 30, 2005) and are secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. The Company renewed this facility for sixty days and expects to replace it and the $3.0 million line of credit with a new $5.0 million credit line during its second fiscal quarter ending December 31, 2005.

On July 1, 2005, the Company extended the maturity date of a $902,000 subordinated note to a director and shareholder to July 1, 2006 and is shown in current liabilities in the accompanying consolidated balance sheet. The note accrues interest at 12% per annum, with quarterly interest payments due commencing October 1, 2005.

The total borrowings from the bank under the $3.0 million line and the $700,000 line were approximately $3.2 million and $1.1 million as of June 30, 2005 and September 30, 2005, respectively.

In July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock.

Outstanding debt totaled approximately $3.5 million at September 30, 2005, and the Company had a deficiency of working capital of approximately $1.1 million. The working capital deficit was in large part caused by the classification of the lines of credit as current liabilities due to their demand provisions. Despite the existence of the 60-day demand provision on these lines-of-credit, the Company does not believe it is likely that the bank will exercise the demand provisions of the agreements. In addition, the Company fully expects to have a new financing arrangement with another lender by the end of calendar year 2005 that would extend the maturity of the current lines of credit and provide for an increased borrowing limit. The Company’s working capital needs have stabilized, and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

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

Below is a summary of the Company’s contractual obligations and commitments at September 30, 2005:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Lines of credit	$1,145,000	$1,145,000	$—	$—	$—
Long-term obligations	1,477,000	415,000	1,062,000	—	—
Interest on fixed rate obligations	234,000	182,000	52,000	—	—
Operating leases	4,401,000	1,268,000	1,924,000	895,000	314,000
Note payable to related party and capital lease obligations	1,090,000	998,000	92,000	—	—

Total obligations	$8,347,000	$4,008,000	$3,130,000	$895,000	$314,000

Adoption of Recent Accounting Pronouncement

During the first quarter ended September 30, 2005 the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified-prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated. For the purpose of estimating the grant-date fair value of stock options as required by Statement 123R, the Company used a Black-Scholes-Merton option-pricing formula and is amortizing the value of the options to expense over the options vesting periods. For the three month period ended September 30, 2005, stock compensation expense charged against income was $25,000 based on the Black-Scholes-Merton option pricing methodology. Assuming the Company used this methodology and recognized stock compensation expense in its statement of operations for the three month period ended September 30, 2004, stock compensation expense charged against the loss would have approximated $70,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate lines-of-credit. At September 30, 2005, 33% of the outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would have changed by less than $5,000 for the quarter ended September 30, 2005. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Form of Promissory Note, principal amount $902,168.80, issued by Avatech Solutions, Inc. in favor of W. James Hindman dated July 1, 2005 *

10.2	Warrants to purchase up to 38,878 shares of common stock issued by Avatech to W. James Hindman dated July 1, 2005 *

10.3	Amendment to the Avatech Solutions, Inc. Restricted Stock Award Plan dated August 23, 2005*

31.1	Rule 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: November 14, 2005	By	/s/ Donald R. “Scotty” Walsh
Donald R. “Scotty” Walsh
Chief Executive Officer

Date: November 14, 2005	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Vice President and Chief Financial Officer
(Principal financial and accounting officer)