Form 10-Q
period 2005-12-31
AVATECH SOLUTIONS INC
filed 2006-02-14
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes    ☐  No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 30, 2006
Common Stock, par value $.01 per share	11,474,405

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$301,000	$295,000
Accounts receivable, less allowance of $143,000 and $149,000 at December 31, 2005 and June 30, 2005, respectively	5,589,000	5,808,000
Other receivables	154,000	189,000
Inventory	923,000	531,000
Prepaid expenses and other	185,000	227,000

Total current assets	7,152,000	7,050,000
Property and equipment:
Computer software and equipment	2,741,000	2,720,000
Office furniture and equipment	941,000	910,000
Leasehold improvements	275,000	278,000

	3,957,000	3,908,000
Less accumulated depreciation and amortization	3,294,000	3,215,000

	663,000	693,000
Customer list, net of accumulated amortization of $52,000 at December 31, 2005 and $17,000 at June 30, 2005	227,000	262,000
Goodwill	52,000	52,000
Other assets	210,000	162,000

Total assets	$8,304,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2005	June 30, 2005
	(unaudited)	(audited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$2,768,000	$3,379,000
Accrued compensation and related benefits	678,000	401,000
Borrowings under lines-of-credit	1,295,000	3,198,000
Current portion of long-term debt	416,000	605,000
Note payable to related party	902,000	—
Deferred revenue	890,000	572,000
Other current liabilities	532,000	441,000

Total current liabilities	7,481,000	8,596,000
Long-term debt	959,000	1,163,000
Note payable to related party	—	902,000
Other long-term liabilities	167,000	260,000
Commitments and contingencies	—	—
Stockholders’ deficit:
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; 1,214,140 and 1,297,537 shares outstanding at December 31, 2005 and June 30, 2005, respectively	12,000	13,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued and outstanding at December 31, 2005 and no shares issued and outstanding at June 30, 2005	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 11,369,184 and 10,868,330 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	114,000	109,000
Additional paid-in capital	6,861,000	5,476,000
Accumulated deficit	(7,290,000)	(8,300,000)

Total stockholders’ deficit	(303,000)	(2,702,000)

Total liabilities and stockholders’ deficit	$8,304,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Product sales	$5,734,000	$5,152,000
Service revenue	1,864,000	1,434,000
Commission revenue	1,853,000	1,600,000

	9,451,000	8,186,000

Cost of revenue:
Cost of product sales	3,382,000	3,485,000
Cost of service revenue	1,171,000	1,161,000

	4,553,000	4,646,000

Gross margin	4,898,000	3,540,000

Other operating expenses:
Selling, general and administrative	3,860,000	3,307,000
Depreciation and amortization	99,000	73,000

	3,959,000	3,380,000

Operating income	939,000	160,000

Other income (expense):
Minority interest	—	(21,000)
Interest and other income	2,000	(9,000)
Interest expense	(124,000)	(114,000)

	(122,000)	(144,000)

Income before income taxes	817,000	16,000
Income tax expense	12,000	7,000

Net income	805,000	9,000
Preferred stock dividends	(50,000)	(19,000)

Net income (loss) available to common stockholders	$755,000	$(10,000)

Earnings (loss) per common share, basic	$0.07	$(0.00)

Earnings (loss) per common share, diluted	$0.05	$(0.00)

Shares used in computation - basic	11,231,627	10,124,694

Shares used in computation - diluted	17,051,497	10,124,694

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Product sales	$11,945,000	$9,632,000
Service revenue	3,727,000	2,739,000
Commission revenue	3,007,000	2,568,000

	18,679,000	14,939,000

Cost of revenue:
Cost of product sales	7,202,000	6,605,000
Cost of service revenue	2,398,000	2,131,000

	9,600,000	8,736,000

Gross margin	9,079,000	6,203,000

Other operating expenses:
Selling, general and administrative	7,588,000	6,584,000
Depreciation and amortization	193,000	134,000

	7,781,000	6,718,000

Operating income (loss)	1,298,000	(515,000)

Other income (expense):
Minority interest	—	(59,000)
Interest and other income	7,000	4,000
Interest expense	(263,000)	(218,000)

	(256,000)	(273,000)

Income (loss) before income taxes	1,042,000	(789,000)
Income tax expense	32,000	15,000

Net income (loss)	1,010,000	(804,000)
Preferred stock dividends	(89,000)	(39,000)

Net income (loss) available to common stockholders	$921,000	$(843,000)

Earnings (loss) per common share, basic	$0.08	$(0.09)

Earnings (loss) per common share, diluted	$0.06	$(0.09)

Shares used in computation - basic	11,058,411	9,862,176

Shares used in computation - diluted	16,539,757	9,862,176

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2005	1,297,537	$13,000	—	$—	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)
Issuance of common stock as compensation					50,403		32,000		32,000
Vesting of stock options issued to employees							75,000		75,000
Issuance of common stock purchased through Employee Stock Purchase Plan					120,394	1,000	40,000		41,000
Issuance of common stock upon the exercise of stock options					133,716	2,000	48,000		50,000
Warrants exercised to purchase common stock					29,616		11,000		11,000
Issuance of common stock warrants							78,000		78,000
Issuance of Series E Convertible Preferred Stock and common stock purchase warrants			1,191				1,191,000		1,191,000
Preferred stock dividends							(89,000)		(89,000)
Conversion of Series D Preferred Convertible Stock into common stock	(83,397)	(1,000)			166,725	2,000	(1,000)		—
Net income for the six months ended December 31, 2005								1,010,000	1,010,000

Balance at December 31, 2005	1,214,140	$12,000	1,191	$—	11,369,184	$114,000	$6,861,000	$(7,290,000)	$(303,000)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income (loss)	$1,010,000	$(804,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of bad debts	(3,000)	—
Depreciation and amortization	193,000	134,000 4,146
Non-cash stock compensation expense	107,000	25,000
Amortization of financing costs charged to interest expense	1,000	31,000
Loss on disposal of assets	2,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	254,000	(464,000)
Inventory	(392,000)	(116,000)
Prepaid expenses and other current assets	42,000	75,000
Other assets	30,000	(91,000)
Accounts payable and accrued expenses	(641,000)	(724,000)
Accrued compensation and related benefits	277,000	(45,000)
Deferred revenue	318,000	26,000
Other current liabilities	91,000	10,000

Net cash provided by (used in) operating activities	1,289,000	(1,943,000)

Cash flows from investing activities
Purchase of property and equipment	(112,000)	(261,000)

Net cash used in investing activities	(112,000)	(261,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	24,070,000	20,698,000
Repayments of borrowings under line-of-credit	(25,973,000)	(19,243,000)
Repayments of long-term debt	(379,000)	(27,000)
Proceeds from sale of preferred stock	1,191,000	—
Proceeds from sale of common stock to employees and exercise of stock options and warrants	102,000	237,000
Payment of preferred stock dividends	(89,000)	(39,000)
Change in other assets related to financing costs	—	(50,000)
Change in other long-term liabilities	(93,000)	17,000

Net cash provided by (used in) financing activities	(1,171,000)	1,593,000

Net change in cash and cash equivalents	6,000	(611,000)
Cash and cash equivalents - beginning of period	295,000	690,000

Cash and cash equivalents - end of period	$301,000	$79,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2005

1.	Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of results for any future period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2.	Employee Stock Compensation Plans

During the first quarter ended September 30, 2005 the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $52,000 for the quarter ended December 31, 2005, or less than $0.01 per basic and diluted share. For the six months ended December 31, 2005, the effect of applying this Statement was $75,000, or less than $0.01 per basic and diluted share. Results for prior periods have not been restated.

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three and six months ended December 31, 2005, the Company also issued 9,818 and 50,402 shares, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $10,800 and $30,800, respectively. For the three and six months ended December 31, 2005, total stock compensation expense charged against income for these plans was $63,000 and $108,000, respectively.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for period ended December 31, 2004:

	Three months ended 12/31/04	Six months ended 12/31/04
Net income (loss), as reported	$9,000	$(804,000)
Add: Stock-based compensation cost included in net loss, net of taxes	10,000	25,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(74,000)	(144,000)

Pro forma net loss	(55,000)	(923,000)
Preferred stock dividends	(19,000)	(39,000)

Pro forma net loss attributable to common stockholders	$(74,000)	$(962,000)

Net loss attributable to common stockholders:
Basic – as reported	$(0.00)	$(0.09)

Diluted – as reported	$(0.00)	$(0.09)

Basic – pro forma	$(0.01)	$(0.10)

Diluted – pro forma	$(0.01)	$(0.10)

For the purpose of estimating the grant-date fair value of stock options as required by Statement 123R, the Company used a Black-Scholes-Merton option-pricing formula and is amortizing the value of the options to expense over the options’ vesting periods ratably.

To determine the pro forma data as required by Statement 123, the Company used stock option pricing models to measure the fair value of stock options as of the date of grant. For all stock options granted prior to November 19, 2002, the date the Company’s common stock became publicly traded and had a readily determinable market value, the Company used the minimum value method to calculate pro forma stock compensation expense. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. For all stock options granted after this date, the Company used the Black-Scholes-Merton option pricing model.

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Average risk-free interest rate	4.47%	3.35%	4.13%	3.35%
Dividend yield	0%	0%	0%	0%
Expected term	6.1 years	8.8 years	6.1 years	8.8 years
Average expected volatility	1.29	2.58	1.38	2.58
Weighted average fair value of granted options	$1.08	$0.50	$0.77	$0.44

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

A summary of stock option activity during the six months ended December 31, 2005 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,738,941	$0.60
Granted	400,000	0.81
Exercised	(133,717)	0.36
Forfeited	(85,356)	0.52

Outstanding at December 31, 2005	1,919,868	$0.69	$1,162,000

Exercisable at December 31, 2005	1,155,867	$0.74	$649,000

Weighted-average remaining contractual life	7.9 Years

The weighted average grant date fair value of options granted during the quarter ended December 31, 2005 was $1.08 per share. All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2005 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.12 - 0.34	635,331	$0.20	6.4 years	502,831	$0.21	6.0 years
0.35 – 0.91	1,083,000	0.62	8.6 years	619,329	0.64	8.4 years
1.05 – 63.33	201,537	2.74	9.0 years	33,707	10.85	5.2 years

	1,919,868			1,155,867

Assuming that no additional share-based payments are granted after December 31, 2005, unamortized stock compensation expense of $367,000 will be recognized in the statement of operations over a weighted average period of 2.9 years.

3.	Borrowings Under Lines-of-Credit

The Company maintained a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings were limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bore interest at the greater of 7.5% or the prime rate plus 2.0% (9.25% at December 31, 2005) and were secured by the assets of the Company. In addition, the bank had the right to restrict any prepayment of other indebtedness by the Company.

On January 27, 2006 the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the third fiscal quarter will be the bank’s prime rate plus two percent. The loan will expire on December 31, 2006 and is secured by all of the Company’s assets, except inventory. The Company fully expects to renew the line of credit prior to its expiration.

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% (9.25% at December 31, 2005) and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. In December 2005, the Company determined that it no longer needed this facility and elected to let it expire at its December 31, 2005 maturity date.

The aggregate outstanding borrowings from the bank under its credit line were $1,295,000 and $3,198,000 at December 31, 2005 and June 30, 2005, respectively.

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

The terms of the loan agreement provided for a loan of $1,500,000 with repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. In July 2005 the Company made the decision to discontinue its relationship with the vendor and restructured the loan. The new terms of the loan provided for quarterly principal payments of approximately $91,000 plus interest at an annual rate of 6%. These quarterly payments began in July 2005 and continued until January 2006 when the Company replaced its existing line of credit and repaid this loan. The early extinguishment of this debt resulted in a gain to the Company of approximately $233,000. The balance of this loan was $1,273,000 and $1,456,000 at December 31, 2005 and June 30, 2005, respectively.

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

Other Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $102,000 as of December 31, 2005.

5.	Income Taxes

Income tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future.

6.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks. Basic and diluted loss per common share are equal for the three and six months ended December 31, 2004 because the assumed exercise of options and warrants and the conversion of preferred stocks is antidilutive. As of December 31, 2005, 6,755,193 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock.

The following summarizes the computations of basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2005:

	Three Months Ended December 31,
	2005	2004
Numerator:
Net income	$805,000	$9,000
Less: preferred stock dividends	(50,000)	(19,000)

Net income (loss) available to common stockholders	$755,000	$(10,000)

Denominator:
Weighted average shares outstanding - basic	11,231,627	10,124,694
Assumed conversion of preferred stock	4,382,843	—
Effect of outstanding stock options	1,105,407	—
Effect of outstanding stock warrants	331,621	—

	17,051,497	10,124,694

Earnings (loss) per common share, basic	$0.07	$(0.00)

Earnings (loss) per common share, diluted	$0.05	$(0.00)

	Six Months Ended December 31,
	2005	2004
Numerator:
Net income	$1,010,000	$(804,000)
Less: preferred stock dividends	(89,000)	(39,000)

Net income (loss) available to common stockholders	$921,000	$(843,000)

Denominator:
Weighted average shares outstanding - basic	11,058,411	9,862,176
Assumed conversion of preferred stock	4,382,843	—
Effect of outstanding stock options	878,979	—
Effect of outstanding stock warrants	219,524	—

	16,539,757	9,862,176

Earnings (loss) per common share, basic	$0.08	$(0.09)

Earnings (loss) per common share, diluted	$0.06	$(0.09)

7.	Liquidity and Capital Resources

The Company incurred significant operating losses in past years that depleted its capital resources. However, operating results have improved and the Company reported net income of $1,934,000 for the year ended June 30, 2005 and $1,010,000 for the six months ended December 31, 2005. In July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock with the proceeds utilized for working capital purposes. In addition, as described in Note 3, the Company replaced its existing credit facilities with a new $5 million line of credit.

Based on the cash generated from the sale of the Series E Convertible Preferred Stock in July 2005, the availability from the Company’s new line of credit (See Note 3) and an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business for the next twelve months.

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

Service Revenue. Avatech offers training courses in over thirty different subjects related to various software solutions offered at nineteen training facilities and through mobile labs that it can send to a customer site or other off-site facilities. Training is led by employees who serve as class instructors and have formal training or successful industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

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

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

The following tables set forth a comparison of the three month period ended December 31, 2005 to the three month period ended December 31, 2004. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2005	2004	%
Revenues:
Product sales	$5,734,000	$5,152,000	11.3%
Service revenue	1,864,000	1,434,000	30.0%
Commission revenue	1,853,000	1,600,000	15.8%

Total revenues	$9,451,000	$8,186,000	15.5%

Revenues. Total revenues increased $1,265,000, or 15.5%, between periods and all three categories of revenues showed significant increases.

Product sales increased to $5,734,000 for the quarter, an increase of $582,000 from the quarter ended December 31, 2004, or 11.3%. During fiscal 2005, the Company acquired the operations of Comtrex Corporation, an authorized Autodesk reseller with offices in Greensboro, Charlotte, and Morrisville, North Carolina thereby increasing its geographic reach and increasing its sales volume. The increase in product sales attributable to this acquisition for the quarter ended December 31, 2005 was approximately $682,000.

Service revenues increased $430,000, or 30.0%, for the three months ended December 31, 2005 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy resulted in the large growth in its services revenues for the period and as the Company continues to invest in this area it expects continued growth in its services revenues.

Commission revenues increased $253,000 or 15.8% for the three months ended December 31, 2005, compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant industry-wide increase in sales volume and a continued focus by the Company to increase this category of business. During the quarter ended December 31, 2005 the Company had one large commission sale which yielded commission revenues of approximately $260,000.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2005	2004	%
Cost of revenue:
Cost of product sales	$3,382,000	$3,485,000	(3.0)%
Cost of service revenue	1,171,000	1,161,000	0.9%

Total cost of revenue	$4,553,000	$4,646,000	(2.0)%

Gross margin	$4,898,000	$3,540,000

Costs of revenue. Total cost of revenue decreased $103,000, or 2.0%, for the three months ended December 31, 2005 as compared to the same period in the prior fiscal year.

Cost of product sales decreased $103,000, or 3.0%, despite an increase of 11.3% in product revenues between periods. The cost of product sales as a percentage of related revenue for the three months ended December 31, 2005 was 58.9%, compared to 67.6% in the same period in 2004. The main reasons for the lower cost of product sales were that the Company realized greater incentives from Autodesk as a result of its higher sales during the period and those incentives are accounted for as a reduction in cost of product sales; the Company realigned its compensation structure to reward sales of higher margin products; and, in December 2004 Avatech eliminated a poor performing product line that produced lower than expected margins and increased the Company’s cost of sales for the quarter ended December 31, 2004.

Cost of service revenue increased only $10,000, or .9%, for the three months ended December 31, 2005 compared to the same period in the prior fiscal year while service revenues increased 30.0%. Cost of service revenue as a percentage of related revenue for the three months ended December 31, 2005 decreased to 62.8% from 80.9% in the same period in the prior fiscal year. This decrease was due to a more effective utilization of the Company’s services personnel resulting in a significant increase in billable time without a proportional increase in personnel costs.

Gross margin. Overall, the gross margin percentage increased significantly from 43.2% for the three months ended December 31, 2004 to 51.8% for the same period in the current fiscal year. The increase in the gross margin percentage was due to improvements in the product mix in the core Autodesk business, volume discounts and service utilization improvements and higher commission revenue as a percentage of total revenue.

Other Operating Expenses

	Three Months Ended December 31,
	2005	2004	%
Other operating expenses:
Selling, general and administrative	$3,860,000	$3,307,000	16.7%
Depreciation and amortization	99,000	73,000	35.6%

Total other operating expenses	$3,959,000	$3,380,000	17.1%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $553,000, or 16.7%, for the three months ended December 31, 2005 compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months and larger incentive payments to sales personnel and management. Selling, general and administrative expense as a percent of total revenues was 40.8% for the three months ended December 31, 2005 up slightly from 40.4% for the same period in the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expenses increased $26,000, or 35.6%, for the three months ended December 31, 2005 compared to the same period in the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new computers for new personnel that were hired during the quarter and the amortization of a customer list, recorded as a result of the Company’s purchase of Comtrex Corporation in April 2005.

Other income (expense)

	Three Months Ended December 31,
	2005	2004	%
Other income (expense):
Minority interest	$—	$(21,000)	100.0%
Interest and other income	2,000	(9,000)	122.0%
Interest expense	(124,000)	(114,000)	8.8%

Total other income (expense)	$(122,000)	$(144,000)	(15.3)%

Other Income (Expense). Other income (expense) decreased $22,000, or 15.3%, for the three months ended December 31, 2005 compared to the same period in the prior fiscal year. The minority interest expense in the prior period represents dividends paid on shares of preferred stock issued by a subsidiary and those shares were converted into common stock last fiscal year. Interest expense increased as a result of higher interest rates on the Company’s lines of credit as well as the amortization of financing costs incurred in the prior fiscal year.

Income tax expense

	Three Months Ended December 31,
	2005	2004	%
Income tax expense	$12,000	$7,000	71.4%

Income Tax Expense. Income tax expense increased $5,000 for the three months ended December 31, 2005 compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation.

Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

The following tables set forth a comparison of the six month period ended December 31, 2005 to the six month period ended December 31, 2004. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The six months financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2005	2004	%
Revenues:
Product sales	$11,945,000	$9,632,000	24.0%
Service revenue	3,727,000	2,739,000	36.1%
Commission revenue	3,007,000	2,568,000	17.1%

Total revenues	$18,679,000	$14,939,000	25.0%

Revenues. The Company realized significant revenue growth over the same period in the prior fiscal year. Total revenues increased $3,740,000, or 25.0%, between periods and all three categories of revenues showed large increases.

Product sales increased to $11,945,000 for the six months ended December 31, 2005, an increase of $2,313,000 from the same period in 2004, or 24.0%. The increase is due to continued economic improvement in the Company’s market, aggressive promotional campaigns initiated by Autodesk resulting in an increased demand for their products and improved execution and performance of the Company. In April 2005, the Company acquired the operations of Comtrex Corporation, an authorized Autodesk reseller with offices in Greensboro, Charlotte, and Morrisville, North Carolina thereby increasing its geographic reach and increasing its sales volume. The increase in product sales attributable to this acquisition for the quarter ended December 31, 2005 was approximately $1,232,000.

Service revenues increased $988,000, or 36.1%, for the six months ended December 31, 2005 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy resulted in the large growth in its services revenues for the period and as the Company continues to invest in this area it expects continued growth in its services revenues.

Commission revenues increased $439,000 or 17.1% for the six months ended December 31, 2005, compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant industry-wide increase in sales volume and a continued focus by the Company to increase this category of business.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2005	2004	%
Cost of revenue:
Cost of product sales	$7,202,000	$6,605,000	9.0%
Cost of service revenue	2,398,000	2,131,000	12.5%

Total cost of revenue	$9,600,000	$8,736,000	9.9%

Gross margin	$9,079,000	$6,203,000

Costs of revenue. Total cost of revenue increased $864,000, or 9.9%, for the six months ended December 31, 2005 as compared to the same period in the prior fiscal year.

Cost of product sales increased $597,000, or 9.0%, despite a 24.0% increase in product revenues. The cost of product sales as a percentage of related revenue for the six months ended December 31, 2005 was 60.3%, compared to 68.6% in the same period in 2004. The main reasons for the lower cost of product sales was that the Company realized greater incentives from Autodesk as a result of its higher sales during the period and those incentives are accounted for as a reduction in cost of product sales; the Company realigned its compensation structure to reward sales of higher margin products; and, in December 2004 Avatech eliminated a poor performing product line that produced lower than expected margins and increased the Company’s cost of sales for the six months ended December 31, 2004.

Cost of service revenue increased $267,000, or 12.5%, for the six months ended December 31, 2005 compared to the same period in the prior fiscal year, but service revenues increased by 36.1%. As a result, cost of service revenue as a percentage of related revenue for the six months ended December 31, 2005 decreased to 64.3% from 77.8% in the same period in the prior fiscal year. This decrease was due to a significant increase in billable time, resulting in more effective utilization of the Company’s services personnel.

Gross margin. Overall, the Company’s gross margin percentage increased significantly from 41.5% for the six months ended December 31, 2004 to 48.6% for the same period in the current fiscal year.

Other Operating Expenses

	Six Months Ended December 31,
	2005	2004	%
Other operating expenses:
Selling, general and administrative	$7,588,000	$6,584,000	15.2%
Depreciation and amortization	193,000	134,000	44.0%

Total other operating expenses	$7,781,000	$6,718,000	15.8%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,004,000, or 15.2%, for the six months ended December 31, 2005 compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months. Selling, general and administrative expense as a percent of total revenues was 40.6% for the six months ended December 31, 2005, down significantly from 44.1% for the same period in the prior fiscal year. The percentage decrease is due to the Company’s continued cost containment efforts coupled with the growth in revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $59,000, or 44.0%, for the six months ended December 31, 2005 compared to the same period in the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new, upgraded computers for several of the Company’s training centers as well as for new personnel that were hired during the last twelve months and the amortization of a customer list, recorded as a result of the Company’s purchase of Comtrex Corporation in April 2005.

Other income (expense)

	Six Months Ended December 31,
	2005	2004	%
Other income (expense):
Minority interest	$—	$(59,000)	(100.0)%
Interest and other income	7,000	4,000	75.0%
Interest expense	(263,000)	(218,000)	20.6%

Total other income (expense)	$(256,000)	$(273,000)	(6.2)%

Other Income (Expense). Other income (expense) decreased $17,000 for the six months ended December 31, 2005 compared to the same period in the prior fiscal year. The minority interest expense in the prior period represents dividends paid on shares of preferred stock issued by a subsidiary and those shares were converted into common stock last fiscal year. Interest expense increased as a result of higher interest rates on the Company’s lines of credit as well as the amortization of financing costs incurred in the prior fiscal year.

Income tax expense

	Six Months Ended December 31,
	2005	2004	%
Income tax expense	$32,000	$15,000	113.3%

Income Tax Expense. Income tax expense increased $17,000 for the six months ended December 31, 2005 compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the six months ended December 31, 2005 were approximately $112,000, compared to $261,000 for the same period in 2004.

For the six months ended December 31, 2005 net cash provided by operating activities was $1,289,000, a betterment of $3,232,000 over the same period in 2004. The major difference between the periods was that the Company earned $1,010,000 net income in 2005 as compared to a net loss of $804,000 in 2004, a difference of $1,814,000. In addition, accounts and other receivables decreased by $254,000 for the six months ended December 31, 2005 but increased by $464,000 during the same period in 2004, a difference of $718,000.

For the six months ended December 31, 2005 the Company used $1,171,000 of its cash in financing activities compared with providing cash of $1,593,000 for the same period in 2004. The main reason for this difference is that during 2005 the Company paid down both its long-term debt and borrowings under its lines of credit from the cash provided by its operating activities as well as from proceeds from the sale of $1,191,000 of preferred stock.

The Company maintained a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings were limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bore interest at the greater of 7.5%, or the prime rate plus 2.0% (9.25% at December 31, 2005) and were secured by the assets of the Company. In addition, the bank had the right to restrict any prepayment of other indebtedness by the Company.

As discussed in Note 3 to the financial statements, on January 27, 2006 the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the third fiscal quarter will be the bank’s prime rate plus two percent. The loan will expire on December 31, 2006 and is secured by all of the Company’s assets, except inventory. The Company fully expects to renew the line of credit prior to its expiration.

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5%, or the prime rate plus 2.0% (9.25% at December, 2005) and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. In December 2005, the Company determined that it no longer needed this facility and elected to let it expire at its December 31, 2005 maturity date.

The total borrowings from the bank under the $3.0 million line and the $700,000 line were approximately $1.3 million and $3.2 million as of December 31, 2005 and June 30, 2005, respectively.

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

In July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock.

Outstanding debt totaled approximately $3.7 million at December 31, 2005, and the Company had a deficiency of working capital of approximately $329,000. The working capital deficit was in large part caused by the classification of the lines of credit as current liabilities due to their demand provisions. As previously described, on January 27, 2006 the Company’s existing line of credit was replaced with a $5 million line of credit with a new bank and the company prepaid a long-term obligation to a previous vendor resulting in a gain on early extinguishment of debt of approximately $233,000. The new line of credit expires on December 31, 2006 but the Company fully expects to renew the facility prior to its expiration.

As a result of its recent string of profitable quarterly results, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

Since Avatech is one of the largest resellers of Autodesk software and since Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company fully expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. On January 30, 2006, Avatech signed the new Channel Partner Agreement with Autodesk which designates the Company as an authorized reseller of Autodesk products through the expiration of the Agreement, January 31, 2007. In addition, the Company continues to diversify its revenues by increasing its service revenues and the sale of non-Autodesk software.

Below is a summary of the Company’s contractual obligations and commitments at December 31, 2005:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Lines of credit *	$1,295,000	$1,295,000	$—	$—	$—
Long-term obligations **	1,375,000	416,000	959,000	—	—
Interest on fixed rate obligations	232,000	194,000	38,000	—	—
Operating leases	3,980,000	1,103,000	1,853,000	801,000	223,000
Note payable to related party and capital lease obligations	1,065,000	996,000	69,000	—	—

Total obligations	$7,947,000	$4,004,000	$2,919,000	$801,000	$223,000

*	The Company’s line of credit is scheduled to expire on December 31, 2006 but the Company fully expects to renew the line prior to its expiration.

**	On January 27, 2006, the Company prepaid its long-term obligation to a vendor, therefore the only remaining long-term obligation after that date is the acquisition loans described in Note 4 which total $102,000 as of December 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate lines-of-credit. At December 31, 2005, 35% of the outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would have changed by less than $10,000 for the six months ended December 31, 2005. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Annual Meeting of Shareholders was held on November 10, 2005. Of the 15,338,485 shares entitled to vote at the meeting, 9,359,881 voted. The following matters were voted on at the meeting:

	Number of Votes
Proposal	In Favor	Against	Abstain
To elect the following persons to the Board of Directors:
Edgar D. Aronson	7,026,339	793,043	1,540,498
Garnett Y. Clark	9,354,257	5,624	0
George W. Cox	9,352,946	6,935	0
Eugene J. Fischer	9,351,485	8,396	0
W. James Hindman	9,274,542	85,339	0
Robert J. Post	9,354,422	5,459	0
Donald R. Walsh	9,285,359	74,522	0
To ratify the amendment to the company’s Restricted Stock Award Plan	8,785,014	179,625	395,242

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Loan and Security Agreement between Avatech Solutions, Inc. and Avatech Solutions, Subsidiary Inc. and Mercantile-Safe Deposit and Trust Company dated January 27, 2006 *

10.2	Discharge and Satisfaction of Indebtedness Agreement between Avatech Solutions, Inc. and Avatech Solutions, Subsidiary Inc. Dassault Systèmes dated January 23, 2006 *

10.3	Autodesk Authorized Channel Partner Agreement with Avatech Solutions, Inc. dated February 1, 2006 [a]

10.4	Restricted Stock Award Plan, as amended [b]

31.1	Rule 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

*	Filed herewith

a.	Incorporated by reference to our Current Report on form 8-K filed on February 9, 2007, File No. 001-31265

b.	Incorporated by reference to our Quarterly Report on form 10-Q filed on November 14, 2005 File No. 001-31265

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: February 14, 2006	By	/s/ Donald R. Walsh
Donald R. Walsh
Chief Executive Officer

Date: February 14, 2006	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Vice President and Chief Financial Officer (Principal financial and accounting officer)