Form 10-Q
period 2006-03-31
AVATECH SOLUTIONS INC
filed 2006-05-15
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 3, 2006
Common Stock, par value	11,736,441
$.01 per share

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2006	June 30, 2005

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$172,000	$295,000
Accounts receivable, less allowance of $150,000 and $149,000 at March 31, 2006 and June 30, 2005, respectively	5,916,000	5,808,000
Other receivables	108,000	189,000
Inventory	1,195,000	531,000
Prepaid expenses and other	175,000	227,000

Total current assets	7,566,000	7,050,000

Property and equipment:
Computer software and equipment	2,495,000	2,720,000
Office furniture and equipment	861,000	910,000
Leasehold improvements	129,000	278,000

	3,485,000	3,908,000

Less accumulated depreciation and amortization	2,871,000	3,215,000

	614,000	693,000

Customer list, net of accumulated amortization of $69,000 at March 31, 2006 and $17,000 at June 30, 2005	210,000	262,000
Goodwill	52,000	52,000
Other assets	114,000	162,000

Total assets	$8,556,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2006	June 30, 2005

	(unaudited)	(audited)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,179,000	$3,379,000
Accrued compensation and related benefits	750,000	401,000
Borrowings under lines-of-credit	1,260,000	3,198,000
Current portion of long-term debt	48,000	605,000
Note payable to related party	902,000	—
Deferred revenue	827,000	572,000
Other current liabilities	295,000	441,000

Total current liabilities	7,261,000	8,596,000

Long-term debt	40,000	1,163,000
Note payable to related party – long-term	—	902,000
Other long-term liabilities	119,000	260,000
Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; 1,189,140 and 1,297,537 shares outstanding at March 31, 2006 and June 30, 2005, respectively	12,000	13,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued and outstanding at March 31, 2006 and no shares issued and outstanding at June 30, 2005	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 11,733,077 and 10,868,330 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	117,000	109,000
Additional paid-in capital	7,020,000	5,476,000
Accumulated deficit	(6,013,000)	(8,300,000)

Total stockholders’ equity (deficit)	1,136,000	(2,702,000)

Total liabilities and stockholders’ equity (deficit)	$8,556,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$6,926,000	$5,396,000
Service revenue	1,836,000	1,537,000
Commission revenue	2,251,000	1,605,000
Sale of developed software	—	1,900,000

	11,013,000	10,438,000

Cost of revenue:
Cost of product sales	3,827,000	3,173,000
Cost of service revenue	1,308,000	1,157,000
Cost of developed software	—	59,000

	5,135,000	4,389,000

Gross margin	5,878,000	6,049,000

Other operating expenses:
Selling, general and administrative	4,631,000	3,792,000
Depreciation and amortization	98,000	94,000

	4,729,000	3,886,000

Operating income	1,149,000	2,163,000

Other income (expense):
Gain on early extinguishment of debt	233,000	—
Interest and other income	8,000	15,000
Interest expense	(93,000)	(149,000)

	148,000	(134,000)

Income before income taxes	1,297,000	2,029,000
Income tax expense	20,000	4,000

Net income	1,277,000	2,025,000
Preferred stock dividends	(48,000)	(20,000)

Net income available to common stockholders	$1,229,000	$2,005,000

Earnings per common share, basic	$0.11	$0.18

Earnings per common share, diluted	$0.07	$0.14

Shares used in computation - basic	11,585,455	10,865,042

Shares used in computation - diluted	17,338,249	14,092,635

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$18,871,000	$15,028,000
Service revenue	5,563,000	4,275,000
Commission revenue	5,258,000	4,174,000
Sale of developed software	—	1,900,000

	29,692,000	25,377,000

Cost of revenue:
Cost of product sales	11,029,000	9,778,000
Cost of service revenue	3,706,000	3,288,000
Cost of developed software	—	59,000

	14,735,000	13,125,000

Gross margin	14,957,000	12,252,000

Other operating expenses:
Selling, general and administrative	12,219,000	10,374,000
Depreciation and amortization	291,000	228,000

	12,510,000	10,602,000

Operating income	2,447,000	1,650,000

Other income (expense):
Gain on early extinguishment of debt	233,000	—
Interest and other income	15,000	18,000
Interest expense	(356,000)	(367,000)
Minority interest	—	(59,000)

	(108,000)	(408,000)

Income before income taxes	2,339,000	1,242,000
Income tax expense	52,000	21,000

Net income	2,287,000	1,221,000
Preferred stock dividends	(137,000)	(59,000)

Net income available to common stockholders	$2,150,000	$1,162,000

Earnings per common share, basic	$0.19	$0.11

Earnings per common share, diluted	$0.14	$0.09

Shares used in computation - basic	11,231,776	10,188,717

Shares used in computation - diluted	16,610,646	13,531,524

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)

	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2005	1,297,537	$13,000	—	$—	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)
Issuance of common stock as compensation					55,019		38,000		38,000
Vesting of stock options issued to employees							115,000		115,000
Issuance of common stock purchased through Employee Stock Purchase Plan					210,132	2,000	82,000		84,000
Issuance of common stock upon the exercise of stock options					348,214	4,000	164,000		168,000
Warrants exercised to purchase common stock					34,616		14,000		14,000
Issuance of common stock warrants							78,000		78,000
Issuance of Series E Convertible Preferred Stock and common stock purchase warrants			1,191				1,191,000		1,191,000
Preferred stock dividends							(137,000)		(137,000)
Conversion of Series D Preferred Convertible Stock into common stock	(108,397)	(1,000)			216,766	2,000	(1,000)		—
Net income for the nine months ended March 31, 2006								2,287,000	2,287,000

Balance at March 31, 2006	1,189,140	$12,000	1,191	$—	11,733,077	$117,000	$7,020,000	$(6,013,000)	$1,136,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$2,287,000	$1,221,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery) of bad debts	(2,000)	25,000
Depreciation and amortization	291,000	228,000
Non-cash stock compensation expense	153,000	34,000
Amortization of financing costs charged to interest expense	—	19,000
Gain on early extinguishment of debt	(233,000)	—
Loss on disposal of assets	9,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(25,000)	(926,000)
Inventory	(664,000)	(226,000)
Prepaid expenses and other current assets	52,000	149,000
Other assets	23,000	70,000
Accounts payable and accrued expenses	(200,000)	(1,491,000)
Accrued compensation and related benefits	349,000	(44,000)
Deferred revenue	255,000	107,000
Other current liabilities	(146,000)	39,000

Net cash provided by (used in) operating activities	2,149,000	(795,000)

Cash flows from investing activities
Purchase of property and equipment, net	(144,000)	(348,000)

Net cash used in investing activities	(144,000)	(348,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	41,154,000	31,972,000
Repayments of borrowings under line-of-credit	(43,092,000)	(30,924,000)
Repayments of long-term debt	(1,447,000)	(59,000)
Proceeds from sale of preferred stock	1,191,000	—
Proceeds from sale of common stock to employees and exercise of stock options and warrants	266,000	237,000
Payment of preferred stock dividends	(137,000)	(59,000)
Change in other assets related to financing costs	78,000	(50,000)
Change in other long-term liabilities	(141,000)	(28,000)

Net cash provided by (used in) financing activities	(2,128,000)	1,089,000

Net change in cash and cash equivalents	(123,000)	(54,000)
Cash and cash equivalents - beginning of period	295,000	690,000

Cash and cash equivalents - end of period	$172,000	$636,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of results for any future period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Employee Stock Compensation Plans

During the first quarter ended September 30, 2005 the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $40,000 for the quarter ended March 31, 2006, or less than $0.01 per basic and diluted share. For the nine months ended March 31, 2006, the effect of applying this Statement was $115,000, or less than $0.01 per basic and diluted share. Results for prior periods have not been restated.

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three and nine months ended March 31, 2006, the Company also issued 4,616 and 55,019 shares, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $6,000 and $38,000, respectively. For the three and nine months ended March 31, 2006, total stock compensation expense charged against income for these plans was $46,000 and $153,000, respectively.

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for period ended March 31, 2005:

	Three months ended 3/31/05	Nine months ended 3/31/05
Net income, as reported	$2,025,000	$1,221,000
Add: Stock-based compensation cost included in net income, net of taxes	9,000	34,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(63,000)	(207,000)

Pro forma net income	1,971,000	1,048,000
Preferred stock dividends	(20,000)	(59,000)

Pro forma net income attributable to common stockholders	$1,951,000	$989,000

Net income attributable to common stockholders:
Basic – as reported	$0.18	$0.11

Diluted – as reported	$0.14	$0.09

Basic – pro forma	$0.18	$0.10

Diluted – pro forma	$0.14	$0.07

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

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Average risk-free interest rate	4.31%	3.35%	4.37%	3.35%
Dividend yield	0%	0%	0%	0%
Expected term	6.1 years	8.8 years	6.1 years	8.8 years
Average expected volatility	1.27	2.58	1.28	2.58
Weighted average fair value of granted options	$1.42	$0.50	$1.31	$0.44

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

A summary of stock option activity during the nine months ended March 31, 2006 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,738,941	$0.69
Granted	733,250	1.58
Exercised	(348,215)	0.55
Forfeited	(108,537)	0.34

Outstanding at March 31, 2006	2,015,439	$0.87	$2,580,000

Exercisable at March 31, 2006	966,466	$0.78	$1,324,000

Weighted-average remaining contractual life	7.2 Years

The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $1.42 per share. All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2006 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.12 - 0.34	613,650	$0.20	6.1 years	481,150	$0.20	5.6 years
0.35 – 0.91	867,000	0.63	8.6 years	450,829	0.65	8.3 years
1.05 – 63.33	534,789	2.02	9.5 years	34,467	10.63	4.9 years

	2,015,439			966,466

Assuming that no additional share-based payments are granted after March 31, 2006, unamortized stock compensation expense of $724,000 will be recognized in the statement of operations over a weighted average period of 3.0 years.

3. Borrowings Under Lines-of-Credit

The Company maintained a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings were limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bore interest at the greater of 7.5% or the prime rate plus 2.0% (9.25% at March 31, 2006) and were secured by the assets of the Company. In addition, the bank had the right to restrict any prepayment of other indebtedness by the Company.

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

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% (9.25% at March 31, 2006) and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. This credit facility was renewed through December 31, 2005 and on that date the Company determined that it no longer needed this facility and elected to let it expire.

The aggregate outstanding borrowings from the bank under its credit line were $1,260,000 and $3,198,000 at March 31, 2006 and June 30, 2005, respectively.

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

The terms of the loan agreement provided for a loan of $1,500,000 with repayment of principal plus interest at 6% per annum in thirty-five equal quarterly installments commencing in January 2005. In July 2005 the Company made the decision to discontinue its relationship with the vendor and restructured the loan. The new terms of the loan provided for quarterly principal payments of approximately $91,000 plus interest at an annual rate of 6%. These quarterly payments began in July 2005 and continued until January 2006 when the Company replaced its existing line of credit and repaid this loan. The early extinguishment of this debt resulted in a gain to the Company of $233,000. The balance of this loan was $1,456,000 at June 30, 2005.

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

Other Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $88,000 as of March 31, 2006.

5. Income Taxes

Income tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future.

6. Earnings Per Share

Basic earnings per common share is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks.

As of March 31, 2006, 6,755,111 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and nine months ended March 31, 2006, there were 21,113 and 364,363 of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2006:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,277,000	$2,025,000
Less: preferred stock dividends	(48,000)	(20,000)

Net income available to common stockholders	$1,229,000	$2,005,000

Denominator:
Weighted average shares outstanding - basic	11,585,455	10,865,042

Assumed conversion of preferred stock	4,212,709	2,597,236
Effect of outstanding stock options	1,130,553	519,725
Effect of outstanding stock warrants	409,532	110,632

	17,338,249	14,092,635

Earnings per common share, basic	$0.11	$0.18

Earnings per common share, diluted	$0.07	$0.14

	Nine Months Ended March 31,
	2006	2005
Numerator:
Net income	$2,287,000	$1,221,000
Less: preferred stock dividends	(137,000)	(59,000)

Net income available to common stockholders	$2,150,000	$1,162,000

Denominator:
Weighted average shares outstanding - basic	11,231,776	10,188,717

Assumed conversion of preferred stock	4,297,776	2,597,236
Effect of outstanding stock options	815,020	486,960
Effect of outstanding stock warrants	266,074	258,611

	16,610,646	13,531,524

Earnings per common share, basic	$0.19	$0.11

Earnings per common share, diluted	$0.14	$0.09

7. Pending Acquisition

On March 22, 2006, the Company signed a non-binding letter of intent to acquire the stock of Sterling Systems and Consulting, Inc. (a Michigan corporation) and its affiliates. The letter of intent reflects the agreement in principle of the parties to proceed to negotiate a definitive agreement. Closing is contingent upon numerous conditions, including approval by both companies’ Boards of Directors and Sterling’s owners, execution of definitive merger documents, financing arrangements, satisfactory due diligence, and other conditions.

8. Subsequent Event

On April 28, 2006, the Company signed a non-binding term sheet with a Philadelphia-based private equity firm to sell to the firm $20 million of convertible preferred stock with annual dividends of 11% that will accrue but not be paid until conversion. The proceeds of the sale will be used to fund the acquisition of Sterling Systems and Consulting, Inc. as described in Note 7 and to provide additional acquisition capital. The preferred stock would be convertible into common stock at a $1.85 conversion price and would include warrants to purchase 5% of the Company’s common stock at $2.50 per share for up to three years after the date the transaction closes. The transaction is subject to numerous conditions, including receipt by Avatech of an opinion concerning the fairness of the transaction to the Company and its common stockholders, and satisfactory due diligence on the part of both parties. The Company expects to close the transaction by June 30, 2006.

9. Liquidity and Capital Resources

The Company’s operations have significantly improved over the last year and it has generated sufficient capital to erase its stockholders’ deficit and now has stockholders’ equity of $1,136,000. Also, in July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock with the proceeds utilized for working capital purposes and as described in Note 3, the Company replaced its existing credit facilities with a new $5 million line of credit.

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

The Company’s product sales may be somewhat cyclic, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. Avatech does not usually carry significant inventory, and generally places an order with the supplier only after receiving a firm commitment from its customer and, except in unusual situations, does not allow its customers to return merchandise. As of March 31, 2006, the Company increased its level of inventory in order to maximize the incentives that it received from its principal supplier.

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

Commission Revenue. The Company generates commission revenue from the resale of Autodesk software to customers which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

Also included in commission revenue are the commissions that the Company earns from selling subscriptions to current Autodesk customers. An Autodesk subscription provides the customer with access to Autodesk upgrades released during the subscription term, online support from Autodesk technicians and several other benefits. Since the Company functions as a sales agent on behalf of Autodesk and does not have any responsibility for the delivery of the services, it records a sale of a subscription as commission revenue.

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

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following tables set forth a comparison of the three month period ended March 31, 2006 to the three month period ended March 31, 2005. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2006	2005	% increase
Revenues:
Product sales	$6,926,000	$5,396,000	28.4%
Service revenue	1,836,000	1,537,000	19.4%
Commission revenue	2,251,000	1,605,000	40.2%
Sale of developed software	—	1,900,000	(100.0)%

Total revenues	$11,013,000	$10,438,000	5.5%

Revenues. Total revenues increased $575,000, or 5.5%, between periods and $2,475,000, or 29.0%, excluding the $1.9 million revenue recorded in the 2005 period from the one-time sale of developed software. All categories of ongoing revenues showed significant increases.

Product sales increased to $6,926,000 for the quarter, an increase of $1,530,000 from the quarter ended March 31, 2005, or 28.4%. The Company’s growth in this category is attributed to a number of factors including a larger, more focused sales force, the retirement of certain products by the Company’s main supplier, Autodesk, resulting in its customers purchasing the newer version of the retiring software, and a concentrated focus by the Company to maximize the sales incentives awarded by Autodesk.

Service revenues increased $299,000, or 19.4%, for the three months ended March 31, 2006 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy resulted in the continued growth in its services revenues for the period and as the Company continues to invest in this area it expects continued growth in its services revenues.

Commission revenues increased $646,000 or 40.2% for the three months ended March 31, 2006, compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant increase in the sales volume due to a continued focus by the Company to increase this category of business.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2006	2005	% increase
Cost of revenue:
Cost of product sales	$3,827,000	$3,173,000	20.6%
Cost of service revenue	1,308,000	1,157,000	13.1%
Cost of developed software	—	59,000	(100.0)%

Total cost of revenue	$5,135,000	$4,389,000	17.0%

Gross margin	$5,878,000	$6,049,000

Cost of revenue. Excluding the cost of developed software from the one-time sale of a software product to Autodesk in the prior fiscal quarter, the total cost of revenue increased $805,000, or 18.6%, for the three months ended March 31, 2006 as compared to the same period in the prior fiscal year. The percentage increase in ongoing cost was significantly lower than the 29.0% increase in ongoing revenues due to the successful efforts of the Company to sell a mix of products with a higher profit margin coupled with a significant increase in the sales incentives that the Company earned from Autodesk for the period.

The Company has earned sales incentives in each of its past quarters and fully expects to continue to earn them in the future as these incentives are an integral part of the financial arrangement between the Company and Autodesk. The incentives are calculated based upon the Company’s achievement of regional sales targets and increase significantly when sales exceed 115% of the targeted amounts. As a result of the efforts of a larger, more focused sales force, the retirement of certain products by Autodesk resulting in its customers purchasing the newer version of the retiring software, and a concentrated focus by the Company to maximize the sales incentives, the Company’s sales incentives were approximately $700,000 higher for the quarter ended March 31, 2006 than in the first two quarters of fiscal 2006.

Cost of product sales increased $654,000, or only 20.6%, despite the fact that product sales increased by 28.4% between periods. The cost of product sales as a percentage of related revenue for the three months ended March 31, 2006 was 55.3%, compared to 58.8% in the same period in 2005. The main reasons for the lower cost of product sales were that the Company realized greater incentives from Autodesk as a result of its higher sales during the period and those incentives are accounted for as a reduction in cost of product sales and that the Company realigned its compensation structure to reward sales of higher margin products.

Cost of service revenue increased only $151,000, or 13.1%, for the three months ended March 31, 2006 compared to the same period in the prior fiscal year while service revenues increased 19.4%. Cost of service revenue as a percentage of related revenue for the three months ended March 31, 2006 decreased to 71.2% from 75.3% in the same period in the prior fiscal year. This decrease was due to a more effective utilization of the Company’s services personnel resulting in a significant increase in billable time without a proportional increase in personnel costs.

Gross margin. Overall, the gross margin percentage, excluding the effects of the one-time sale of developed software, increased from 49.3% for the three months ended March 31, 2005 to 53.4% for the same period in the current fiscal year. The increase in the gross margin percentage was due to improvements in the product mix in the core Autodesk business, higher sales incentives, service utilization improvements and higher commission revenue as a percentage of total revenue.

Other Operating Expenses

	Three Months Ended March 31,
	2006	2005	% increase
Other operating expenses:
Selling, general and administrative	$4,631,000	$3,792,000	22.1%
Depreciation and amortization	98,000	94,000	4.3%

Total other operating expenses	$4,729,000	$3,886,000	21.7%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $839,000, or 22.1%, for the three months ended March 31, 2006 compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months and larger incentive payments to sales personnel and management. Selling, general and administrative expense as a percent of total revenues was 42.1% for the three months ended March 31, 2006 down from 44.4% for the same period in the prior fiscal year, excluding the effects of the one-time sale of developed software.

Depreciation and Amortization. Depreciation and amortization expenses increased $4,000, or 4.3%, for the three months ended March 31, 2006 compared to the same period in the prior fiscal year.

Other income (expense)

	Three Months Ended March 31,
	2006	2005	% increase
Other income (expense):
Gain on early extinguishment of debt	$233,000	$—	100.0%
Interest and other income	8,000	15,000	(46.7)%
Interest expense	(93,000)	(149,000)	(37.6)%

Total other income (expense)	$148,000	$(134,000)	210.4%

Other Income (Expense). Other income (expense) increased $282,000 for the three months ended March 31, 2006 compared to the same period in the prior fiscal year. The most significant cause of the increase was the gain on early extinguishment of debt of $233,000 that the Company realized as a result of a prepayment of a debt obligation to a vendor as described in Note 4. Interest expense decreased due to significantly lower borrowings on the Company’s line of credit as well as the prepayment of the vendor note.

Income tax expense

	Three Months Ended March 31,
	2006	2005	% increase
Income tax expense	$20,000	$4,000	400.0%

Income Tax Expense. Income tax expense increased $16,000 for the three months ended March 31, 2006 compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation. Any future reversal of the valuation allowance would have a material, non-cash effect on reported earnings.

Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005

The following tables set forth a comparison of the nine month period ended March 31, 2006 to the nine month period ended March 31, 2005. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The nine months financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2006	2005	%
Revenues:
Product sales	$18,871,000	$15,028,000	25.6%
Service revenue	5,563,000	4,275,000	30.1%
Commission revenue	5,258,000	4,174,000	26.0%
Sale of developed software	—	1,900,000	(100.0)%

Total revenues	$29,692,000	$25,377,000	17.0%

Revenues. Total revenues increased $4,315,000, or 17.0%, between periods and $6,215,000, or 26.5% excluding the revenue from the one-time sale of developed software of $1.9 million. All categories of ongoing revenues showed significant increases.

Product sales increased to $18,871,000 for the nine months ended March 31, 2006, an increase of $3,843,000 from the same period in 2005, or 25.6%. The Company’s growth in this category is attributed to a number of factors including a larger, more focused sales force, the retirement of certain products by the Company’s main supplier, Autodesk, resulting in its customers purchasing the newer version of the retiring software, and a concentrated focus by the Company to maximize the sales incentives awarded by Autodesk.

Service revenues increased $1,288,000, or 30.1%, for the nine months ended March 31, 2006 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy resulted in the large growth in its services revenues for the period and as the Company continues to invest in this area it expects continued growth in its services revenues.

Commission revenues increased $1,084,000 or 26.0% for the nine months ended March 31, 2006, compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant increase in the sales volume due to a continued focus by the Company to increase this category of business.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2006	2005	%
Cost of revenue:
Cost of product sales	$11,029,000	$9,778,000	12.8%
Cost of service revenue	3,706,000	3,288,000	12.7%
Cost of developed software	—	59,000	(100.0)%

Total cost of revenue	$14,735,000	$13,125,000	12.3%

Gross margin	$14,957,000	$12,252,000

Costs of revenue. Excluding the cost of developed software from the one-time sale of a software product to Autodesk in the prior fiscal quarter, the total cost of revenue increased $1,669,000, or 12.8%, for the nine months ended March 31, 2006 as compared to the same period in the prior fiscal year. The percentage increase in ongoing cost was significantly lower than the 26.5% increase in ongoing revenues due to the successful efforts of the Company to sell a mix of products with a higher profit margin coupled with a significant increase in the sales incentives that the Company earned from Autodesk for the period.

Cost of product sales increased $1,251,000, or 12.8%, despite a 25.6% increase in product revenues. The cost of product sales as a percentage of related revenue for the nine months ended March 31, 2006 was 58.4%, compared to 65.1% in the same period in 2005. The main reasons for the lower cost of product sales was that the Company realized greater incentives from Autodesk as a result of its higher sales during the period and those incentives are accounted for as a reduction in cost of product sales; the Company realigned its compensation structure to reward sales of higher margin products; and, in December 2004 Avatech eliminated a poor performing product line that produced lower than expected margins and increased the Company’s cost of sales for the nine months ended March 31, 2005.

Cost of service revenue increased $418,000, or 12.7%, for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year, but service revenues increased by 30.1%. As a result, cost of service revenue as a percentage of related revenue for the nine months ended March 31, 2006 decreased to 66.6% from 76.9% in the same period in the prior fiscal year. This decrease was due to a more effective utilization of the Company’s services personnel resulting in a significant increase in billable time without a proportional increase in personnel costs.

Gross margin. Overall, the gross margin percentage, excluding the effects of the one-time sale of developed software, increased significantly from 44.3% for the nine months ended March 31, 2005 to 50.4% for the same period in the current fiscal year. The increase in the gross margin percentage was due to improvements in the product mix in the core Autodesk business, higher sales incentives, service utilization improvements and higher commission revenue as a percentage of total revenue.

Other Operating Expenses

	Nine Months Ended March 31,
	2006	2005	%
Other operating expenses:
Selling, general and administrative	$12,219,000	$10,374,000	17.8%
Depreciation and amortization	291,000	228,000	27.6%

Total other operating expenses	$12,510,000	$10,602,000	18.0%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,845,000, or 17.8%, for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months. Selling, general and administrative expense as a percent of total revenues was 41.2% for the nine months ended March 31, 2006, down from 44.2% for the same period in the prior fiscal year, excluding the effects of the one-time sale of developed software. The percentage decrease is due to the Company’s continued cost containment efforts coupled with the growth in revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $63,000, or 27.6%, for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new, upgraded computers for several of the Company’s training centers as well as for new personnel that were hired during the last twelve months and the amortization of a customer list, recorded as a result of the Company’s purchase of Comtrex Corporation in April 2005.

Other income (expense)

	Nine Months Ended March 31,
	2006	2005	%
Other income (expense):
Gain on early extinguishment of debt	$233,000	$—	100.0%
Interest and other income	15,000	18,000	(16.7)%
Interest expense	(356,000)	(367,000)	(3.0)%
Minority interest	—	(59,000)	(100.0)%

Total other income (expense)	$(108,000)	$(408,000)	(73.5)%

Other Income (Expense). Other expense decreased $300,000 for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year. The most significant cause of the increase was the gain on early extinguishment of debt of $233,000 that the Company realized as a result of a prepayment of a debt obligation to a vendor as described in Note 4. Interest expense decreased slightly due to lower borrowings on the Company’s line of credit as well as the prepayment of the vendor note, offset by higher interest rates. The minority interest expense in the prior period represents dividends paid on shares of preferred stock issued by a subsidiary and those shares were converted into common stock last fiscal year.

Income tax expense

	Nine Months Ended March 31,
	2006	2005	%
Income tax expense	$52,000	$21,000	147.6%

Income Tax Expense. Income tax expense increased $31,000 for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation. Any future reversal of the valuation allowance would have a material, non-cash effect on reported earnings.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the nine months ended March 31, 2006 were approximately $144,000, compared to $348,000 for the same period in 2005.

For the nine months ended March 31, 2006 net cash provided by operating activities was $2,149,000, a betterment of $2,944,000 over the same period in 2005. The major difference between the periods was that the Company earned $2,287,000 net income in 2006 as compared to net income of $1,221,000 in 2005, a difference of $1,066,000. In addition, accounts and other receivables increased by only $25,000 for the nine months ended March 31, 2006 but increased by $926,000 during the same period in 2005, a difference of $901,000 and accounts payable and accrued expenses decreased by $200,000 in 2006 as compared with $1,491,000 in 2005.

For the nine months ended March 31, 2006 the Company used $2,128,000 of its cash in financing activities compared with providing cash of $1,089,000 for the same period in 2005. The main reason for this difference is that during 2005, as described in Note 4 to the financial statements, the Company paid down its long-term debt from the cash provided by its operating activities.

The Company maintained a $3.0 million line of credit with a bank payable within 60 days of demand and expiring in September 2006. Outstanding borrowings were limited to 85% of the Company’s aggregate outstanding eligible accounts receivable, bore interest at the greater of 7.5%, or the prime rate plus 2.0% (9.25% at March 31, 2006) and were secured by the assets of the Company. In addition, the bank had the right to restrict any prepayment of other indebtedness by the Company.

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

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% (9.25% at March 31, 2006) and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. This credit facility was renewed through December 31, 2005 and on that date the Company determined that it no longer needed this facility and elected to let it expire.

The total borrowings from the bank under its lines of credit were approximately $1.3 million and $3.2 million as of March 31, 2006 and June 30, 2005, respectively.

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

In July 2005, the Company raised cash of $1,191,000 through an offering of 1,191 shares of Series E Convertible Preferred Stock.

Outstanding debt totaled approximately $2.2 million at March 31, 2006, and the Company had working capital of approximately $305,000. As previously described, on January 27, 2006 the Company’s existing line of credit was replaced with a $5 million line of credit with a new bank and the company prepaid a long-term obligation to a previous vendor resulting in a gain on early extinguishment of debt of approximately $233,000. The new line of credit expires on December 31, 2006 but the Company fully expects to renew the facility prior to its expiration.

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

Below is a summary of the Company’s contractual obligations and commitments at March 31, 2006:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Lines of credit *	$1,260,000	$1,260,000	$—	$—	$—
Long-term obligations	88,000	48,000	40,000	—	—
Interest on fixed rate obligations	111,000	110,000	1,000	—	—
Operating leases	4,269,000	1,264,000	1,910,000	950,000	145,000
Note payable to related party and capital lease obligations	1,041,000	995,000	46,000	—	—

Total obligations	$6,769,000	$3,677,000	$1,997,000	$950,000	$145,000

*	The Company’s line of credit is scheduled to expire on December 31, 2006 but the Company fully expects to renew the line prior to its expiration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate lines-of-credit. At March 31, 2006, 35% of the outstanding debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would have changed by less than $10,000 for the nine months ended March 31, 2006. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

Date: May 15, 2006	By	/s/ Donald R. Walsh
Donald R. Walsh
Chief Executive Officer

Date: May 15, 2006	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Vice President and Chief Financial Officer
(Principal financial and accounting officer)