Form 10-K
period 2006-06-30
AVATECH SOLUTIONS INC
filed 2006-09-28
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Title of Class

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 19, 2006 was $22,881,999.

The number of shares of common stock outstanding as of September 19, 2006 was 13,620,238.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders (to be filed).

PART I

ITEM 1. BUSINESS

Background

Avatech Solutions, Inc. (“Avatech” or the “Company”) was formed as a Delaware corporation on September 9, 1996. During fiscal years 1997 through 1999, the Company consummated business combinations with ten companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States.

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

General

The Company is a leader in design, engineering, and facilities management technology solutions with expertise in CAD software, data and product lifecycle management, and process optimization for the manufacturing, engineering, and building design industries. Avatech specializes in software resale, technology consulting, implementation, integration, training, and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company’s clients include corporations, government agencies, and educational institutions nationwide.

The Company differentiates itself from traditional product resellers through a wide range of value-added services, consisting primarily of training, technical support, and professional services. It also provides software customization, data migration, computer-aided design standards consulting, process workflow analysis, and implementation assistance for complex design environments. Its strategic focus is to provide clients a competitive advantage with technology solutions that address broad, enterprise-wide initiatives.

Avatech’s sales and service delivery network consists of approximately 250 employees operating out of twenty business offices across the United States. The Company has a sales database that has over 210,000 point-of-contact names collected over a seventeen-year time span and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s strategy is to continue to grow its core business as an Autodesk solutions provider, to continue to diversify product offerings, increase professional services as a percentage of total revenue, and expand its sales of products and services and its geographic penetration, through acquisitions and through the opening of new offices.

Avatech has developed a Research and Development team within its professional services group that is charged with the responsibility of developing tools for customers that facilitate workflow processes involving the software products the Company sells, and new products that complement and enhance the features of those software products. This team created Avatech Earth Connector, a unique AutoCAD plug-in which allows architects, building designers, and engineers to place 2D and 3D structures developed in AutoCAD-based products directly into Google Earth’s 3D world. They were also instrumental in preparing Proof Positive, a software product the Company acquired as a result of its merger with PlanetCAD, Inc. in 2002, and sold to its major vendor, Autodesk, Inc. in 2005. It is Avatech’s intention to develop similar products for sale to its customers and to third-party software vendors.

The Company’s product sales are somewhat cyclic, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. Except in unusual situations, the Company does not allow its customers to return merchandise.

Recent Developments

In February of each year, Avatech enters into a new Channel Partner Agreement with Autodesk, Inc., its major vendor. The agreement dated February 1, 2006 provides significantly enhanced opportunities to increase margins on product sales. The Company is aggressively seeking to maximize all of the opportunities in the new agreement with Autodesk to increase revenue and profitability.

In August 2005, the Company completed a limited offering of Convertible Preferred Stock (Series E) which raised a total of $1,191,000 for working capital purposes. Investors in this offering received an annual dividend of 10%, paid quarterly and were granted certain conversion rights and stock warrants. The number of common shares that would be issued under these conversion rights total 1,832,308 and the warrants, if exercised, would result in 366,475 common shares issued.

On May 30, 2006, the Company acquired all of the outstanding stock and membership interests of Sterling Systems and Consulting, Inc. (a Michigan corporation) and its affiliates (“Sterling”). Sterling was one of the largest providers of Autodesk design technology solutions and consulting services in the Midwest and one of the largest civil engineering solution providers worldwide. Sterling maintained offices in Detroit, Indianapolis, Chicago, and Cleveland providing Avatech with four new locations in the upper Midwest, bringing the total number of Avatech offices to twenty. In order to finance this acquisition while it finalized several pending equity infusions, Avatech entered into a $6.5 million term loan with its bank which provided for monthly interest payments at the prime rate plus 2.0% with full principal repayment in ninety days and secured by all of the assets of the Company.

On June 13, 2006, Avatech closed on a Preferred Stock and Warrant Purchase Agreement pursuant to which it sold 4,000 shares of its newly created Series F 10% Cumulative Convertible Preferred Stock and 800,000 Common Stock Purchase Warrants to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc., for a purchase price of $1,000 per share of Series F Preferred Stock or $4,000,000 in the aggregate.

Each share of Series F Preferred Stock issued in the Offering is convertible into shares of the Company’s Common Stock, par value $.01 per share, at any time at a price per share of Common Stock determined by dividing (a) the Original Series F Issuance Price plus any accumulated but unpaid dividends thereon, by (b) $2.00. Dividends are payable semi-annually at a 10% annual rate, in cash or registered Common Stock, at the Company’s option. Any dividends paid in stock are priced at a 5% discount to the market price of the common stock at the payment date.

Each Warrant entitles the holder thereof to purchase one share of Common Stock, at any time until June 12, 2010, at an exercise price of $2.40 per share. The conversion price for the shares of Series F Preferred Stock and the exercise price for the Warrants are adjustable upon the occurrence of certain events.

On June 14, 2006, the Company closed on a Common Stock and Warrant Purchase Agreement pursuant to which it sold 1,000,000 shares of its Common Stock and 600,000 Common Stock Purchase Warrants to two accredited investors, Pacific Asset Partners and Sigma Opportunity Fund, LLC, for a purchase price of $2.00 per common share, or $2,000,000 in total. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock, at any time until June 14, 2010, at an exercise price of $2.00 per share.

The Company used the proceeds of the sale of the Series F Preferred Stock and the Common Stock, along with some borrowings on its line of credit, to pay off the outstanding principal of the $6.5 million short-term note that it executed with the Company’s bank in connection the Sterling acquisition.

Products

Substantially all of Avatech’s business consists of the sale of prepackaged software and associated services to customers in the United States. Sales are focused on the following three major product categories and associated value-added services.

Design Automation. More than 92% of total revenues arise from the resale of design software developed by Autodesk, Inc. (Autodesk) for the building design and land development, manufacturing, utilities, and telecommunications industries, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

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

Product Lifecycle Management. Product lifecycle management software products (PLM) help businesses manage the lifecycle of a product, from design through obsolescence, or the lifecycle of information, including design information. Currently, the Company is an authorized reseller of Autodesk’s PLM solution known as “ProductStream” and expects to generate significant revenues in the future from the sale of this and other PLM products and services to its large installed base of customers and prospective customers.

Facilities Management. Physical assets, such as real estate, buildings, equipment, materials, and furniture make up a significant percentage of an organization’s total asset value. These assets are used by many different business units, departments, and individuals, and must be accurately managed in order to extend asset life cycles and keep operating costs at a minimum.

In 2003, the Company entered into an authorized reseller agreement with ARCHIBUS, Inc., a world leader in facilities and infrastructure management products, with more than 100,000 enterprise users and one million web users worldwide, authorizing it to sell ARCHIBUS FM solution throughout the U.S. Its flagship product, ARCHIBUS/FM, is a powerful suite of integrated applications that creates a single, comprehensive repository of information on an organization’s people, places, processes and physical assets.

Total Infrastructure and Facilities Management (TIFM) solutions enable organizations to make informed strategic and business decisions that optimize return on investment, lower asset lifecycle costs, and increase enterprise-wide productivity and profitability. Organizations of all sizes, spanning the financial, educational, government, healthcare, and manufacturing industries, use TIFM to deliver timely, relevant facilities information as part of their strategic business plans.

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

The Company sells, customizes, and implements facilities management solutions through its dedicated salespeople, technical specialists, and a network of strategic partners. It also provides GIS database development services to facilities management customers, both through its employees and strategic partners.

Services

Avatech offers training courses in over fifty-five different subjects related to various software solutions offered at nineteen training facilities and through mobile labs that it can send to customer sites or other off-site facilities. Training is led by 64 employees who serve as class instructors and have formal training or successful industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user and corporate technical support services through its National Support Center (NSC) located in Omaha, Nebraska. A staff of six full-time product and technology consultants assists customers calling with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through e-mail, telephone, and fax channels.

Other professional services include project-focused offerings such as software customization, data migration, computer aided design standards consulting, supplemental staffing for design work, drawing digitization, and symbol library development. Avatech has employed over ninety industry specialists who provide professional services to its design automation customers.

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

While several local and regional competitors exist in the various geographic territories where the Company conducts business, it believes that it has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and is one of the largest commercial Autodesk resellers in the United States. Two national competitors that could be compared to Avatech in scale, size, geographical reach, and target markets for the resale of Autodesk products are INCAT International, Inc. (INCAT) and RAND A Technology Corporation (RAND).

INCAT is a systems integrator for design automation products with offices located in nine countries and its worldwide headquarters in the United Kingdom. While INCAT is larger than Avatech, the Company estimates that the Autodesk portion of INCAT’s business is less than its Autodesk business.

RAND is the largest computer-aided design and engineering technology company worldwide, however the Company believes that its United States Autodesk-related business is larger than that of RAND. RAND, headquartered in Canada, has its U.S. offices in the Northern Pacific, Midwest, Northeast, New England and Florida

Product Lifecycle Management. In this market, in which the Company sells Autodesk’s Vault and ProductStream software solutions, they face competition from other Autodesk resellers authorized to sell ProductStream, and face similar competition from local and regional Autodesk resellers in its design automation business.

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

The Company enters into an annual Authorized Channel Partner Agreement with Autodesk, Inc. whereby Autodesk appoints it as a non-exclusive partner to market, distribute, and support Autodesk software products. The Company must achieve yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2006, the Company’s revenue from the sale of Autodesk software was approximately $30.9 million. This agreement authorizes it to sell certain software products to certain customers in specific geographic areas of the United States and there are no clauses in this agreement that limit or restrict the services that it can offer to customers.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2006, the revenues generated by our top ten customers represented approximately seven percent of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

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

Employees

At June 30, 2006, the Company had approximately 235 full time employees and two part time employees located in twenty offices throughout the United States. Approximately 46 of its employees are located at its corporate headquarters in Maryland, which also houses a training facility and some sales personnel. None of its employees are represented by collective bargaining agreements, and it has never experienced a work stoppage. The Company believes that its employee relations are good.

Available Information

The Internet website for Avatech Solutions is www.avatechsolutions.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files with or furnishes such materials to the SEC. The Company’s executive offices are located at 10715 Red Run Blvd, Suite 101, Owings Mills, Maryland 21117 and its telephone number is (410) 581-8080.

ITEM 1A. RISK FACTORS

Risk Factors Relating to our Business Generally

We have a history of significant losses and may never achieve profitability.

In the last five fiscal years of operation, we have reported net income only in the last two fiscal years ended June 30, 2006 and 2005. Although we believe we will continue to be profitable on a quarterly and annual basis, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

We have a limited operating history, which makes it difficult to evaluate our business and prospects.

We began operations in 1997, with the merger of four founding companies. Since that time, we have acquired 16 additional companies. Management believes it has successfully integrated these businesses and their disparate operations, employees and management structures and personnel. The limited history and continuing evolution of our operations makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development. If we fail to address these risks and uncertainties, we may be unable to grow our business, increase our revenue, or continue to be profitable.

Our reliance on the sale of a single software vendor’s products could decrease our revenues and our profitability.

We derive over 90% of our net revenues from the sale and integration of Autodesk products and from providing upgrades and related services for those products. As such, if sales of Autodesk products and upgrades decrease, our revenues will decrease, which will adversely affect our profitability.

If our relationship with Autodesk is not renewed each year, our revenues would significantly decrease and such decrease would jeopardize our viability.

Our continued growth and future success are largely dependent upon maintaining our relationship with Autodesk. While our current relationship with Autodesk is good, there can be no assurance that this relationship will continue. Under the terms of the Autodesk Channel Partner Agreement, this relationship must be renewed each year. Because over 90% of our revenues are attributable to the resale of Autodesk products and related services, Autodesk’s failure to renew its relationship with us would significantly decrease our sales, revenues and overall financial condition, and would jeopardize our viability.

Our products may contain undetected errors that could harm our sales and revenue and result in increased operating expenses and liabilities.

Our business depends on complex computer software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. Although we conduct extensive testing, we may not discover software defects that affect new or current products and services or enhancements until after they are deployed. In the past, we have discovered software errors in some new products and enhancements after their introduction, and we may find errors in current or future new products or releases after commencement of commercial use. If we market products and services that contain errors or that do not function properly, we may experience negative publicity, loss of or delay in market acceptance, or claims against us by customers, any of which could harm our current and future sales or result in expenses and liabilities that could reduce our operating results and adversely affect our financial condition and the market for our common stock.

We may inadvertently infringe on third party proprietary rights, which could result in costly litigation, reduced sales and revenue and a decline in the price of our stock.

We may be subject to claims alleging that we have infringed third party proprietary rights. Litigating such claims, whether meritorious or not, is costly. The expenditure of such costs, and the accompanying diversion of management time to such litigation, may cause a decrease in attention to sales and product development and a corresponding decrease in revenue. These claims might require us to enter into royalty or license agreements with terms unfavorable to us. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products, or redesign or discontinue such products, any of which could materially reduce our sales and revenue and cause a decline in the market price for our common stock.

If we are unable to raise additional capital on favorable terms, our ability to fund growth and otherwise operate our business will be significantly limited.

We may need to raise additional capital to develop and enhance our services and products, fund expansion, respond to competitive pressures, or acquire complementary businesses or technologies. We may not be able to raise additional financing on favorable terms, if at all. Our agreements with our lenders restrict the types of capital we can raise without the consent of our lenders. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and the securities issued may have rights, preferences, or privileges senior to those of our common stock. If we cannot raise adequate funds on acceptable terms, our ability to fund growth, take advantage of business opportunities, develop or enhance services or products, or otherwise respond to competitive pressures will be significantly limited. Insufficient funds may require us to scale-back or eliminate some or all of our plans for growth.

The terms of our indebtedness imposes significant restrictions on our ability to raise capital.

Without the consent of our senior lender, our existing outstanding indebtedness restricts our ability to, among other things:

•	incur additional debt;

•	repay other debt;

•	pay dividends;

•	make certain investments, mergers or acquisitions;

Failure to meet any of these covenants could result in an event of default under our outstanding loan arrangement. If an event of default occurs, our lenders may take one or more of the following actions:

•	increase our borrowing costs;

•	restrict our ability to obtain additional borrowings;

•	accelerate all amounts outstanding; or

•	enforce their interests against collateral pledged.

If our lender was to accelerate our debt payments, our assets may not be sufficient to fully repay the debt.

In addition, we cannot declare dividends or incur additional debt without the written approval from our lender, which could significantly restrict our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lender and our financial performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a materially adverse effect on our operations in future periods.

We may not be able to successfully expand through strategic acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business, in order to increase revenues and earnings. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to successfully integrate any acquired businesses into our business or to operate any acquired businesses profitably. Each of these factors may contribute to our inability to successfully expand through strategic acquisitions, which could ultimately result in increased costs without a corresponding increase in revenues, which would result in decreased profitability.

Our inability to efficiently complete or integrate future strategic acquisitions may divert management resources away from business operations and cause greater expenses and decreased revenues and sales.

We may find it necessary or desirable to acquire additional complementary businesses, products or technologies. Integrating product acquisitions and completing any future acquisitions could cause significant diversions of management time and resources. Managing acquired businesses entails numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations. We may not be able to effectively integrate any such acquisitions, and our failure to do so could result in significant expenses and lost revenue.

Any acquisition we make could disrupt our business and harm our financial condition and operations.

In an effort to effectively compete in the design automation solutions and facilities management markets where increasing competition and industry consolidation prevail, we may acquire complementary businesses in the future. In the event of any future acquisitions, we could:

•	issue additional stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs of intangible assets, accounts receivable or other assets.

These events could result in significant expenses and decreased revenue, or could substantially affect the market price of our common stock.

Risk Factors Relating to our Stock and Capital Structure

The high volatility of our stock price could materially and adversely affect the price of our stock.

The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price may include:

•	fluctuations in sales or operating results;

•	illiquidity resulting from relatively low average daily volume of transactions in our stock;

•	announcements of technological innovations or new software standards by us or our competitors;

•	published reports of securities analysts;

•	developments in patent or other proprietary rights;

•	changes in our relationships with development partners and other strategic alliance partners; and

•	general market conditions, especially regarding the general performance of comparable technology stocks.

Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

The conversion of our Series D Convertible Preferred Stock, the conversion of our Series E Convertible Preferred Stock, the conversion of our Series F Cumulative Convertible Preferred Stock, and the exercise of a substantial number of outstanding warrants issued in connection with those Preferred Stock issuance, and certain other warrants, would increase the amount of our common stock in the trading market, which could substantially affect the market price of our common stock.

Between November 19, 2003 and December 31, 2003, we sold units consisting of one share of Series D Convertible Preferred Stock, then convertible into two shares of common stock (currently, an aggregate of 2,380,401 shares), and a warrant to purchase a single share of common stock for $0.45. The warrants expired in December, 2004. On July 29, 2005, we sold units consisting of one share of Series E Convertible Preferred Stock, which in the aggregate were initially convertible into 1,832,306 shares of common stock (currently, 1,812,308 shares), and warrants to purchase an aggregate of 366,475 shares of common stock, in each case for $.65 per share. On June 12, 2006, we sold units consisting of Series F Cumulative Convertible Preferred Stock, convertible into 2,000,000 shares of our Common Stock, and 800,000 stock purchase warrants. In the event of (i) the exercise of a substantial number of warrants accompanying the Series E Convertible Preferred Stock and Series F Cumulative Convertible Preferred Stock, or (ii) the conversion of a substantial number of shares of Series D, Series E, or Series F Convertible Preferred Stock, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of our common stock.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of the date of this Prospectus, there are outstanding options to purchase an aggregate of 1,985,082 shares of our common stock at per share exercise prices ranging from $.12 to $63.33. The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

The Selling Stockholders may choose to sell shares at prices below the current trading price.

The Selling Stockholders are not restricted as to the prices at which they may sell their shares of our common stock. Sales of shares of our common stock below the then-current trading prices may adversely affect the market price of our common stock.

Risk Factors Relating to our Articles of Incorporation

Our certificate of incorporation and bylaws could delay or prevent the acquisition or sale of our company and prevent our shareholders from receiving any potential benefit from an offer to acquire us.

Our charter and bylaws, resulting from our merger with PlanetCAD, as well as the General Corporation Law of the State of Delaware, may deter, discourage, or make more difficult a change in control, even if such a change in control would benefit our shareholders. As a result, shareholders may be unable to receive any economic or other benefit contained in any proposal. In particular, the board of directors may issue preferred stock having such designations, rights, and preferences as they determine; only shareholders owning not less than two-thirds of the outstanding shares may call special meetings of shareholders; advance notice is required for presentation of new business and nominations of directors at meetings of shareholders; and our bylaws may be amended only by the board of directors or by the holders of two-thirds of the outstanding voting stock.

The liability of our directors is limited.

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Delaware law.

It is unlikely that we will issue dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

ITEM 2. PROPERTIES

Corporate offices are located in Owings Mills, Maryland where the Company leases approximately 13,430 square feet of office space, pursuant to a lease which expires on July 21, 2011. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Location	Square Footage	Term
Colorado—Englewood	5,786	12/31/2008
Florida—Tampa	4,103	2/28/2009
Indiana—Indianapolis	3,129	12/31/2007
Illinois— Chicago	200	7/31/2006
Iowa—Cedar Rapids	4,003	5/31/2011
Iowa—Des Moines	3,027	7/31/2011
Kentucky—Georgetown	1,297	3/31/2010
Minnesota—St. Paul	2,782	3/31/2007
Michigan—Madison Heights	5,130	5/31/2008
Nebraska—Omaha	5,473	12/31/2007
North Carolina—Charlotte	3,500	10/31/2010
North Carolina—High Point	1,764	4/30/2011
North Carolina—Morrisville	3,671	11/30/2011
Ohio—Beachwood	2,528	11/30/2010
Texas—Houston	2,447	12/31/2008
Texas—Irving	6,920	1/31/2008
Virginia—Alexandria	2,800	10/14/2011
Virginia—Richmond	1,832	3/31/2011
Virginia—Virginia Beach	5,887	10/31/2009

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Data

Avatech’s common stock is trading on the OTC Bulletin Board under the symbol “AVSO.OB”. The following table indicates the high and low sales prices per share, rounded to the nearest whole cent, as available through the OTC market for all periods presented. The OTC quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended June 30, 2006
First Quarter	$1.27	$0.46
Second Quarter	1.72	1.02
Third Quarter	2.43	1.30
Fourth Quarter	2.51	1.80

Fiscal Year Ended June 30, 2005
First Quarter	$0.92	$0.42
Second Quarter	0.60	0.28
Third Quarter	0.75	0.32
Fourth Quarter	0.70	0.43

Recent Closing Prices

On September 19, 2006, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $1.68.

Dividend Information

The Company has never paid cash dividends on its common stock and anticipates that will it continue to retain any earnings for the foreseeable future for use in the expansion and operation of its business.

The Series D, Series E and Series F Convertible Preferred Stock are eligible for 10% annual, cumulative dividends, payable quarterly, when and as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the Common Stock and all other currently outstanding shares of equity securities. For the year ended June 30, 2006, dividends totaling $184,000 were paid to preferred shareholders.

Number of Stockholders

As of September 19, 2006 there were 289 holders of record of common stock, 14 holders of Series D Convertible Preferred Stock, 35 holders of Series E Convertible Preferred Stock, and 2 holders of Series F Convertible Preferred Stock.

Equity Compensation Plan Information

The following table provides information, as of June 30, 2006, with respect to all compensation arrangements that we maintain under which we may issue shares of common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,001,589	$0.92	1,136,343
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,001,589	$0.92	1,136,343

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical annual consolidated financial data is derived from our audited financial statements as of and for the five years ended June 30, 2006. The following consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Report.

	Year ended June 30,
	2006(1)	2005(2)	2004(3)	2003(3)	2002(4)
Statement of Operations Data:
Revenue:
Product sales	$25,364,000	$20,703,000	$17,710,000	$12,370,000	$16,619,000
Service revenues	7,399,000	6,066,000	5,471,000	5,932,000	5,775,000
Commission revenue	6,857,000	5,475,000	4,770,000	4,199,000	4,246,000
Sale of developed software	—	1,900,000	—	—	—

Total revenue	39,620,000	34,144,000	27,951,000	22,501,000	26,640,000

Cost of revenue:
Cost of product sales	15,002,000	13,211,000	12,648,000	8,776,000	11,071,000
Cost of service revenue	5,167,000	4,606,000	4,086,000	3,767,000	3,365,000
Cost of developed software	—	77,000	—	—	—

Total cost of revenue	20,169,000	17,894,000	16,734,000	12,543,000	14,436,000

Gross margin	19,451,000	16,250,000	11,217,000	9,958,000	12,204,000

Other operating expenses:
Selling, general and administrative	16,522,000	13,399,000	11,073,000	12,201,000	11,720,000
Depreciation and amortization	388,000	359,000	331,000	412,000	503,000
Impairment loss	—	—	—	—	285,000
Total other operating expenses	16,910,000	13,758,000	11,404,000	12,613,000	12,508,000
Operating income (loss)	2,541,000	2,492,000	(187,000)	(2,655,000)	(304,000)

Other non-operating income/(expense):
Gain on the extinguishment of debt	233,000	—	—	1,960,000	—
Interest and other income	34,000	107,000	39,000	16,000	48,000
Minority interest	—	(59,000)	(153,000)	(94,000)	—
Interest expense	(549,000)	(524,000)	(352,000)	(291,000)	(487,000)

	(282,000)	(476,000)	(466,000)	1,591,000	(439,000)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,259,000	2,016,000	(653,000)	(1,064,000)	(743,000)
Income tax expense (benefit)	56,000	82,000	30,000	408,000	(298,000)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$2,203,000	$1,934,000	$(683,000)	$(1,472,000)	$(445,000)

Earnings (loss) per common share — basic	$0.18	$0.18	$(0.08)	$(0.18)	$(0.07)

Earnings (loss) per common share — diluted	$0.12	$0.14	$(0.08)	$(0.18)	$(0.07)

Weighted average number of common shares outstanding— basic	11,469,548	10,355,150	9,341,785	8,028,030	6,674,979

Weighted average number of common shares outstanding— diluted	18,992,154	13,947,055	9,341,785	8,028,030	6,674,979

	Year ended June 30
	2006(1)	2005(2)	2004(3)	2003(3)	2002(4)
Balance Sheet Data:
Cash and cash equivalents	$581,000	$295,000	$690,000	$540,000	$223,000
Working capital deficit	(361,000)	(1,546,000)	(2,979,000)	(3,822,000)	(1,616,000)
Total assets	16,850,000	8,219,000	6,567,000	5,272,000	7,108,000
Total debt	1,503,000	5,868,000	4,218,000	2,851,000	5,980,000
Total stockholders’ equity (deficit)	4,651,000	(2,702,000)	(6,389,000)	(5,974,000)	(3,738,000)

(1)	In May 2006, the Company acquired the outstanding stock and membership interests of Sterling Systems, Inc. and affiliates for aggregate consideration of $8,000,000. The consolidated financial statements include the results of operations of Sterling commencing May 30, 2006.
(2)	In April 2005, the Company acquired the assets and certain liabilities of Comtrex Corporation for aggregate consideration of $573,000. The consolidated financial statements include the results of operations of Comtrex commencing April 8, 2005.
(3)	In 2003 and 2004, the Company decided to discontinue the operations of PlanetCAD Inc. and close four additional offices located in California, New York, Michigan and Ohio. The results of operations of these operations are treated as discontinued operations and reported as a separate component of operating results in the consolidated statement of operations for all periods presented. A more detailed description of these transactions is provided in Note 4 of the Consolidated Financial Statements.
(4)	As of July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). As a result, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. As a result of testing goodwill for impairment upon the adoption of Statement 142, the Company recorded a non-cash impairment charge of $520,000, which is included as a cumulative effect of a change in accounting principle in the 2003 statement of operations. A more detailed description of this transaction is provided in Note 1 of the Consolidated Financial Statements.

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

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers. In July 2003, the Company entered into an Authorized Reseller Agreement with Dassault Systèmes Corp., an international developer and distributor of product life cycle management (PLM) application software and services. In connection with the Reseller Agreement, Dassault provided Avatech with certain financial assistance to create a dedicated PLM sales force and to conduct related marketing efforts. Over the next two years, the Company determined that the resources that it was employing to fulfill the Dassault Reseller Agreement could be better utilized in other areas of its operations in order to achieve its growth targets. Therefore, in July 2005 the Company made the decision to discontinue its relationship with Dassault and restructured the terms of the loan that it had received in connection with its agreement with Dassault. In connection with the refinancing of its line of credit, in January 2006 the Company prepaid the outstanding principal to Dassault at a discount and recorded a gain on early extinguishment of debt of approximately $233,000.

During fiscal 2004 and 2003, the Company instituted a number of cost containment measures to align its selling, general and administrative expenses with expected revenue levels. These measures included the closing of underperforming offices, terminating approximately 30 employees in June 2003 and the reduction of professional fees, telephone, supplies, marketing, and travel expenses. In addition, Avatech reduced selling, general and administrative expenses related to underperforming offices. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of these operating units are treated as discontinued operations, and reported as a separate component of operating results in the consolidated statements of operations. The consolidated financial statements consistently present these operations as discontinued operations. Unless otherwise indicated, all amounts included in this Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations.

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

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because they do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, Avatech records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 92% of the Company’s total product revenue is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, professional services, and technical support to its customers. The Company also offers its customers an assessment tool to analyze the ability and knowledge of current and potential employees in computer aided design. Avatech employs a technical staff of approximately 65 personnel associated with these types of services.

Commission Revenue- The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk technical experts, and self-paced training to help extend its customers skills. Based on the Company’s analysis of the Autodesk Subscription program, it records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Customer arrangements can involve the sale of one or more elements (product, service, training, etc.). When this occurs, Avatech allocates revenue to each element if it can determine reliably the relative fair value of each element. The Company limits the assessment of fair value to the price that is charged when the element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, upon which time revenue is recognized over the remaining maintenance or service period. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined. The timing of the revenue that is recognized in future periods from multiple element arrangements with customers will be dependent upon the ability to establish or continue to have vendor-specific objective evidence of the fair value of each of the elements in these types of arrangements.

Bad Debts- The Company maintains an allowance for doubtful accounts for estimated losses which may result from the inability of customers to pay for purchased products and services or for disputes that affect the ability to fully collect accounts receivable. Avatech estimates this allowance by reviewing the status of past-due accounts and records general reserves based on historical bad debt expense. Actual experience has not varied significantly from estimates; however, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to pay for products or services, there may be a need to record additional allowances in future periods. To mitigate this risk, the Company performs ongoing credit evaluations of its customers.

Income Taxes- At June 30, 2006, the Company recorded deferred tax assets of approximately $1.8 million that were fully offset by a valuation allowance because the Company cannot determine with reasonable assurance that they will be realized. Although the Company reported income before income taxes of $1.9 million in fiscal year 2005, those earnings included profits from the non-recurring sale of a developed software product in the amount of $1.8 million in the third quarter of fiscal 2005. In fiscal year 2006, the Company reported income from operations of $2.2 million however the realization of the deferred tax assets will be dependent on the Company’s ability to continue to generate taxable income in future periods.

The Company’s estimates of the realization of the deferred tax assets may change in future periods if they are able to predict with reasonable assurance that their operations will be profitable. Future reductions in the valuation allowance will reduce current or deferred income tax expense.

Years Ended June 30, 2006, 2005, and 2004

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2006	2005	2004
Revenue:
Product sales	64.0%	60.6%	63.4%
Service revenue	18.6%	17.8%	19.6%
Commission revenue	17.4%	16.0%	17.0%
Sale of developed software	—	5.6%	—

Total revenue	100.0%	100.0%	100.0%

Cost of Revenue:
Cost of product sales	37.8%	38.7%	45.3%
Cost of service revenue	13.0%	13.5%	14.6%
Cost of developed software	—	0.2%	—

Total Cost of Revenue	50.8%	52.4%	59.9%

Gross Margin	49.2%	47.6%	40.1%

Other Operating Expenses:
Selling, general and administrative	41.7%	39.2%	39.6%
Depreciation and amortization	1.0%	1.1%	1.2%

Total other operating expenses	42.7%	40.3%	40.8%

Operating income (loss)	6.5%	7.3%	(0.7)%

Other non-operating income (expense):
Gain on the extinguishment of debt	0.4%	0.0%	0.0%
Interest and other income	0.1%	0.3%	0.1%
Minority interest	—	(0.2)%	(0.5)%
Interest expense	(1.4)%	(1.5)%	(1.3)%

Total other non-operating income (expense)	(.9)%	(1.4)%	(1.7)%

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5.6%	5.9%	(2.4)%
Income tax expense (benefit)	0.1%	(0.2)%	0.1%

Income (loss) from continuing operations before cumulative effect of change in accounting principle	5.5%	5.7%	(2.5)%
Income (loss) from continuing operations of discontinued operating segments (including loss on disposal of $354,000 in 2003)	—	—	(0.8)%

Net income (loss)	5.5%	5.7%	(3.3)%

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Revenue

	Year ended June 30,
	2006	2005	% change
Revenue:
Product sales	$25,364,000	$20,703,000	22.5%
Service revenue	7,399,000	6,066,000	22.0%
Commission revenue	6,857,000	5,475,000	25.2%
Sale of developed software	—	1,900,000	(100.0)%

Total Revenue:	$39,620,000	$34,144,000	16.0%

Total revenue for the year ended June 30, 2006 increased by 16.0%, or $5.5 million, over the prior fiscal year. The Company realized double digit sales growth during fiscal 2006 in all three of its revenue categories, with commission revenue showing the largest increase, up 25.2% from the prior year. The demand for the Company’s main product line of Autodesk software solutions continues to be very strong and Avatech benefited from that continuing trend. During fiscal 2006, Avatech continued to add to its growing sales force and technical support personnel resulting in a strengthening of its market share in many of the locations in which it operates and completed an acquisition of Sterling Systems & Consulting, a Michigan-based company. This acquisition was completed on May 30, 2006 and as a result added $1,080,000 in revenues to the Company’s operations.

In January 2005 Avatech completed the sale to Autodesk, Inc. of all of its ownership interest in Proof Positive, a software product developed by PlanetCAD, Inc., and acquired by the Company in 2002. Net proceeds of the sale were $1.9 million and are shown as sale of developed software in the Company’s financial statements. In addition, in April 2005 the Company acquired the assets of an Autodesk reseller with three offices in North Carolina which increased its fiscal 2006 sales by approximately $2,230,000.

Service revenue for fiscal 2006 was $7.4 million, compared to $6.1 million in fiscal 2005, an increase of 22.0%. During fiscal year 2005 and continuing through fiscal 2006, the Company added sales and service delivery resources in order to expand its services operation. As these technical resources complete their training and become experienced in the product and service offerings that the Company sells, they become billable to customers for training, implementation and support services. The Company will continue to invest in this category of its business and expects it to become a larger share of its ongoing revenues in the future.

Avatech’s commission revenue grew significantly during fiscal year 2006, from $5.5 million in 2005 to $6.9 million, an increase of 25.2%. The growth in this revenue category can be attributed to the continuing industry-wide increase in sales volume related to major account and subscription sales.

Cost of Revenue

	Year ended June 30,
	2006	2005	% change
Cost of revenue:
Cost of product sales	$15,002,000	$13,211,000	13.6%
Cost of service revenue	5,167,000	4,606,000	12.2%
Cost of developed software	—	77,000	(100.0)%

Total cost of revenue	$20,169,000	$17,894,000	12.7%

Gross margin	$19,451,000	$16,250,000	19.7%

Cost of product sales was $15.0 million for fiscal year 2006, compared to $13.2 million for fiscal year 2005, a 13.6% increase. However, cost of product sales as a percentage of related revenue for fiscal 2006 decreased significantly to 59.1% from 63.8% in fiscal 2005. The reason for this large reduction is due to the successful efforts of the Company to maximize the sales incentives offered to it by Autodesk by exceeding Autodesk targets for Avatech and focusing on the sales of industry specific products as directed by Autodesk. As the demand for Autodesk products and Avatech’s market share continue to grow, the Company is well positioned to continue to capitalize on the strong market as well as to maximize the incentives that it receives from Autodesk.

Cost of service revenue for fiscal 2006 was $5.2 million, compared to $4.6 million for fiscal 2005, increasing by 12.2%, or approximately $561,000. Cost of service revenue as a percentage of related revenue for fiscal 2006 decreased to 69.8% from 75.9% in fiscal 2005. This decrease can be attributed to the Company’s focus on the higher-margin vertical products and reflects some monies received from its main supplier, Autodesk, in order to increase technical personnel in selected markets.

For the reasons noted above, the Company’s gross margin percentage increased to 49.1% for fiscal 2006, compared to 47.6% in fiscal 2005. The total amount of gross margin increased approximately $3.2 million, or 19.7% from fiscal 2005 to fiscal 2006.

Other Operating Expenses

	Year ended June 30,
	2006	2005	% change
Other operating expenses:
Selling, general and administrative	$16,522,000	$13,399,000	23.3%
Depreciation and amortization	388,000	359,000	8.1%

Total other operating expenses	$16,910,000	$13,758,000	22.9%

Selling, General and Administrative- Selling general and administrative expenses for fiscal year 2006 were $16.5 million, compared to $13.4 million for the fiscal year ended June 30, 2005, an increase of $3.1 million. During fiscal year 2006 the Company continued to add to its sales force in order to capitalize on the strong market demand for the products and services that it sells, resulting in the overall increase in selling, general and administrative expenses.

Depreciation and Amortization- Depreciation and amortization expense for fiscal 2006 was $388,000, compared to $359,000 for fiscal 2005, increasing by $29,000. The increase is due primarily to the amortization of a customer list acquired from Comtrex Corporation in April 2005.

Other Non-operating Income (Expense)

	Year ended June 30,
	2006	2005	% change
Other non-operating income (expense):
Gain on early extinguishment of debt	$233,000	$—	100.0%
Minority interest	—	(59,000)	(100.0)%
Interest and other income	34,000	107,000	(68.2)%
Interest expense	(549,000)	(524,000)	4.8%

Total other non-operating income (expense)	$(282,000)	$(476,000)	(40.8)%

Other non-operating expense was $282,000 and $476,000 in fiscal years 2006 and 2005, respectively. In January 2006, as part of a refinancing of its lines or credit, the Company prepaid a note payable to a vendor at a discount yielding the gain on early extinguishment of debt of $233,000. Interest expense decreased due to the reductions in long-term debt and lower borrowings on the Company’s line of credit. The minority interest represents dividends paid on shares of preferred stock issued by one of our subsidiaries and those shares were converted into common stock in fiscal year 2006.

Income Tax Expense

	Year ended June 30,
	2006	2005	% change
Income tax expense	$56,000	$82,000	(31.7)%

Income tax expense was $56,000 and $82,000 in fiscal years 2006 and 2005, respectively. Tax expense resulted from the payments of federal alternative minimum tax, state and local income taxes. Although the Company has significant net operating loss carryforwards, it was required to pay alternative minimum taxes of $25,000 for 2006.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Revenue

	Year ended June 30,
	2005	2004	% change
Revenue:
Product sales	$20,703,000	$17,710,000	16.9%
Service revenue	6,066,000	5,471,000	10.9%
Commission revenue	5,475,000	4,770,000	14.8%
Sale of developed software	1,900,000	—	100.0%
Total Revenue:	$34,144,000	$27,951,000	22.2%

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

Cost of Revenue

	Year ended June 30,
	2005	2004	% change
Cost of revenue:
Cost of product sales	$13,211,000	$12,648,000	4.5%
Cost of service revenue	4,606,000	4,086,000	12.7%
Cost of developed software	77,000	—	100.0%

Total cost of revenue	$17,894,000	$16,734,000	6.9%

Gross margin	$16,250,000	$11,217,000	44.9%

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

Other Operating Expenses

	Year ended June 30,
	2005	2004	% change
Other operating expenses:
Selling, general and administrative	$13,399,000	$11,073,000	21.0%
Depreciation and amortization	359,000	331,000	8.5%

Total other operating expenses	$13,758,000	$11,404,000	20.6%

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

Other Non-operating Income (Expense)

	Year ended June 30,
	2005	2004	% change
Other non-operating income (expense):
Minority interest	$(59,000)	$(153,000)	(61.4)%
Interest and other income	107,000	39,000	174.4%
Interest expense	(524,000)	(352,000)	48.8%

Total other non-operating income (expense)	$(476,000)	$(466,000)	2.1%

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

Income Tax Expense

	Year ended June 30,
	2005	2004	% change
Income tax expense	$82,000	$30,000	173.3%

Income tax expense was $82,000 and $30,000 in fiscal years 2005 and 2004, respectively. Tax expense in 2004 relates solely to state and local income taxes and in 2005 relates to federal alternative minimum tax, state and local income taxes. Although the Company has significant net operating loss carryforwards, it was required to pay alternative minimum taxes of $50,000 for 2005.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock. During fiscal year 2006, the Company refinanced its short-term line of credit and repaid virtually all of its remaining long-term debt.

The Company’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize its inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 92% of its product from one principal supplier which provides it with $4 million of available credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for fiscal 2006 were approximately $278,000, compared to $393,000 for the same period in 2005.

On January 27, 2006 the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate as of June 30, 2006 was the bank’s prime rate plus one and one-half percent, or 9.75%. The total outstanding borrowings from the bank under this line were approximately $1.4 million at June 30, 2006. The loan will expire on December 31, 2006 and is secured by all of the Company’s assets, except inventory. The Company fully expects to renew the line of credit prior to its expiration.

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

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. This credit facility was renewed through December 31, 2005 and on that date the Company determined that it no longer needed this facility and elected to let it expire.

On July 1, 2005, the Company extended the maturity date of a $902,000 subordinated note to a director and shareholder to July 1, 2006. The note accrued interest at 12% per annum, with quarterly interest payments due commencing October 1, 2005. In consideration for the extension of the loan’s maturity, the Company issued warrants to purchase 38,878 shares of common stock for $0.60 per share expiring on June 1, 2010. Using the Black-Scholes option pricing model, these warrants were valued at $23,000. This note was fully repaid in June 2006.

In July 2005, the Company completed a limited offering of Convertible Preferred Stock (Series E) which raised a total of $1.2 million for working capital purposes. Investors in this offering receive an annual dividend of 10%, paid quarterly, and were granted certain conversion rights and stock warrants. The number of common shares that would be issued under these conversion rights totaled 1,832,308, and the warrants, if exercised, would result in 366,475 common shares being issued. During fiscal year 2006, certain investors exercised some of their conversion rights and exercised their warrants. As of June 30, 2006 the number of common shares that would be issued under the outstanding conversion rights totaled 1,812,308, and the outstanding warrants, if exercised, would result in 354,166 common shares being issued.

On June 13, 2006, Avatech closed on a Preferred Stock and Warrant Purchase Agreement pursuant to which it sold 4,000 shares of its newly created Series F 10% Cumulative Convertible Preferred Stock and 800,000 Common Stock Purchase Warrants to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc., for a purchase price of $1,000 per share of Series F Preferred Stock (the “Original Series F Issuance Price”) or $4,000,000 in the aggregate. Each share of Series F Preferred Stock issued in the offering is convertible into shares of the Company’s common stock, par value $.01 per share, at any time at a price per share of common stock determined by dividing (a) the Original Series F Issuance Price plus any accumulated but unpaid dividends thereon, by (b) $2.00. Dividends are payable semi-annually at a 10% annual rate, in cash or registered common stock, at the Registrant’s option. Any dividends paid in stock are priced at a 5% discount to the market price of the common stock at the payment date.

On June 14, 2006, the Company closed on a Common Stock and Warrant Purchase Agreement pursuant to which it sold 1,000,000 shares of its common stock and 600,000 Common Stock Purchase Warrants to two accredited investors, Pacific Asset Partners and Sigma Opportunity Fund, LLC, for a purchase price of $2.00 per common share, or $2,000,000 in total. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of common stock, at any time until June 14, 2010, at an exercise price of $2.40 per share.

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $75,000 as of June 30, 2006.

Outstanding debt totaled approximately $94,000 at June 30, 2006, and the Company had a working capital deficit of approximately $361,000. As a result of its profitable operations and the infusions of capital, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

Since Avatech is one of the largest resellers of Autodesk software and since Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company fully expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement with Autodesk expires on February 1st of each year, but Autodesk has indicated its intention to renew the Agreement on February 1, 2007. In addition, the Company continues to diversify its revenues by increasing its service revenues and the sale of non-Autodesk software.

Below is a summary of the Company’s contractual obligations and commitments at June 30, 2006:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Lines of credit	$1,409,000	$1,409,000	$—	$—	$—
Long-term obligations	94,000	43,000	51,000	—	—
Interest on fixed rate obligations	1,795	1,400	395	—	—
Operating leases	4,828,000	1,537,000	2,094,000	1,116,000	81,000
Capital lease obligations	111,000	89,000	22,000	—	—

Total obligations	$6,443,795	$3,079,400	$2,167,395	$1,116,000	$81,000

Quarterly Results of Operations

The following table sets forth unaudited quarterly financial information for each of the eight quarters in the two years ended June 30, 2006. Management believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and, in management’s opinion, this information includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the unaudited quarterly operating results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. These operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Revenues	$9,929,000	$11,013,000	$9,451,000	$9,227,000	$8,769,000	$10,438,000	$8,186,000	$6,751,000
Cost of sales	5,435,000	5,135,000	4,553,000	5,046,000	4,770,000	4,389,000	4,646,000	4,089,000
Gross margin	4,494,000	5,878,000	4,898,000	4,181,000	3,999,000	6,049,000	3,540,000	2,662,000
Operating income (loss)	94,000	1,149,000	939,000	359,000	844,000	2,164,000	160,000	(676,000)
Net income (loss)	(84,000)	1,277,000	805,000	205,000	714,000	2,024,000	9,000	(813,000)
Earnings (loss) per share-basic	$(0.01)	$0.11	$0.07	$0.02	$0.06	$0.18	$(0.00)	$(0.09)

Earnings (loss) per share-diluted	$0.00	$0.07	$0.05	$0.01	$0.05	$0.14	$(0.00)	$(0.09)

Shares used in basic computation	12,189,359	11,585,455	11,231,627	10,884,969	10,868,326	10,865,042	10,124,694	9,599,659

Shares used in diluted computation	20,124,193	17,338,249	17,051,497	14,242,185	14,112,125	14,092,635	10,124,694	9,599,659

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At June 30, 2006, approximately 94% of its outstanding debt bore interest at variable rates. Accordingly, earnings and cash flow are affected by changes in interest rates, though not by an amount that is material to the Company. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2006 average interest rate under these borrowings, it is estimated that the 2006 interest expense and net income would have changed by less than $15,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this Annual Report, and based on that evaluation, have concluded that the system of disclosure controls and procedures is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year pursuant to Regulation 14A and issued in conjunction with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in the section captioned “Executive Compensation” in the Company’s definitive Proxy Statement and is incorporated herein by reference. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Committees and Meetings of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance With Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

2. Financial Statement Schedules: Schedule II—Schedule of Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2006 and for the year then ended and have issued our report thereon dated September 21, 2006 (included elsewhere in this Report). Our audit also included the financial statement schedule responsive to Item 15 of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audit. This schedule as of June 30, 2005 and 2004 was audited by other auditors whose report dated September 21, 2005, expressed an unqualified opinion on those schedules.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Stegman & Company

Baltimore, Maryland

September 25, 2006

Financial Statement Schedule – Schedule II

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Year Ended June 30, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$149,000	$11,000	$—		$(48,000	)(3)	$112,000
Valuation allowance for net deferred tax assets	2,519,000	—	(1,317,000	)(1)	—		1,202,000

Year Ended June 30, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$100,000	$9,000	$40,000	(2)	$—		$149,000
Valuation allowance for net deferred tax assets	3,273,000	—	(754,000	)(1)	—		2,519,000

Year Ended June 30, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$160,000	$75,000	$—		$(135,000	)(3)	$100,000
Valuation allowance for net deferred tax assets	3,072,000	—	201,000	(4)	—		3,273,000

(1)	Decrease in valuation allowance, net of temporary differences.
(2)	Allowance recorded upon acquisition.
(3)	Uncollectible accounts written off, net of recoveries.
(4)	Increase in valuation allowance, net of temporary differences.

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [d]

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [f]

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation [i]

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock [c]

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws [b]

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [i]

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock [f]

10.03	2002 Stock Option Plan [a]

10.04	Restricted Stock Award Plan [e]

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan [h]

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [i]

10.08	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [i]

10.09	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [i]

10.10	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 [j]

10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 [k]

10.12	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 [l]

10.13	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 [m]

10.14	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 [m]

10.15	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 [m]

10.16	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

10.17	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

Exhibit No.	Description of Exhibit
10.18	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc [m]

10.19	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White [n]

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White [n]

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press [n]

10.22	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock. [o]

10.23	Preferred Stock and Warrant Purchase Agreement. [o]

10.24	Common Stock Purchase Warrants. [o]

10.25	Investor Rights Agreement. [o]

10.26	Common Stock and Warrant Purchase Agreement. [o]

10.27	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners. [o]

10.28	Investor Rights Agreement. [o]

10.29	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated July 15, 2006 *

21.1	Subsidiaries of the Registrant [o]

23.1	Consent of Stegman & Company *

23.2	Consent of Ernst & Young, LLP *

31.1	Rule 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035.
f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
h.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
i.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.
j.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265.
k.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265
l.	Incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265.
m.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265.
n.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862.
o.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: September 28, 2006	By:	/s/ Donald R. (Scotty) Walsh
Donald R. (Scotty) Walsh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Garnett Y. Clark, Jr.	By:	/s/ W. James Hindman
	Garnett Y. Clark, Jr. , Director September 28, 2006		W. James Hindman, Director September 28, 2006

By:	/s/ George W. Cox	By:	/s/ Robert J. Post
	George W. Cox, Director September 28, 2006		Robert J. Post, Director September 28, 2006

By:	/s/ George M. Davis	By:	/s/ Donald “Scotty” Walsh
	George M. Davis, Director September 28, 2006		Donald “Scotty” Walsh, Director September 28, 2006

By:	/s/ Eugene J. Fischer	By:	/s/ Lawrence Rychlak
	Eugene J. Fischer, Director September 28, 2006		Lawrence Rychlak, Chief Financial Officer September 28, 2006

FINANCIAL STATEMENTS AND SCHEDULES

Avatech Solutions, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avatech Solutions, Inc.

We have audited the consolidated balance sheet of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2005 and 2004 were audited by other auditors whose report dated September 21, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Avatech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Avatech Solutions, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatech Solutions, Inc. and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for 2005 and 2004 set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 21, 2005

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$581,000	$295,000
Accounts receivable, less allowance of $112,000 in 2006 and $149,000 in 2005	5,471,000	5,808,000
Other receivables	320,000	189,000
Inventory	1,414,000	531,000
Prepaid expenses and other current assets	305,000	227,000

Total current assets	8,091,000	7,050,000

Property and equipment:
Computer software and equipment	2,649,000	2,720,000
Office furniture and equipment	1,048,000	910,000
Leasehold improvements	133,000	278,000

	3,830,000	3,908,000
Less accumulated depreciation and amortization	2,960,000	3,215,000

	870,000	693,000

Customer list, net of accumulated amortization of $100,000	1,900,000	262,000
Goodwill	5,864,000	52,000
Other assets	125,000	162,000

Total assets	$16,850,000	$8,219,000

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,097,000	$3,379,000
Accrued compensation and related benefits	725,000	401,000
Borrowings under lines-of-credit	1,409,000	3,198,000
Current portion of long-term debt	43,000	605,000
Deferred revenue	1,022,000	572,000
Other current liabilities	156,000	441,000

Total current liabilities	8,452,000	8,596,000

Long-term debt	51,000	1,163,000
Note payable to related party	—	902,000
Other long-term liabilities	67,000	260,000
Commitments and contingencies	—	—

Series F Convertible Preferred Stock	3,629,000	—

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized; 1,298,728 and 1,297,537 issued as of June 30, 2006 and 2005, respectively; 1,190,387 and 1,297,537 outstanding at June 30, 2006 and 2005, respectively; aggregate liquidation preference of $1,892,000 and $779,000 at June 30, 2006 and 2005, respectively	12,000	13,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 13,517,296 at June 30, 2006 and 10,868,330 at June 30, 2005	135,000	109,000
Additional paid-in capital	10,601,000	5,476,000
Accumulated deficit	(6,097,000)	(8,300,000)

Total stockholders’ equity (deficit)	4,651,000	(2,702,000)

Total liabilities and stockholders’ equity (deficit)	$16,850,000	$8,219,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30
	2006	2005	2004
Revenues:
Product sales	$25,364,000	$20,703,000	$17,710,000
Service revenue	7,399,000	6,066,000	5,471,000
Commission revenue	6,857,000	5,475,000	4,770,000
Sale of developed software	—	1,900,000	—

	39,620,000	34,144,000	27,951,000
Cost of revenue:
Cost of product sales	15,002,000	13,211,000	12,648,000
Cost of service revenue	5,167,000	4,606,000	4,086,000
Cost of developed software	—	77,000	—

	20,169,000	17,894,000	16,734,000

Gross margin	19,451,000	16,250,000	11,217,000

Other operating expenses:
Selling, general and administrative	16,522,000	13,399,000	11,073,000
Depreciation and amortization	388,000	359,000	331,000

	16,910,000	13,758,000	11,404,000

Operating income (loss)	2,541,000	2,492,000	(187,000)

Other income (expense):
Gain on the early extinguishment of debt	233,000	—	—
Minority interest	—	(59,000)	(153,000)
Interest and other income	34,000	107,000	39,000
Interest expense	(549,000)	(524,000)	(352,000)

	(282,000)	(476,000)	(466,000)

Income (loss) from continuing operations before income taxes	2,259,000	2,016,000	(653,000)
Income tax expense	56,000	82,000	30,000

Income (loss) from continuing operations	2,203,000	1,934,000	(683,000)
Loss from operations of discontinued operating segments (including loss on disposal of $354,000 in 2004)	—	—	(244,000)

Net income (loss)	$2,203,000	$1,934,000	$(927,000)

Earnings (loss) from continuing operations per common share – basic	$0.18	$0.18	$(0.08)

Earnings (loss) from continuing operations per common share – diluted	$0.12	$0.14	$(0.08)

Earnings (loss) per common share – basic	$0.18	$0.18	$(0.11)

Earnings (loss) per common share – diluted	$0.12	$0.14	$(0.11)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2003	172,008	$2,000	8,897,874	$89,000	$3,242,000	$(9,307,000)	$(5,974,000)

Issuance of common stock as compensation	—	—	562,506	6,000	96,000	—	102,000
Conversion of Series C Convertible Preferred Stock into Series D Convertible Preferred Stock	312,479	3,000	—	—	(3,000)	—	—
Issuance of Series D Convertible Preferred Stock and warrants to purchase common stock	813,050	8,000	—	—	420,000	—	428,000
Preferred stock dividends	—	—	—	—	(56,000)	—	(56,000)
Issuance of warrants to purchase common stock	—	—	—	—	38,000	—	38,000
Net loss	—	—	—	—	—	(927,000)	(927,000)

Balance at June 30, 2004	1,297,537	$13,000	9,460,380	$95,000	$3,737,000	$(10,234,000)	$(6,389,000)

Issuance of common stock as compensation	—	—	61,258	1,000	33,000	—	34,000
Issuance of common stock upon the exercise of warrants	—	—	381,011	4,000	150,000	—	154,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	312,870	3,000	80,000	—	83,000
Conversion of preferred stock of subsidiary into common stock	—	—	680,760	6,000	1,518,000	—	1,524,000
Issuance of common stock upon the exercise of stock options	—	—	2,051	—	1,000	—	1,000
Issuance of warrants to purchase common stock	—	—	—	—	35,000	—	35,000
Preferred stock dividends	—	—	—	—	(78,000)	—	(78,000)
Forfeiture of restricted common stock issued as compensation	—	—	(30,000)	—	—	—	—
Net income	—	—	—	—	—	1,934,000	1,934,000

Balance at June 30, 2005	1,297,537	$13,000	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit) (Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2005	1,297,537	$13,000	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)

Issuance of common stock as compensation	—	—	64,451	1,000	60,000	—	61,000
Issuance of common stock upon the exercise of warrants	—	—	37,269	—	16,000	—	16,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	210,132	2,000	82,000	—	84,000
Issuance of common stock through private placement	—	—	1,000,000	10,000	1,990,000		2,000,000
Issuance of common stock for acquisition	—	—	694,445	7,000	1,493,000		1,500,000
Issuance of common stock upon the exercise of stock options	—	—	405,903	4,000	187,000	—	191,000
Issuance of warrants to purchase common stock	—	—	—	—	37,000	—	37,000
Vesting of stock options issued to employees	—	—	—	—	254,000		254,000
Issuance of preferred stock	1,191	—	—	—	1,191,000	—	1,191,000
Conversion of preferred stock into common stock	(108,341)	(1,000)	236,766	2,000	(1,000)	—	—
Preferred stock dividends	—	—	—	—	(184,000)	—	(184,000)
Net income	—	—	—	—	—	2,203,000	2,203,000

Balance at June 30, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$2,203,000	$1,934,000	$(927,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts, net of recoveries	(42,000)	(6,000)	75,000
Gain on early extinguishment of debt	(233,000)	(11,000)	—
Depreciation and amortization	388,000	359,000	331,000
Non-cash stock compensation expense	315,000	34,000	102,000
Loss on disposal of property and equipment	6,000	—	63,000
Amortization of debt discount charged to interest expense	4,000	26,000	38,000
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	1,464,000	(1,486,000)	(955,000)
Inventory	(564,000)	(298,000)	(68,000)
Prepaid expenses and other current assets	(79,000)	253,000	20,000
Other assets	—	151,000	(257,000)
Accounts payable and accrued expenses	888,000	(2,160,000)	168,000
Accrued compensation and related benefits	133,000	41,000	(8,000)
Deferred revenue	223,000	(390,000)	220,000
Other current liabilities	(285,000)	96,000	(30,000)

Net cash provided by (used in) operating activities	4,421,000	(1,457,000)	(1,228,000)

Cash flows from investing activities
Purchase of property and equipment	(278,000)	(393,000)	(332,000)
Proceeds from sale of property and equipment	—	—	46,000
Capitalized legal and financing costs	(29,000)	—	—
Cash payment for acquisition of Sterling	(6,441,000)	—	—

Net cash used in investing activities	(6,748,000)	(393,000)	(286,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	54,834,000	42,070,000	31,965,000
Repayments of borrowings under line-of-credit	(56,627,000)	(40,613,000)	(31,954,000)
Proceeds from issuance of long-term debt	—	—	1,500,000
Repayments of long-term debt	(2,365,000)	(104,000)	(51,000)
Proceeds from issuance of common stock through private placement	2,000,000	—	—
Proceeds from the issuance of Series F Convertible Preferred Stock	4,000,000	—	—
Legal and financing fees incurred in Series F offering	(371,000)	—	—
Proceeds from the issuances of Series D and E Convertible Preferred Stock	1,191,000	—	330,000
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	291,000	238,000	—
Dividends paid to preferred shareholders	(184,000)	(78,000)	(56,000)
Change in other assets related to financing costs	37,000	—	(62,000)
Change in other current liabilities related to financing	—	—	37,000
Change in other long-term liabilities	(193,000)	(58,000)	(45,000)

Net cash provided by financing activities	2,613,000	1,455,000	1,664,000

Net increase (decrease) in cash and cash equivalents	286,000	(395,000)	150,000
Cash and cash equivalents—beginning of year	295,000	690,000	540,000

Cash and cash equivalents—end of year	$581,000	$295,000	$690,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Avatech Solutions, Inc. and subsidiaries provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority-owned subsidiaries (the “Company” or “Avatech”). All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

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

Impairment of Long-Lived Assets Excluding Goodwill

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The carrying amount of goodwill was $5,864,000 and $52,000 as of June 30, 2006 and 2005, respectively. The increase in carrying amount of $5,812,000 resulted from the acquisition of Sterling Systems in May 2006.

Stock Options and Stock Granted to Employees

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $254,000 for the year ended June 30, 2006, or $0.01 per basic and diluted share. Results for prior periods have not been restated.

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company also issued 64,451, 61,258 and 560,000 shares, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $61,000, $35,000 and $102,000, respectively. For the fiscal years ended June 30, 2006, 2005 and 2004, total stock compensation expense charged against income for these plans was $315,000, $34,000 and $102,000, respectively.

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for fiscal years ended June 30, 2005 and 2004:

	2005	2004
Net income (loss) as reported	$1,934,000	$(927,000)
Add: Stock-based employee compensation cost included in net loss, net of income taxes	34,000	102,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(309,000)	(253,000)

Pro forma net income (loss)	1,659,000	(1,078,000)
Less: Preferred stock dividends	(78,000)	(56,000)

Pro forma net income (loss) attributable to common shareholders	$1,581,000	$(1,134,000)

Earnings (loss) per common share – basic (as reported)	$0.18	$(0.11)

Earnings (loss) per common share – basic (pro forma)	$0.15	$(0.12)

Earnings (loss) per common share – diluted (as reported)	$0.14	$(0.11)

Earnings (loss) per common share – diluted (pro forma)	$0.12	$(0.12)

To determine the pro forma data as required by Statement 123, the Company used the Black-Scholes stock option pricing model to measure the fair value of stock options as of the date of grant.

The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. For all stock options granted prior to November 19, 2002, the date the Company’s common stock became publicly traded and had a readily determinable market value, the Company used the minimum value method to calculate pro forma stock compensation expense. For all stock options granted after this date, the Company used the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following are the assumptions made in computing the fair value of stock-based awards:

	Year ended June 30
	2006	2005	2004
Average risk-free interest rate	3.9% – 5.1%	3.54% - 3.98%	3.28%
Dividend yield	0%	0%	0%
Expected life	5 – 6.2 years	5 – 6.2 years	5 years
Expected volatility	108% – 145%	258% – 320%	258%
Weighted average fair value of granted options	$1.11	$0.47	$0.52

Revenue Recognition and Accounts Receivable

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition and with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition”.

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

Maintenance services are sold for stated periods or for stated numbers of hours. Revenues are recognized ratably over the service period for arrangements to provide maintenance over a stated period. Revenues for maintenance billed on an hourly basis are recognized as the services are performed. Revenues from implementation and training services are recognized as the services are provided. Advance payments for these services are deferred and revenue is recognized in the periods when the services are performed.

The Company also receives commissions from vendors for transactions in which the Company essentially acts as an agent for the vendor. In these transactions, the Company does not take title to the product, have responsibility for the delivery of any services, or have risk of loss for collection. These commissions are recorded as revenue when earned.

Deferred Costs

The Company records as deferred costs any incremental direct costs associated with revenue that has been deferred in accordance with the Company’s revenue recognition policy. Deferred costs principally consist of product costs, and are classified in other assets in the accompanying consolidated balance sheets. These costs are subsequently recognized in earnings in the same proportion as the related revenue recognized.

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

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses approximated $813,000, $1,098,000 and $1,352,000 for years ended June 30, 2004, 2005 and 2006, respectively.

Business Segment Reporting

The Company’s operations are reviewed by the Company’s chief operating decision maker as a single segment.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. For all periods presented, valuation allowances have been provided for the full amount of net deferred tax assets.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition through a cumulative effect adjustment within net income of the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process that involves both the recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to recognition of a tax position, a company must determine based on the technical merits of the position, whether it is more likely than not that a tax position will be sustained upon an IRS examination. Once the more-likely-than-not threshold is met, the enterprise must assume that the appropriate taxing authority with full knowledge of all relevant information will examine the position. In measuring the amount of the benefit to recognize in the financial statements, a company must use the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s consolidated financial statements.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $284,000, $604,000 and $235,000 in 2006, 2005 and 2004, respectively and paid federal and state taxes of approximately $100,000, $24,000 and $18,000 in 2006, 2005 and 2004, respectively.

3. Business Combinations

Acquisition of Sterling Systems & Consulting, Inc.

On May 30, 2006, the Company acquired all of the outstanding stock and membership interests of Sterling Systems and Consulting, Inc. (a Michigan corporation) and its affiliates (“Sterling”). The total purchase price was approximately $8.0 million of which $6.5 million was paid in cash and the remaining $1.5 million was paid in 694,445 shares of the Company’s common stock.

The fair values of the assets acquired and the liabilities assumed at the date of acquisition are as follows:

Accounts receivable	$1,257,000
Inventory	319,000
Property, plant & equipment	200,000
Customer list	1,720,000

Total assets acquired	$3,496,000

Accounts payable and accrued expenses	$830,000
Accrued compensation	191,000
Deferred revenue	226,000
Notes payable	21,000

Total liabilities assumed	$1,268,000

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisition of Sterling, assuming that it occurred on July 1, 2003.

	2006	2005	2004
Revenues	$48,866,000	$43,127,000	$34,485,000

Net income (loss)	$3,621,000	$3,113,000	$(248,000)

Earnings (loss) per common share- basic	$0.30	$0.30	$(0.03)

Earnings (loss) per common share- diluted	$0.16	$0.22	$(0.03)

The intangible asset resulting from this acquisition is the Sterling customer list. The estimated fair value of the customer list was $1,720,000 as of the acquisition date, and the carrying amount was $1,708,000 at June 30, 2006. The customer list has an estimated useful life of ten years and future expected amortization expense is approximately $172,000 per year for fiscal years 2007 through 2015 and $158,000 for fiscal year 2016. For income tax purposes, no amount of the goodwill resulting from this acquisition will be deductible.

4. Discontinued Operations of PlanetCAD and Certain Operating Segments

In June 2003, due to poor operating results, the Company closed three offices in New York, Michigan and Ohio. These locations were authorized software dealers subject to the Company’s channel partner agreement with its principal supplier. By virtue of these closings, the Company is no longer authorized to market or distribute software products subject to the channel partner agreements in New York. In connection with the closure of these locations, the Company recognized a loss on disposal of approximately $179,000 in June 2003.

The Company closed another office located in California in August 2003, which was also an authorized software dealer for which the Company is no longer authorized to market or distribute software products subject to the channel partner agreement with its principal supplier. In connection with the closing of the California office, the Company did not incur a gain or loss.

In addition, in May 2003 the Company decided to discontinue the PlanetCAD business it acquired in November 2002. These operations were conducted from the Company’s Boulder, Colorado office, which was closed in June 2003. The software product technology developed by PlanetCAD was sold in May 2003 to an unrelated third party in the United Kingdom for $1,200,000 and the Company recorded a loss on disposal of approximately $175,000 in June 2003.

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

For the year ended June 30, 2004
Revenue:
Reseller locations	$43,000
PlanetCAD operations	30,000

Total revenue	$73,000

Pre-tax loss:
Reseller locations	$(90,000)
PlanetCAD locations	(154,000)

Total pre-tax loss	$(244,000)

5. Borrowings Under Line-of-Credit

On January 27, 2006 the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the quarter ended June 30, 2006 was the bank’s prime rate plus one and one-half percent (1 1/2%), or 9.75%. The loan will expire on December 31, 2006 and is secured by all of the Company’s assets, except inventory. The Company fully expects to renew the line of credit prior to its expiration.

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. This credit facility was renewed through December 31, 2005 and on that date the Company determined that it no longer needed this facility and elected to let it expire.

The aggregate outstanding borrowings from the bank under its credit line were $1,409,000 and $3,198,000 at June 30, 2006 and 2005, respectively.

6. Long-Term Debt and Gain on the Early Extinguishment of Debt

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

Subordinated Notes Payable

At June 30, 2005 the Company had outstanding notes payable totaling $173,000 which were due on July 1, 2005 and subordinated to other borrowings. The notes accrued interest at rates ranging from 10% to 12% per annum, payable quarterly and were fully repaid on July 1, 2005.

Note Payable To Related Party

On July 1, 2005, the Company received an extension for the maturity date of a $902,000 subordinated note to a director and shareholder to July 1, 2006. The note accrued interest at 12% per annum, with quarterly interest payments due commencing October 1, 2005. In consideration for the extension of the loan’s maturity, the Company issued warrants to purchase 38,878 shares of common stock for $0.60 per share expiring on June 1, 2010. Using the Black-Scholes option pricing model, these warrants were valued at $23,000. This note was fully repaid on June 14, 2006.

Debt Maturities

The fair value of long-term debt at June 30, 2005 and 2006 approximates its carrying value based on assessment of market interest rates for similar instruments at those dates. The following summarizes the maturities of long-term debt as of June 30, 2006:

Year ending June 30:
2007	$43,000
2008	51,000

$94,000

Other Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $75,000 and $140,000 as of June 30, 2006 and 2005, respectively. Additionally, the Company assumed the automotive loans of Sterling Systems, which totaled $19,000 as of June 30, 2006.

7. Series F Convertible Preferred Stock

In June 2006 the Company issued 4,000 shares of Series F Convertible Preferred Stock which raised $4,000,000 to pay down debt. In connection with this issuance, the Company granted 800,000 warrants to purchase its common stock at an exercise price of $2.00 per share, expiring on June 12, 2010. The Series F shares have the following terms:

Redemption Feature- The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. The redemption price is $2.40 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The redemption may be made in cash or common stock, at the Company’s option. Payments in common stock will be priced at a 7.5% discount to the market price at that time, and the investors are permitted to convert the amount which the Company would otherwise redeem before redemptions at the conversion price.

Voting Rights- Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate- The holders of the Series E are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders and may be paid in cash or the Company’s common stock. Payments in common stock will be priced at a 5% discount to the market price at that time.

Conversion Feature- The preferred stock is convertible at any time at the holders’ option. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 500 shares of common stock for each share of Series F; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement. The Company may force the holders of the issue to convert into its common stock at any time once the market price of the Company’s common stock is greater than $5.00 per share for twenty consecutive trading days.

Put Option- Beginning on July 1, 2008 and on the first business day of each calendar quarter thereafter, each shareholder shall have the option to exercise a put option which will require the Company to purchase 12.5% of the aggregate number of shares of Series F Preferred Stock purchased.

Common Stock Warrants- Each holder of Series F received common stock warrants which give the holder the right to purchase 400 shares of the Company’s common stock for each Series F share held. The exercise price of the warrants is $2.40 per share and they expire on June 12, 2010.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series F are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $1,000 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

As a result of the previously-described Put Option, the net proceeds from the issuance of the Series F Convertible Preferred Stock are classified as temporary equity in the accompanying consolidated balance sheets as the terms of the issuance do not warrant classification as a liability nor as equity. The Series F stock has a $0.01 par value with 4,000 shares authorized, issued and outstanding at June 30, 2006 with an aggregate liquidation preference of $4,000,000 as of June 30, 2006.

8. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheet consists of the following as of June 30, 2006 and 2005:

	June 30
	2006	2005
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; 1,189,209 and 1,297,537 shares outstanding at June 30, 2006 and 2005, respectively; aggregate liquidation preference of $714,000 and $779,000 at June 30, 2006 and 2005, respectively	$12,000	$13,000

Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 1,178 and -0- shares outstanding at June 30, 2006 and 2005, respectively; aggregate liquidation preference of $1,178,000 and $1,191,000 at June 30, 2006 and 2005, respectively	—	—

Total Preferred Stock	$12,000	$13,000

At June 30, 2003, the Company had issued and outstanding 172,008 shares of Series C Convertible Preferred Stock (“Series C”). On December 31, 2003, the Series C was converted into 484,487 shares of the Series D Convertible Preferred Stock (“Series D”).

During fiscal year 2004, the Company issued 813,050 shares of Series D for net cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. At June 30, 2006 and 2005, 1,189,140 and 1,297,537 shares of Series D Convertible Preferred Stock were outstanding with the following terms:

Redemption Feature- The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights- Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate- The holders of the Series D are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature- The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is two shares of common stock for each share of Series D; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.60 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

In July 2005 the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share, expiring on July 29, 2008. The Series E shares have the following terms:

Redemption Feature- The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights- Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate- The holders of the Series E are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature- The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Common Stock Warrants- Each holder of Series E received common stock warrants which give the holder the right to purchase 307.7 shares the Company’s common stock for each Series E share held. The exercise price of the warrants is $0.65 per share and they expire on June 28, 2008.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series E are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.65 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

9. Minority Interest

In fiscal year 2002, the Company issued convertible preferred stock through one of its subsidiaries. Dividends were paid each quarter from available cash of the subsidiary at a rate of 10% per annum. The dividends on the subsidiary’s preferred stock were recorded as minority interest expense in the consolidated statements of operations. Each share of this preferred stock automatically converted into 3.3 shares of common stock of the parent on November 19, 2004.

10. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. Basic and diluted loss per common share are equal for 2004 and 2005 because the assumed exercise of options and warrants and the conversion of preferred stock is antidilutive. As of June 30, 2006, 4,588,628 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30
	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$2,203,000	$1,934,000	$(683,000)
Less: preferred stock dividends	(184,000)	(78,000)	(56,000)

Income (loss) from continuing operations available to common shareholders	2,019,000	1,856,000	(739,000)
Loss from discontinued operations, net of income taxes	—	—	(244,000)
Cumulative effect of change in accounting for goodwill	—	—	—

Net income (loss) available to common shareholders	$2,019,000	$1,856,000	$(983,000)

Denominator:
Weighted average shares outstanding - basic	11,469,548	10,355,150	9,341,785
Assumed conversion of preferred stock	6,192,709	2,597,236	—
Effect of outstanding stock options	983,969	518,615	—
Effect of outstanding stock warrants	346,158	476,054	—

Weighted average shares outstanding - diluted	18,992,384	13,947,055	9,341,785

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations available to common shareholders	$0.18	$0.18	$(0.08)
Loss from operations of discontinued operations, net of income taxes	—	—	(0.03)

Basic earnings (loss) per common share	$0.18	$0.18	$(0.11)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.12	$0.14	$(0.08)
Loss from operations of discontinued operations, net of income taxes	—	—	(0.03)

Diluted earnings (loss) per common share	$0.12	$0.14	$(0.11)

Antidilutive stock options and warrants	2,009,361	495,261	6,956,969

11. Stock Purchase Warrants

As of June 30, 2006, the Company had 2,219,882 outstanding warrants to purchase common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
75,000	$0.35	December 6, 2007
354,166	$0.65	July 29, 2008
100,000	$1.02	October 21, 2008
51,838	$0.45	April 1, 2009
800,000	$2.40	June 12, 2010
200,000	$2.00	June 12, 2010
600,000	$2.00	June 14, 2010
38,878	$0.60	July 1, 2010

2,219,882

12. Employee Stock Compensation Plans

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

A summary of stock option activity and related information is included in the table below:

	Year ended June 30
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,738,941	$0.60	1,529,892	$0.67	554,386	$1.88
Granted	788,250	1.23	321,000	0.46	1,230,865	0.70
Exercised	(405,904)	0.47	(2,051)	0.30	—	—
Forfeited	(119,699)	0.47	(109,900)	0.52	(255,359)	3.41
Cancelled	—	—	—	—	—	—

Outstanding at end of year	2,001,588	$0.92	1,738,941	$0.60	1,529,892	$0.67

Exercisable at end of year	1,030,370	$0.83	1,106,688	$0.73	535,041	$1.05

Weighted-average remaining contractual life of outstanding options		7.7 Years		7.2 Years		8.7 Years

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2006 was $1,667,000 and $221,000, respectively.

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2006 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 - 0.34	597,135	$0.20	5.6 years	464,635	$0.20	5.1 years
0.35 – 0.91	814,667	0.65	8.4 years	500,500	0.66	8.0 years
1.05 – 63.33	589,786	2.03	9.3 years	65,235	6.64	7.1 years

	2,001,588			1,030,370

Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “Plan”), under which 100,000 shares of common stock were initially reserved for issuance. As a result of amendments to the Plan, there are 1,000,000 shares of common stock authorized for issuance, of which 207,393 were available for future issuance at June 30, 2006.

The Plan is administered by the Compensation Committee of the Board of Directors. Generally, each offering is of six months’ duration, but can extend as long as twenty-seven months. Eligible employees may purchase up to 15% of their compensation in common stock at a price equal to 85% of the lower of the fair value of the common stock at the beginning or end of the offering period. Employees may purchase up to $25,000 of common stock in any calendar year under this Plan.

As of June 30, 2006, the balance withheld from employees’ pay totaled approximately $93,000 and in July 2006, 83,383 shares of common stock were issued to employees under the Plan.

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors approved the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005. Employees and consultants of the Company are eligible to receive stock awards under this plan if they are already shareholders or hold options to purchase shares of common stock. Additionally, officers or directors of the Company are eligible to receive restricted stock awards regardless of any pre-existing ownership of common stock or stock options. Vesting for restricted stock awards granted under this plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. After amendments, the Company has reserved a total of 1,000,000 shares of common stock for issuance under the Restricted Stock Award Plan.

During fiscal year 2006, the Company awarded 41,699 shares of restricted stock to certain directors as compensation for service on the Company’s Board of Directors. These shares were issued at quoted market prices on the date of grant (weighted-average fair value of $1.10 per share). The aggregate market value of these awards totaled $45,700.

For the years ended June 30, 2006 and 2005, the Company recorded aggregate expense of $61,000 and $34,000 for common stock grants to officers and directors.

13. Shares Reserved for Future Issuance

At June 30, 2006, the Company has reserved 10,966,190 shares of common stock for future issuance upon the exercise of any stock options granted under the Company’s stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, purchases under the employee stock purchase plan and the conversion of preferred stock.

14. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$1,477,000	$2,353,000
AMT credit carryforward	78,000	50,000
Allowance for doubtful accounts	45,000	60,000
Book over tax depreciation and amortization	147,000	56,000
Book over tax lease expense	60,000	—

Total deferred tax assets	1,807,000	2,519,000

Deferred tax liabilities:
Customer list	600,000	—
Other	5,000	—

Total deferred tax liabilities	605,000	—

Net deferred tax assets	1,202,000	2,519,000
Valuation allowance	(1,202,000)	(2,519,000)

Net deferred tax assets	$—	$—

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

	Year ended June 30
	2006	2005	2004
Expected federal income tax expense (benefit) from continuing operations at 34%	$768,000	$685,000	$(222,000)
Expenses not deductible for income tax purposes	32,000	51,000	79,000
State income taxes, net of federal benefit	22,000	100,000	(28,000)
Change in valuation allowance for deferred tax assets	(766,000)	(754,000)	201,000

Income tax expense (benefit)	$56,000	$82,000	$30,000

Income tax expense (benefit) includes current state income taxes of approximately $34,000, $25,000 and $30,000 for 2006, 2005, and 2004, respectively.

At June 30, 2006, the Company has net operating loss carryforwards totaling approximately $3.7 million, which will begin to expire in 2012. Certain net operating loss carryforwards at June 30, 2006 are limited on their use under Internal Revenue Code Section 382.

15. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2012, and generally do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2006:

Year ending June 30:
2007	$1,537,000
2008	1,268,000
2009	826,000
2010	599,000
2011	517,000
2012 and thereafter	81,000

Total minimum lease payments	$4,828,000

Rent expense consisted of the following:

	Year ended June 30
	2006	2005	2004
Office space	$1,152,000	$997,000	$1,053,000
Equipment	98,000	14,000	37,000

	$1,250,000	$1,011,000	$1,090,000

Rent expense for the years ended June 30, 2004 and 2005 included amounts paid to a related party of approximately $87,000 and $44,000. There was no rent paid to a related party for the year ended June 30, 2006.

Agreements with Executives

The Company has entered into agreements with certain executives and key management employees that provide for severance payments ranging from three to twelve months of salary and immediate vesting of all stock options not previously vested upon termination of the employee or a change in control of the Company. At June 30, 2006, the total contingency was approximately $775,000.

16. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “Plan”). The Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed six months of service. Participants may elect a pre-tax payroll deduction up to $15,000 (if under age 50), or $20,000 (if age 50 or older by December 31, 2006). As amended, the Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants employed on the last day of the Plan year. The Company may also make discretionary profit-sharing contributions to the Plan for all participants who are employed on the last day of the Plan year. The total amount recorded by the Company as expense during the years ended June 30, 2006, 2005 and 2004 was approximately $208,000, $76,000 and $79,000, respectively.

17. Significant Supplier

Approximately 97%, 94% and 94% of the Company’s inventory purchases for the years ended June 30, 2006, 2005 and 2004, respectively, were from one vendor and approximately 67% and 72% of accounts payable at June 30, 2006 and 2005, respectively, were due to this vendor. Approximately 92% of the Company’s total product revenues are related to this supplier’s products.

18. Liquidity and Capital Resources

Outstanding debt totaled approximately $94,000 at June 30, 2006, and the Company had a working capital deficit of approximately $361,000. As a result of its profitable operations and the infusions of capital, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [d]

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [f]

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation [i]

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock [c]

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws [b]

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [i]

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock [f]

10.03	2002 Stock Option Plan [a]

10.04	Restricted Stock Award Plan [e]

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan [h]

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [i]

10.08	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [i]

10.09	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [i]

10.10	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 [j]

10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 [k]

10.12	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 [l]

10.13	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 [m]

10.14	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 [m]

10.15	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 [m]

10.16	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

10.17	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

Exhibit No.	Description of Exhibit

10.18	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc [m]

10.19	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White [n]

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White [n]

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press [n]

10.22	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock. [o]

10.23	Preferred Stock and Warrant Purchase Agreement. [o]

10.24	Common Stock Purchase Warrants. [o]

10.25	Investor Rights Agreement. [o]

10.26	Common Stock and Warrant Purchase Agreement. [o]

10.27	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners. [o]

10.28	Investor Rights Agreement. [o]

10.29	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated July 15, 2006 *

21.1	Subsidiaries of the Registrant [o]

23.1	Consent of Stegman & Company*

23.2	Consent of Ernst & Young LLP*

31.1	Rule 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035.
f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
h.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
i.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.
j.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265.
k.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265
l.	Incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265.
m.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265.
n.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862.
o.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862.