Form 10-Q
period 2006-09-30
AVATECH SOLUTIONS INC
filed 2006-11-14
CIK 852437

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, par value $.01 per share	13,620,740

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$441,000	$581,000
Accounts receivable, less allowance of $135,000 as of September 30, 2006 and $112,000 as of June 30, 2006	6,431,000	5,471,000
Other receivables	188,000	320,000
Inventory	1,623,000	1,414,000
Prepaid expenses and other current assets	354,000	305,000

Total current assets	9,037,000	8,091,000

Property and equipment:
Computer software and equipment	2,706,000	2,649,000
Office furniture and equipment	1,050,000	1,048,000
Leasehold improvements	159,000	133,000

	3,915,000	3,830,000
Less accumulated depreciation and amortization	3,052,000	2,960,000

	863,000	870,000

Customer list, net of accumulated amortization of $173,000 as of September 30, 2006 and $100,000 as of June 30, 2006	2,027,000	1,900,000
Goodwill	5,864,000	5,864,000
Other assets	130,000	125,000

Total assets	$17,921,000	$16,850,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2006	June 30, 2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,995,000	$5,097,000
Accrued compensation and related benefits	730,000	725,000
Borrowings under lines-of-credit	3,371,000	1,409,000
Current portion of long-term debt	39,000	43,000
Deferred revenue	920,000	1,022,000
Other current liabilities	304,000	156,000

Total current liabilities	9,359,000	8,452,000

Long-term debt	38,000	51,000
Other long-term liabilities	24,000	67,000
Commitments and contingencies	—	—

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at September 30, 2006 and June 30, 2006; 1,190,387 shares outstanding with an aggregate liquidation preference of $1,892,000 at September 30, 2006 and June 30, 2006	12,000	12,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 13,620,238 at September 30, 2006 and 13,517,296 at June 30, 2006	136,000	135,000
Additional paid-in capital	10,784,000	10,601,000
Accumulated deficit	(6,061,000)	(6,097,000)

Total stockholders’ equity	4,871,000	4,651,000

Total liabilities and stockholders’ equity	$17,921,000	$16,850,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$7,254,000	$6,210,000
Service revenue	2,619,000	1,863,000
Commission revenue	2,172,000	1,154,000

	12,045,000	9,227,000

Cost of revenue:
Cost of product sales	4,676,000	3,819,000
Cost of service revenue	1,829,000	1,227,000

	6,505,000	5,046,000

Gross margin	5,540,000	4,181,000

Other operating expenses:
Selling, general and administrative	5,224,000	3,729,000
Depreciation and amortization	171,000	93,000

	5,395,000	3,822,000

Operating income	145,000	359,000

Other income (expense):
Interest and other income	12,000	5,000
Interest expense	(67,000)	(139,000)

	(55,000)	(134,000)

Income before income taxes	90,000	225,000
Income tax expense	54,000	20,000

Net income	36,000	205,000
Preferred stock dividends	(48,000)	(39,000)

Net (loss) income available to common stockholders	$(12,000)	$166,000

Earnings per common share, basic	$0.00	$0.02

Earnings per common share, diluted	$0.00	$0.01

Shares used in computation - basic	13,615,501	10,884,969

Shares used in computation - diluted	21,349,544	14,242,185

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000

Issuance of common stock as compensation	—	—	9,559	—	18,000	—	18,000
Issuance of common stock upon the exercise of stock options	—	—	10,000	—	4,000	—	4,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	83,383	1,000	92,000	—	93,000
Vesting of stock options issued to employees	—	—	—	—	117,000		117,000
Preferred stock dividends	—	—	—	—	(48,000)	—	(48,000)
Net income	—	—	—	—	—	36,000	36,000

Balance at September 30, 2006	1,190,387	$12,000	13,620,238	$136,000	$10,784,000	$(6,061,000)	$4,871,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$36,000	$205,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery) of bad debts	29,000	(4,000)
Depreciation and amortization	171,000	93,000
Non-cash stock compensation expense	135,000	45,000
Amortization of debt discount charged to interest expense	—	1,000
Changes in operating assets and liabilities:
Accounts and other receivables	(828,000)	660,000
Inventory	(209,000)	154,000
Prepaid expenses and other current assets	(49,000)	—
Other assets	(5,000)	24,000
Accounts payable and accrued expenses	(1,127,000)	(221,000)
Accrued compensation and related benefits	5,000	14,000
Deferred revenue	(102,000)	45,000
Other current liabilities	148,000	114,000

Net cash (used in) provided by operating activities	(1,796,000)	1,130,000

Cash flows from investing activities
Purchase of property and equipment	(95,000)	(53,000)
Acquisition of customer list	(200,000)	—

Net cash used in investing activities	(295,000)	(53,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	15,376,000	11,888,000
Repayments of borrowings under line-of-credit	(13,414,000)	(13,942,000)
Repayments of long-term debt	(17,000)	(274,000)
Proceeds from sale of preferred stock	—	1,191,000
Proceeds from sale of common stock to employees and exercise of stock options	97,000	—
Payment of preferred stock dividends	(48,000)	(39,000)
Change in other long-term liabilities	(43,000)	(42,000)

Net cash provided by (used in) financing activities	1,951,000	(1,218,000)

Net change in cash and cash equivalents	(140,000)	(141,000)
Cash and cash equivalents - beginning of period	581,000	295,000

Cash and cash equivalents - end of period	$441,000	$154,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Operating results for the three months ended September 30, 2006 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

3. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $117,000 for the quarter ended September 30, 2006, or less than $0.01 per basic and diluted share.

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three months ended September 30, 2006 and 2005, the Company also issued 9,559 and 40,584 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $18,000 and $20,000, respectively. For the three months ended September 30, 2006 and 2005, total stock compensation expense charged against income for these plans was $135,000 and $45,000, respectively.

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

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended September 30,
	2006	2005
Average risk-free interest rate	4.64%	3.87%
Dividend yield	0%	0%
Expected term	6.0 years	5.7 years
Average expected volatility	1.06	1.45
Weighted average fair value of granted options	$1.45	$0.56

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

A summary of stock option activity during the three months ended September 30, 2006 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,001,588	$0.92
Granted	198,000	1.75
Exercised	(10,000)	0.34
Forfeited	—	—

Outstanding at September 30, 2006	2,189,588	$0.99	$1,774,000

Exercisable at September 30, 2006	1,241,316	$0.75	$1,303,000

Weighted-average remaining contractual life	7.0 Years

The weighted average grant date fair value of options granted during the quarter ended September 30, 2006 was $1.45 per share. All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2006 ranged from $0.12 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.12 – 0.34	587,134	$0.17	6.7 years	577,135	$0.17	6.7 years
0.35 – 0.91	814,667	0.65	8.2 years	592,167	0.65	8.1 years
1.05 – 63.33	787,787	1.96	9.3 years	72,014	6.21	7.1 years

	2,189,588			1,241,316

Assuming that no additional share-based payments are granted after September 30, 2006, unamortized stock compensation expense of $862,000 will be recognized in the statement of operations over a weighted average period of 3.0 years.

4. Borrowings Under Line-of-Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended September 30, 2006 was the bank’s prime rate plus one and one-half percent. The loan will expire on December 31, 2006 and is secured by all of the Company’s assets, except inventory. The Company is negotiating the renewal of this credit facility and expects to renew it prior to its expiration.

The aggregate outstanding borrowings from the bank under this credit line were $3,371,000 and $1,409,000 at September 30, 2006 and June 30, 2006, respectively.

5. Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $61,000 as of September 30, 2006. Additionally, the Company assumed the automotive loans of Sterling Systems which totaled $16,000 as of September 30, 2006.

6. Income Taxes

Income tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. For all periods presented, valuation allowances have been provided for the full amount of all net deferred tax assets.

7. Earnings Per Share

Basic earnings per common share is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks. As of September 30, 2006, 11,136,190 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2006, there were 1,694,111 common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
Numerator:
Net income	$36,000	$205,000
Less: preferred stock dividends	(48,000)	(39,000)

Net income (loss) available to common stockholders	$(12,000)	$166,000

Denominator:
Weighted average shares outstanding - basic	13,615,501	10,884,969

Assumed conversion of preferred stock	6,192,709	2,597,236
Effect of outstanding stock options	1,150,329	652,551
Effect of outstanding stock warrants	391,005	107,429

	21,349,544	14,242,185

Earnings per common share, basic	$0.00	$0.02

Earnings per common share, diluted	$0.00	$0.01

8. Liquidity and Capital Resources

The Company’s operations have significantly improved over the last year and it has generated sufficient capital to eliminate the previously-reported stockholders’ deficit. As of September 30, 2006, the stockholders’ equity was $4,871,000. Based on an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, the cost of funds, and demand for the Company’s products and services; changes in the Company’s competitive position or competitive actions by other companies; the Company’s ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail the Company’s periodic reports that it files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements to reflect new information, future events or otherwise.

Overview

The Company is a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, and total infrastructure and facilities management markets. The Company specializes in technical support, training, and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable its customers to enhance productivity, profitability, and competitive position. Avatech is one of the largest Autodesk software integrators worldwide and a leading provider of engineering document management solutions.

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

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because Autodesk does not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, The Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 92% of the Company’s total product revenue is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, professional services, and technical support to its customers. The Company also offers its customers an assessment tool to analyze the ability and knowledge of current and potential employees in computer aided design. The Company employs a technical staff of approximately 65 personnel associated with these types of services.

Commission Revenue- The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. The Company receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk technical experts, and self-paced training to help extend its customers skills. Based on the Company’s analysis of the Autodesk Subscription program, it records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Selling, General and Administrative Expense- Selling, general and administrative expense consist primarily of compensation and other expenses associated with the Company’s sales force, management, finance, human resources, and information systems. Advertising and public relations expenses and expenses for facilities, such as rent and utilities, are also included in selling, general and administrative expenses.

Depreciation and Amortization Expense- Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. The Company computes depreciation and amortization expenses using the straight-line method. The Company leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

Interest Expense- Interest expense consists primarily of interest on a revolving line-of-credit.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following tables set forth a comparison of the three-month period ended September 30, 2006 to the three-month period ended September 30, 2005. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2006	2005	% increase
Revenues:
Product sales	$7,254,000	$6,210,000	16.8%
Service revenue	2,619,000	1,863,000	40.6%
Commission revenue	2,172,000	1,154,000	88.2%

Total revenues	$12,045,000	$9,227,000	30.6%

Revenues. Total revenues for the three months ended September 30, 2006 increased $2,818,000, or 30.6%, when compared to the same period last year due to the May 2006 acquisition of Sterling Systems & Consulting, Inc. (“Sterling”). This acquisition accounted for product sales of approximately $1,674,000, service revenue of $370,000 and commission revenue of $402,000 for the three months ended September 30, 2006.

Product sales increased to $7,254,000 for the quarter, an increase of $1,044,000 from the quarter ended September 30, 2005, or 16.8%. Excluding the effects of the Sterling acquisition, product sales decreased by $630,000, or 10.1%, due to a variety of factors including the managed turnover of selected sales personnel and the fact that two large sales that totaled approximately $380,000 were secured on the last day of the quarter and were not completely processed prior to quarter end.

Service revenues increased $756,000, or 40.6%, for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year. Service revenues from the Sterling acquisition accounted for approximately one-half of the increase with the remainder due to organic growth.

Commission revenues showed the largest growth of all of the revenue categories, increasing by 88.2%, or $1,018,000, for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year. The increase in commission revenues was a result of a significant increase in the sales volume due to a continued focus by the Company to increase this category of business.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2006	2005	% increase
Cost of revenue:
Cost of product sales	$4,676,000	$3,819,000	22.4%
Cost of service revenue	1,829,000	1,227,000	49.1%

Total cost of revenue	$6,505,000	$5,046,000	28.9%

Gross margin	$5,540,000	$4,181,000

Cost of revenue. The total cost of revenue increased $1,459,000, or 29.0%, for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year. The percentage increase in cost of revenue was slightly less than the 30.6% increase in revenues that the Company experienced in the quarter.

Cost of product sales for the first quarter of this fiscal year increased $857,000, or 22.4%, when compared to the first quarter of last year despite the fact that product sales increased by 16.8% between periods. The cost of product sales as a percentage of related revenue for the three months ended September 30, 2006 was 64.5%, compared to 61.5% in the same period in 2005. The increase in the cost of product sales as a percentage of sales is due to the mix of products sold. Historically, Sterling’s sales personnel have sold a larger percentage of products with a lower gross margin than the Company’s personnel. As the integration of Sterling continues and those sales personnel become more focused on the higher margin products, the Company expects that its cost of product will decrease as a percentage of sales.

Cost of service revenue increased $602,000, or 49.1%, for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year, while service revenues increased 40.5%. Cost of service revenue as a percentage of related revenue for the three months ended September 30, 2006 increased to 69.8% from 65.9% for the same period in the prior fiscal year. The Company hired a number of technical personnel in recent months and expects its cost of service revenue to decline once these personnel are fully trained and increase their billable hours.

Gross margin. Overall, the gross margin percentage increased from 45.3% for the three months ended September 30, 2005 to 46.0% for the same period in the current fiscal year. The increase in the gross margin percentage was due to higher commission revenue as a percentage of total revenue offset by the lower gross margins of product sales and services.

Other Operating Expenses

	Three Months Ended September 30,
	2006	2005	% increase
Other operating expenses:
Selling, general and administrative	$5,224,000	$3,729,000	40.1%
Depreciation and amortization	171,000	93,000	83.9%

Total other operating expenses	$5,395,000	$3,822,000	41.2%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,495,000, or 40.1%, for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months. Selling, general and administrative expense as a percent of total revenues was 43.4% for the three months ended September 30, 2006, up from 40.5% for the same period in the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expenses increased $78,000, or 83.9%, for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year. The increase was due to the additional depreciation of the Sterling assets and the amortization of the intangible asset, the Sterling customer list, recorded in the three months ended September 30, 2006.

Other Income (Expense)

	Three Months Ended September 30,
	2006	2005	% increase
Other income (expense):
Interest and other income	$12,000	$5,000	140.0%
Interest expense	(67,000)	(139,000)	(51.8)%

Total other income (expense)	$(55,000)	$(134,000)	(59.0)%

Other Income (Expense). Other income (expense) decreased $79,000 for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year. Interest expense decreased due to the payoff of virtually all long-term debt that occurred in fiscal year 2006.

Income Tax Expense

	Three Months Ended September 30,
	2006	2005	% increase
Income tax expense	$54,000	$20,000	170.0%

Income Tax Expense. Income tax expense increased $34,000 for the three months ended September 30, 2006 when compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation. Any future reversal of the valuation allowance would have a material, non-cash effect on reported earnings.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the three months ended September 30, 2006 were approximately $95,000, compared to $53,000 for the same period in 2005.

For the three months ended September 30, 2006, net cash used in operating activities was $1,796,000, a decrease of $2,926,000 over the same period in 2005. The major difference between the periods was that the Company accounts and other receivables increased by $828,000 for the three months ended September 30, 2006 but decreased by $660,000 during the same period in 2005 and accounts payable and accrued expenses decreased by $1,127,000 for the three months ended September 30, 2006 as compared with $221,000 during the same period in 2005.

For the three months ended September 30, 2006, the Company was provided with $1,951,000 of cash in financing activities compared with using cash of $1,218,000 for the same period in 2005. The main reason for this difference is increased borrowings on the line of credit between periods.

The Company maintains a line of credit with a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended September 30, 2006 was the bank’s prime rate plus one and one-half percent. The loan will expire on December 31, 2006 and is secured by all of the Company’s assets, except inventory. The Company is negotiating the renewal of this credit facility and expects to renew it prior to its expiration.

The total borrowings from the bank under this line of credit were approximately $3.4 million and $1.4 million as of September 30, 2006 and 2005, respectively.

Outstanding long-term debt totaled approximately $ 77,000 at September 30, 2006, and the Company had a working capital deficit of approximately $322,000.

As a result of its profitable operations and the various equity offerings that closed in the Company’s fourth fiscal quarter of 2006, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. On January 30, 2006, the Company signed the new Channel Partner Agreement with Autodesk which designates the Company as an authorized reseller of Autodesk products through the expiration of the Agreement, which is January 31, 2007. In addition, the Company continues to diversify its revenues by increasing its service revenues and the sale of non-Autodesk software.

Below is a summary of the Company’s contractual obligations and commitments at September 30, 2006:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Line of credit *	$3,371,000	$3,371,000	$—	$—	$—
Long-term obligations	77,000	39,000	38,000	—	—
Interest on fixed rate obligations	1,000	1,000	—	—	—
Operating leases	4,972,000	1,634,000	2,145,000	1,170,000	23,000
Capital lease obligations	87,000	81,000	6,000	—	—

Total obligations	$8,508,000	$5,126,000	$2,189,000	$1,170,000	$23,000

*	The Company’s line of credit is scheduled to expire on December 31, 2006 but the Company expects to renew the line prior to its expiration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit. At September 30, 2006, virtually of the outstanding debt bore interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would have changed by less than $10,000 for the nine months ended September 30, 2006. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2006 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are effective.

During the most recently-completed quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. Management does not believe that any material changes in these risk factors have occurred since the filing of the Form 10-K.

ITEM 6. EXHIBITS

The list of exhibits listed that immediately follows the Signatures to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: November 14, 2006	By	/s/ Donald R. Walsh
Donald R. Walsh
Chief Executive Officer

Date: November 14, 2006	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

10.03	2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.04	Restricted Stock Award Plan (incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035)

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265)

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.08	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.09	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.10	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 (incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265)

10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

10.12	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

10.13	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.14	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.16	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.17	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.18	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.19	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.22	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.23	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.24	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.25	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.26	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.27	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.28	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)