Form 10-Q
period 2006-12-31
AVATECH SOLUTIONS INC
filed 2007-02-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(410) 581—8080

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common Stock, par value $.01 per share	14,811,702

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,000	$581,000
Accounts receivable, less allowance of $133,000 as of December 31, 2006 and $112,000 as of June 30, 2006	8,229,000	5,471,000
Other receivables	318,000	320,000
Inventory	1,342,000	1,414,000
Prepaid expenses and other current assets	323,000	305,000

Total current assets	10,553,000	8,091,000

Property and equipment:
Computer software and equipment	2,824,000	2,649,000
Office furniture and equipment	1,066,000	1,048,000
Leasehold improvements	170,000	133,000

	4,060,000	3,830,000
Less accumulated depreciation and amortization	3,145,000	2,960,000

	915,000	870,000
Customer list, net of accumulated amortization of $243,000 as of December 31, 2006 and $100,000 as of June 30, 2006	1,944,000	1,900,000
Goodwill	5,864,000	5,864,000
Other assets	104,000	125,000

Total assets	$19,380,000	$16,850,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2006	June 30, 2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,216,000	$5,097,000
Accrued compensation and related benefits	810,000	725,000
Borrowings under lines-of-credit	3,916,000	1,409,000
Current portion of long-term debt	50,000	43,000
Deferred revenue	1,131,000	1,022,000
Other current liabilities	250,000	156,000

Total current liabilities	10,373,000	8,452,000

Long-term debt	13,000	51,000
Other long-term liabilities	2,000	67,000
Commitments and contingencies	—	—

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at December 31, 2006 and June 30, 2006; 1,190,387 shares outstanding with an aggregate liquidation preference of $1,892,000 at December 31, 2006 and June 30, 2006	12,000	12,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 13,632,074 at December 31, 2006 and 13,517,296 at June 30, 2006	136,000	135,000
Additional paid-in capital	10,769,000	10,601,000
Accumulated deficit	(5,554,000)	(6,097,000)

Total stockholders’ equity	5,363,000	4,651,000

Total liabilities and stockholders’ equity	$19,380,000	$16,850,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$7,266,000	$5,734,000
Service revenue	2,346,000	1,864,000
Commission revenue	2,800,000	1,853,000

	12,412,000	9,451,000

Cost of revenue:
Cost of product sales	4,506,000	3,382,000
Cost of service revenue	1,736,000	1,171,000

	6,242,000	4,553,000

Gross margin	6,170,000	4,898,000

Other operating expenses:
Selling, general and administrative	5,372,000	3,860,000
Depreciation and amortization	164,000	99,000

	5,536,000	3,959,000

Operating income	634,000	939,000

Other income (expense):
Interest and other income	19,000	2,000
Interest expense	(85,000)	(124,000)

	(66,000)	(122,000)

Income before income taxes	568,000	817,000
Income tax expense	61,000	12,000

Net income	507,000	805,000
Preferred stock dividends	(167,000)	(50,000)

Net income available to common stockholders	$340,000	$755,000

Earnings per common share, basic	$0.02	$0.07

Earnings per common share, diluted	$0.02	$0.05

Shares used in computation - basic	13,627,309	11,231,627

Shares used in computation - diluted	19,261,073	17,051,497

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$14,520,000	$11,945,000
Service revenue	4,965,000	3,727,000
Commission revenue	4,972,000	3,007,000

	24,457,000	18,679,000

Cost of revenue:
Cost of product sales	9,182,000	7,202,000
Cost of service revenue	3,565,000	2,398,000

	12,747,000	9,600,000

Gross margin	11,710,000	9,079,000

Other operating expenses:
Selling, general and administrative	10,596,000	7,588,000
Depreciation and amortization	335,000	193,000

	10,931,000	7,781,000

Operating income	779,000	1,298,000

Other income (expense):
Interest and other income	31,000	7,000
Interest expense	(152,000)	(263,000)

	(121,000)	(256,000)

Income before income taxes	658,000	1,042,000
Income tax expense	115,000	32,000

Net income	543,000	1,010,000
Preferred stock dividends	(215,000)	(89,000)

Net income available to common stockholders	$328,000	$921,000

Earnings per common share, basic	$0.02	$0.08

Earnings per common share, diluted	$0.02	$0.06

Shares used in computation - basic	13,621,915	11,058,411

Shares used in computation - diluted	19,307,760	16,539,757

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000
Issuance of common stock as compensation	—	—	20,893	—	34,000	—	34,000
Issuance of common stock upon the exercise of stock options	—	—	10,502	—	4,000	—	4,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	83,383	1,000	92,000	—	93,000
Vesting of stock options issued to employees	—	—	—	—	253,000		253,000
Preferred stock dividends	—	—	—	—	(215,000)	—	(215,000)
Net income	—	—	—	—	—	543,000	543,000

Balance at December 31, 2006	1,190,387	$12,000	13,632,074	$136,000	$10,769,000	$(5,554,000)	$5,363,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$543,000	$1,010,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery) of bad debts	33,000	(3,000)
Depreciation and amortization	335,000	193,000
Non-cash stock compensation expense	287,000	107,000
Amortization of debt discount charged to interest expense	—	1,000
Loss on disposal of assets	—	2,000
Changes in operating assets and liabilities:
Accounts and other receivables	(2,756,000)	254,000
Inventory	72,000	(392,000)
Prepaid expenses and other current assets	(18,000)	42,000
Other assets	21,000	30,000
Accounts payable and accrued expenses	(881,000)	(641,000)
Accrued compensation and related benefits	85,000	277,000
Deferred revenue	109,000	318,000
Other current liabilities	94,000	91,000

Net cash (used in) provided by operating activities	(2,076,000)	1,289,000

Cash flows from investing activities
Purchase of property and equipment	(233,000)	(112,000)
Acquisition of customer list	(200,000)	—

Net cash used in investing activities	(433,000)	(112,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	32,607,000	24,070,000
Repayments of borrowings under line-of-credit	(30,100,000)	(25,973,000)
Repayments of long-term debt	(31,000)	(379,000)
Proceeds from sale of preferred stock	—	1,191,000
Proceeds from sale of common stock to employees and exercise of stock options	97,000	102,000
Payment of preferred stock dividends	(215,000)	(89,000)
Change in accounts payable and accrued expenses related to financing	(24,000)	—
Change in other long-term liabilities	(65,000)	(93,000)

Net cash provided by (used in) financing activities	2,269,000	(1,171,000)

Net change in cash and cash equivalents	(240,000)	6,000
Cash and cash equivalents - beginning of period	581,000	295,000

Cash and cash equivalents - end of period	$341,000	$301,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2006

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

3. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $136,000 for the quarter ended December 31, 2006, or less than $0.01 per basic and diluted share. For the six months ended December 31, 2006, the effect of applying this Statement was $253,000, or less $0.02 per basic and $0.01 per diluted share. Results for prior periods have not been restated.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three and six months ended December 31, 2006, the Company also issued 11,334 and 20,893 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $17,000 and $34,000, respectively. For the three months three and six months ended December 31, 2006, total stock compensation expense charged against income for these plans was $153,000 and $287,000, respectively.

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

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Average risk-free interest rate	4.57%	4.47%	4.62%	4.13%
Dividend yield	0%	0%	0%	0%
Expected term	5.8 years	6.1 years	5.9 years	6.1 years
Average expected volatility	1.03	1.29	1.05	1.38
Weighted average fair value of granted options	$1.29	$1.08	$1.39	$0.77

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

A summary of stock option activity during the three months ended December 31, 2006 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,001,588	$0.92
Granted	328,000	1.59
Exercised	(10,502)	0.30
Forfeited	(30,000)	1.76

Outstanding at December 31, 2006	2,289,086	$1.01	$1,122,000

Exercisable at December 31, 2006	1,359,525	$0.80	$952,000

Weighted-average remaining contractual life	7.6 Years

The weighted average grant date fair value of options granted during the quarter ended December 31, 2006 was $1.29 per share. All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2006 ranged from $0.12 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.12 – 0.34	590,632	$0.17	6.5 years	576,632	$0.17	6.5 years
0.35 – 0.91	809,667	0.65	7.9 years	602,168	0.65	7.9 years
1.05 – 63.33	892,787	1.90	9.1 years	180,725	3.30	8.4 years

	2,289,086			1,359,525

Assuming that no additional share-based payments are granted after December 31, 2006, unamortized stock compensation expense of $861,000 will be recognized in the statement of operations over a weighted average period of 2.7 years.

4. Borrowings Under Line-of-Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended December 31, 2006 was the bank’s prime rate plus one and one-half percent. The loan was renewed prior to its December 31, 2006 expiration date with a two year extension through December 31, 2008 and is secured by all of the Company’s assets, except inventory.

The aggregate outstanding borrowings from the bank under this credit line were $3,916,000 and $1,409,000 at December 31, 2006 and June 30, 2006, respectively.

5. Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $50,000 as of December 31, 2006. Additionally, the Company assumed the automotive loans of Sterling Systems which totaled $13,000 as of December 31, 2006.

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

7. Earnings Per Share

Basic earnings per common share is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stocks. As of December 31, 2006, 10,787,432 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and six months ended December 31, 2006, there were 3,982,361 and 3,882,361, respectively, of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006	2005
Numerator for basic earnings per share:
Net income	$507,000	$805,000
Less: preferred stock dividends	(167,000)	(50,000)

Net income available to common stockholders - basic	$340,000	$755,000

Numerator for fully diluted earnings per share:
Net income	$507,000	$805,000
Less: preferred stock dividends on dilutive common stock equivalents	(119,000)	(50,000)

Net income available to common stockholders - fully diluted	$388,000	$755,000

Denominator:
Weighted average shares outstanding - basic	13,627,309	11,231,627

Assumed conversion of preferred stock	4,192,708	4,382,843
Effect of outstanding stock options	1,072,796	1,105,407
Effect of outstanding stock warrants	368,260	331,621

Weighted average shares outstanding - fully diluted	19,261,073	17,051,497

Earnings per common share - basic	$0.02	$0.07

Earnings per common share - diluted	$0.02	$0.05

	Six Months Ended December 31,
	2006	2005
Numerator for basic earnings per share:
Net income	$543,000	$1,010,000
Less: preferred stock dividends	(215,000)	(89,000)

Net income available to common stockholders - basic	$328,000	$921,000

Numerator for fully diluted earnings per share:
Net income	$543,000	$1,010,000
Less: preferred stock dividends on dilutive common stock equivalents	(119,000)	(89,000)

Net income available to common stockholders - fully diluted	$424,000	$921,000

Denominator:
Weighted average shares outstanding - basic	13,621,915	11,058,411

Assumed conversion of preferred stock	4,192,708	4,382,843
Effect of outstanding stock options	1,112,966	878,979
Effect of outstanding stock warrants	380,171	219,524

Weighted average shares outstanding - fully diluted	19,307,760	16,539,757

Earnings per common share - basic	$0.02	$0.08

Earnings per common share - diluted	$0.02	$0.06

8. Liquidity and Capital Resources

The Company’s operations have significantly improved over the last twelve months and it has generated sufficient capital to fund its operations and strengthen its balance sheet. As of December 31, 2006, the stockholders’ equity was $5,363,000. Based on an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business.

9. Subsequent Event

On January 29, 2007, the Company entered into and closed on a private placement pursuant to which it sold an aggregate of 1,085,170 shares of common stock and issued warrants to purchase, in the aggregate, 726,102 shares of common stock to several members of its Board of Directors and to Sigma Opportunity Fund LLC, whose managing member is also a member of the Board of Directors. The purchase price of the common stock was $1.5205 per share, for an aggregate purchase price of $1,650,000. Each Warrant entitles the holder thereof to purchase one share of common stock, at any time until January 29, 2011, at an exercise price of $1.5205 per share. The proceeds of the private placement will be used to fund the Company’s expansion objectives.

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

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because Avatech does not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, The Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 93% of the Company’s total product revenue is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, professional services, and technical support to its customers. The Company also offers its customers an assessment tool to analyze the ability and knowledge of current and potential employees in computer aided design. The Company employs a technical staff of approximately 69 personnel associated with these types of services.

Commission Revenue- The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. The Company receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk technical experts, and self-paced training to help extend its customers’ skills. Based on the Company’s analysis of the Autodesk Subscription program, it records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended December 31, 2006 to the three-month period ended December 31, 2005. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2006	2005	% increase
Revenues:
Product sales	$7,266,000	$5,734,000	26.7%
Service revenue	2,346,000	1,864,000	25.9%
Commission revenue	2,800,000	1,853,000	51.1%

Total revenues	$12,412,000	$9,451,000	31.3%

Revenues. Total revenues for the three months ended December 31, 2006 increased $2,961,000, or 31.3%, when compared to the same period last year due to growth in all revenue categories. Subsequent to the May 2006 acquisition of Sterling Systems & Consulting, Inc. (“Sterling”), the Company integrated all Sterling personnel into a reorganized organization and as a result, lost the ability to accurately track the revenues from the pre-acquisition Sterling. However, the offices that were previously owned, managed and staffed with all Sterling personnel accounted for product sales of approximately $1,174,000, service revenue of $278,000 and commission revenue of $267,000 for the three months ended December 31, 2006.

Product sales increased to $7,266,000 for the quarter, an increase of $1,532,000 from the quarter ended December 31, 2005, or 26.7%. Excluding the effects of the offices acquired in the Sterling acquisition, product sales increased by approximately $358,000, or 6.2%.

Service revenues increased $482,000, or 25.9%, for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year. Service revenues from the offices acquired in the Sterling acquisition accounted for approximately 58% of the increase with the remainder due to organic growth.

Commission revenues showed the largest growth of all of the revenue categories, increasing by 51.1%, or $947,000, for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year. Approximately 28% of the increase in commission revenues was a result of the Sterling acquisition. The remaining increase was a result of a significant increase in the sales volume due to the fact that a larger percentage of subscriptions are renewed in the month of December compared with other periods and the continued focus by the Company to increase this type of business.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2006	2005	% increase
Cost of revenue:
Cost of product sales	$4,506,000	$3,382,000	33.2%
Cost of service revenue	1,736,000	1,171,000	48.2%

Total cost of revenue	$6,242,000	$4,553,000	37.1%

Gross margin	$6,170,000	$4,898,000

Cost of revenue. The total cost of revenue increased $1,689,000, or 37.1%, for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year.

Cost of product sales for the second quarter of the current fiscal year increased $1,124,000, or 33.2%, when compared to the second quarter of last year despite the fact that product sales increased by only 26.7% between periods. The cost of product sales as a percentage of related revenue for the three months ended December 31, 2006 was 62.0%, compared to 59.0% in the same period in 2005. The increase in the cost of product sales as a percentage of sales is due to the fact that on October 1, 2006, the Company’s main supplier increased the cost of certain of its lower end products and the Company was unable to pass the full amounts of the increases onto its customers due to market pressures. In addition, the Company sold some hardware during the quarter ended December 31, 2006 and hardware has a lower margin than software, thus contributing to the lower overall product margin.

Cost of service revenue increased $565,000, or 48.2%, for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year, while service revenues increased only 25.9%. Cost of service revenue as a percentage of related revenue for the three months ended December 31, 2006 increased to 74.0% from 62.8% for the same period in the prior fiscal year. The Company hired a number of technical personnel during its first and second quarters of the current fiscal year and it has taken longer than expected to increase the billable utilization of these new hires. The Company expects that its service revenue will increase once these personnel are fully trained and increase their billable hours resulting in a increase to the service gross margin percentage.

Gross margin. Overall, the gross margin percentage decreased slightly from 51.8% for the three months ended December 31, 2005 to 49.7% for the same period in the current fiscal year. The decrease in the gross margin percentage was due to the factors noted above offset to a large degree by higher commission revenue as a percentage of total revenue.

Other Operating Expenses

	Three Months Ended December 31,
	2006	2005	% increase
Other operating expenses:
Selling, general and administrative	$5,372,000	$3,860,000	39.2%
Depreciation and amortization	164,000	99,000	65.7%

Total other operating expenses	$5,536,000	$3,959,000	39.8%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,512,000, or 39.2%, for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to the acquisition of Sterling in May 2006 and new sales personnel hired in the past twelve months. Selling, general and administrative expense as a percent of total revenues was 43.3% for the three months ended December 31, 2006, up from 40.8% for the same period in the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expenses increased $65,000, or 65.7%, for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year. The increase was due to the additional depreciation of the Sterling assets and the amortization of the intangible asset, the Sterling customer list, recorded in the three months ended December 31, 2006.

Other Income (Expense)

	Three Months Ended December 31,
	2006	2005	% increase
Other income (expense):
Interest and other income	$19,000	$2,000	850.0%
Interest expense	(85,000)	(124,000)	(31.5)%

Total other income (expense)	$(66,000)	$(122,000)	(45.9)%

Other Income (Expense). Other income (expense) decreased $56,000 for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year. Interest expense decreased due to the payoff of virtually all long-term debt that occurred in fiscal year 2006.

Income Tax Expense

	Three Months Ended December 31,
	2006	2005	% increase
Income tax expense	$61,000	$12,000	408.3%

Income Tax Expense. Income tax expense increased $49,000 for the three months ended December 31, 2006 when compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation. Any future reversal of the valuation allowance could have a material, non-cash effect on reported earnings.

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

The following tables set forth a comparison of the Company’s results of operations for the six month period ended December 31, 2006 to the six month period ended December 31, 2005. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The six months financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2006	2005	%
Revenues:
Product sales	$14,520,000	$11,945,000	21.6%
Service revenue	4,965,000	3,727,000	33.2%
Commission revenue	4,972,000	3,007,000	65.3%

Total revenues	$24,457,000	$18,679,000	30.9%

Revenues. The Company realized significant revenue growth over the same period in the prior fiscal year. Total revenues increased $5,778,000, or 30.9%, between periods and all three categories of revenues showed large increases. As noted above, the Company integrated all Sterling personnel into a reorganized organization and as a result, lost the ability to accurately track the revenues from the pre-acquisition Sterling. However, the offices that were previously owned, managed and staffed with all Sterling personnel accounted for product sales of approximately $2,848,000, service revenue of $648,000 and commission revenue of $669,000 for the six months ended December 31, 2006, or a total of $4,165,000.

Product sales increased to $14,520,000 for the six months ended December 31, 2006, an increase of $2,575,000 over the same period in 2005, or 21.6% due to the Sterling acquisition.

Service revenues increased $1,238,000, or 33.2%, for the six months ended December 31, 2006 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy, coupled with the Sterling acquisition, resulted in the large growth in its services revenues.

Commission revenues increased $1,965,000, or 65.3% for the six months ended December 31, 2006, when compared to the same period in the prior fiscal year. Approximately 34% of the increase in commission revenues was a result of the Sterling acquisition. The remaining increase in commission revenues was a result of a significant industry-wide increase in sales volume and a continued focus by the Company and Autodesk to increase this category of business.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2006	2005	%
Cost of revenue:
Cost of product sales	$9,182,000	$7,202,000	27.5%
Cost of service revenue	3,565,000	2,398,000	48.7%

Total cost of revenue	$12,747,000	$9,600,000	32.8%

Gross margin	$11,710,000	$9,079,000

Costs of revenue. Total cost of revenue increased $3,147,000, or 32.8%, for the six months ended December 31, 2006 as compared to the same period in the prior fiscal year.

Cost of product sales increased $1,980,000, or 27.5%, despite only a 21.6% increase in product revenues. The cost of product sales as a percentage of related revenue for the six months ended December 31, 2006 was 63.2%, compared to 60.3% in the same period in 2005. The increase in the cost of product sales as a percentage of sales is due to the fact that the Company sold some hardware during the six months ended December 31, 2006 and hardware has a lower margin than software, thus contributing to the lower overall product margin. In addition, on October 1, 2006, the Company’s main supplier increased the cost of certain of its lower end products and the Company was unable to pass the full amounts of these increases onto its customers due to market pressures.

Cost of service revenue increased $1,167,000, or 48.7%, for the six months ended December 31, 2006 compared to the same period in the prior fiscal year, but service revenues increased by 33.2%. As a result, cost of service revenue as a percentage of related revenue for the six months ended December 31, 2006 increased to 71.8% from 64.3% for the same period in the prior fiscal year. The Company hired a number of technical personnel during its first and second quarter of the current fiscal year and it has taken longer than expected to increase the billable utilization of these new hires. The Company expects that its service revenue will increase once these personnel are fully trained and increase their billable hours resulting in a increase to the service gross margin percentage.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage decreased from 48.6% for the six months ended December 31, 2005 to 47.9% for the same period in the current fiscal year.

Other Operating Expenses

	Six Months Ended December 31,
	2006	2005	%
Other operating expenses:
Selling, general and administrative	$10,596,000	$7,588,000	39.7%
Depreciation and amortization	335,000	193,000	73.6%

Total other operating expenses	$10,931,000	$7,781,000	40.5%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $3,008,000, or 39.7%, for the six months ended December 31, 2006 compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months. Selling, general and administrative expense as a percent of total revenues was 43.3% for the six months ended December 31, 2006, compared to 40.6% for the same period in the prior fiscal year due to the acquisition of Sterling in May 2006 and new sales personnel hired in the past twelve months.

Depreciation and Amortization. Depreciation and amortization expenses increased $142,000, or 73.6%, for the six months ended December 31, 2006 when compared to the same period in the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new, upgraded computers for several of the Company’s training centers as well as for new personnel that were hired during the last twelve months and the amortization of a customer list, recorded as a result of the Company’s purchase of Sterling in May 2006.

Other income (expense)

	Six Months Ended December 31,
	2006	2005	%
Other income (expense):
Interest and other income	$31,000	$7,000	342.9%
Interest expense	(152,000)	(263,000)	(42.2)%

Total other income (expense)	$(121,000)	$(256,000)	(52.8)%

Other Income (Expense). Other income (expense) decreased $135,000 for the six months ended December 31, 2006 when compared to the same period in the prior fiscal year. Interest expense decreased due to the payoff of virtually all long-term debt that occurred in fiscal year 2006.

Income tax expense

	Six Months Ended December 31,
	2006	2005	%
Income tax expense	$115,000	$32,000	259.4%

Income Tax Expense. Income tax expense increased $83,000 for the six months ended December 31, 2006 when compared to the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes for the foreseeable future. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of its securities. See Note 9 to the Company’s consolidated financial statements contained elsewhere in this report for information about the recent sale of securities.

The Company’s operating assets and liabilities consist primarily of accounts receivable, inventory and accounts payable. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management but has increased inventories at times to take advantage of special pricing and rebates offered by its main supplier. The Company purchases approximately 90% of its product from one principal supplier which provides between $4 million and $5 million of available credit to finance those purchases, depending on the Company’s anticipated purchasing levels.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the six months ended December 31, 2006 were approximately $233,000, compared to $112,000 for the same period in 2005.

For the six months ended December 31, 2006, net cash used in operating activities was $2,076,000, an increase in the use of cash of $3,365,000 over the same period in 2005. The major difference between the periods was that the Company accounts and other receivables increased by $2,756,000 for the six months ended December 31, 2006 but decreased by $254,000 during the same period in 2005. The accounts receivable grew due to the high level of December 2006 sales that were financed primarily by a $2,507,000 increase in the Company’s borrowings under its line of credit. In addition, accounts payable and accrued expenses decreased by $881,000 for the six months ended December 31, 2006 as compared with $641,000 during the same period in 2005.

For the six months ended December 31, 2006, the Company was provided with $2,269,000 of cash by financing activities compared with using cash of $1,171,000 for the same period in 2005. The main reason for this difference is increased borrowings on the line of credit between periods.

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended December 31, 2006 was the bank’s prime rate plus one and one-half percent. The loan was renewed prior to its December 31, 2006 expiration date with a two year extension through December 31, 2008 and is secured by all of the Company’s assets, except inventory.

The total borrowings from the bank under this line of credit were approximately $3.9 million and $1.4 million as of December 31, 2006 and 2005, respectively.

Outstanding long-term debt totaled approximately $ 13,000 at December 31, 2006, and the Company had working capital of approximately $180,000.

As a result of its profitable operations and the various equity offerings that closed in the Company’s fourth fiscal quarter of 2006 and in January 2007, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company signed the new Channel Partner Agreement with Autodesk which designates the Company as an authorized reseller of Autodesk products through the expiration of the Agreement, which is January 31, 2008.

Below is a summary of the Company’s contractual obligations and commitments at December 31, 2006:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Line of credit	$3,916,000	$3,916,000	$—	$—	$—
Long-term obligations	63,000	50,000	13,000	—	—
Interest on fixed rate obligations	1,000	1,000	—	—	—
Operating leases	5,188,000	1,676,000	2,181,000	1,331,000	—
Capital lease obligations	64,000	63,000	1,000	—	—

Total obligations	$9,232,000	$5,706,000	$2,195,000	$1,331,000	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit. At December 31, 2006, virtually of the outstanding debt bore interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would have changed by less than $10,000 for the six months ended December 31, 2006. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2006 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 4.	Submission of Matters to Vote of Security Holders

At the Annual Meeting of Stockholders held on November 8, 2006, the stockholders of the Company elected seven individuals to serve as directors until the 2007 Annual Meeting of Stockholders. The Board of Directors submitted this matter to a vote through the solicitation of proxies. The results of the votes were as follows:

Name	For	Withheld	Abstain	Broker Non-Votes
Garnett Y. Clark, Jr.	13,417,400	0	91,851	0
George Cox	13,416,119	0	93,132	0
George M. Davis	13,417,430	0	91,821	0
Eugene J. Fischer	13,415,228	0	94,023	0
W. James Hindman	13,497,978	0	11,273	0
Robert Post	13,488,497	0	20,754	0
Donald R. “Scotty” Walsh	13,112,204	0	397,047	0

ITEM 6.	EXHIBITS

The list of exhibits that immediately follows the Signatures to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: February 14, 2007	By	/s/ Donald R. Walsh
Donald R. Walsh
Chief Executive Officer

Date: February 14, 2007	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

10.03	2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.04	Restricted Stock Award Plan (incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035)

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265)

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.08	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.09	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.10	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 (incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265)

10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

10.12	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

10.13	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.14	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.16	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.17	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.18	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.19	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.22	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.23	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.24	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.25	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.26	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.27	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.28	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.29	Second Modification Agreement by and between Avatech Solutions, Inc. and Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (filed herewith)

10.31	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

10.32	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

10.33	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)