Form 10-K/A
period 2006-06-30
AVATECH SOLUTIONS INC
filed 2007-03-07
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

001-31265

Commission File No.

AVATECH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10715 Red Run Blvd, Suite 101, Owings Mills, Maryland	21117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 581-8080

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to state in Item 9A of Part II that, as of the date therein specified, the Registrant’s system of disclosure controls are, in fact, effective at the reasonable assurance level. Except for the addition of this disclosure, all other portions of Item 9A of Part II remain unchanged. Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, and 32.1.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and does not modify or update any disclosure other than as described above. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

PART II

Item 9A.	Controls and Procedures.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this Annual Report, and based on that evaluation, have concluded that the system of disclosure controls and procedures is, in fact, effective at the reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

2.	Financial Statement Schedules: Schedule II - Schedule of Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2006 and 2005 and for each of the three years in the period ended June 30, 2006, and have issued our report thereon dated September 21, 2006 (included elsewhere in this Report). Our audits also included the financial statement schedule responsive to Item 15 of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Stegman & Company

Baltimore, Maryland

September 21, 2006

Financial Statement Schedule – Schedule II

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Year Ended June 30, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$149,000	$11,000	$—		$(48,000	)(3)	$112,000
Valuation allowance for deferred tax assets	2,519,000	—	(1,317,000	)(1)	—		1,202,000

Year Ended June 30, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$100,000	$9,000	$40,000	(2)	$—		$149,000
Valuation allowance for deferred tax assets	3,273,000	—	(754,000	)(1)	—		2,519,000

Year Ended June 30, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$160,000	$75,000	$—		$(135,000	)(3)	$100,000
Valuation allowance for deferred tax assets	3,072,000	—	201,000	(4)	—		3,273,000

(1)	Decrease in valuation allowance, net of temporary differences.
(2)	Allowance recorded upon acquisition.
(3)	Uncollectible accounts written off, net of recoveries.
(4)	Increase in valuation allowance, net of temporary differences.

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [d]

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [f]

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation [i]

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock [c]

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws [b]

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [i]

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock [f]

10.03	2002 Stock Option Plan [a]

10.04	Restricted Stock Award Plan [e]

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan [h]

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [i]

10.08	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [i]

10.09	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [i]

10.10	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 [j]

10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 [k]

10.12	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 [l]

10.13	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 [m]

10.14	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 [m]

10.15	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 [m]

10.16	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

10.17	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

10.18	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc [m]

10.19	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White [n]

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White [n]

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press [n]

10.22	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock. [o]

10.23	Preferred Stock and Warrant Purchase Agreement. [o]

10.24	Common Stock Purchase Warrants. [o]

10.25	Investor Rights Agreement. [o]

10.26	Common Stock and Warrant Purchase Agreement. [o]

10.27	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners. [o]

10.28	Investor Rights Agreement. [o]

10.29	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated July 15, 2006 *

21.1	Subsidiaries of the Registrant [o]

23.1	Consent of Stegman & Company *

23.2	Consent of Ernst & Young LLP *

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

*	Previously filed with the Form 10-K to which this Amendment No. 1 on Form 10-K/A relates.
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265.

d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035.
f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
h.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
i.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.
j.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265.
k.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265
l.	Incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265.
m.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265.
n.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862.
o.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: March 6, 2007	By:	/s/ Donald R. (Scotty) Walsh
Donald R. (Scotty) Walsh
Chief Executive Officer

EXHIBIT LIST

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger [a]

3.1	Restated Certificate of Incorporation [b]

3.2	First Amendment to Restated Certificate of Incorporation [b]

3.3	Reverse Split Amendment to Restated Certificate of Incorporation [a]

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. [a]

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock [d]

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock [f]

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation [i]

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock [c]

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws [b]

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 [i]

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock [f]

10.03	2002 Stock Option Plan [a]

10.04	Restricted Stock Award Plan [e]

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan [h]

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 [g]

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 [i]

10.08	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 [i]

10.09	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 [i]

10.10	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 [j]

10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 [k]

10.12	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 [l]

10.13	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 [m]

10.14	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 [m]

10.15	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 [m]

10.16	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

10.17	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 [m]

10.18	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc [m]

10.19	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White [n]

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White [n]

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press [n]

10.22	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock. [o]

10.23	Preferred Stock and Warrant Purchase Agreement. [o]

10.24	Common Stock Purchase Warrants. [o]

10.25	Investor Rights Agreement. [o]

10.26	Common Stock and Warrant Purchase Agreement. [o]

10.27	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners. [o]

10.28	Investor Rights Agreement. [o]

10.29	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated July 15, 2006 *

21.1	Subsidiaries of the Registrant [o]

23.1	Consent of Stegman & Company *

23.2	Consent of Ernst & Young LLP *

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

*	Previously filed with the Form 10-K to which this Amendment No. 1 on Form 10-K/A relates.
a.	Incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386.
b.	Incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426.
c.	Incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265.
d.	Incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265.
e.	Incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035.
f.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265.
g.	Incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265.
h.	Incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265.
i.	Incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230.
j.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265.
k.	Incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265
l.	Incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265.
m.	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265.
n.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862.
o.	Incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862.