Form 10-Q
period 2007-03-31
AVATECH SOLUTIONS INC
filed 2007-05-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, par value $.01 per share	15,038,053

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,306,000	$581,000
Accounts receivable, less allowance of $145,000 as of March 31, 2007 and $112,000 as of June 30, 2006	9,108,000	5,471,000
Other receivables	435,000	320,000
Inventory	884,000	1,414,000
Prepaid expenses and other current assets	281,000	305,000

Total current assets	12,014,000	8,091,000

Property and equipment:
Computer software and equipment	2,918,000	2,649,000
Office furniture and equipment	1,139,000	1,048,000
Leasehold improvements	170,000	133,000

	4,227,000	3,830,000
Less accumulated depreciation and amortization	3,255,000	2,960,000

	972,000	870,000
Customer list, net of accumulated amortization of $313,000 as of March 31, 2007 and $100,000 as of June 30, 2006	1,873,000	1,900,000
Goodwill	5,888,000	5,864,000
Other assets	95,000	125,000

Total assets	$20,842,000	$16,850,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2007	June 30, 2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,062,000	$5,097,000
Accrued compensation and related benefits	1,014,000	725,000
Borrowings under lines-of-credit	1,561,000	1,409,000
Current portion of long-term debt	37,000	43,000
Deferred revenue	1,149,000	1,022,000
Other current liabilities	231,000	156,000

Total current liabilities	10,054,000	8,452,000

Long-term debt	3,000	51,000
Other long-term liabilities	1,000	67,000

Commitments and contingencies	—	—

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at March 31, 2007 and June 30, 2006; outstanding shares of 1,148,721 at March 31, 2007 and 1,190,387 at June 30, 2006 with an aggregate liquidation preference of $1,892,000 at March 31, 2007 and June 30, 2006	12,000	12,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 14,954,656 at March 31, 2007 and 13,517,296 at June 30, 2006	149,000	135,000
Additional paid-in capital	12,772,000	10,601,000
Accumulated deficit	(5,778,000)	(6,097,000)

Total stockholders’ equity	7,155,000	4,651,000

Total liabilities and stockholders’ equity	$20,842,000	$16,850,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Product sales	$9,094,000	$6,926,000
Service revenue	2,802,000	1,836,000
Commission revenue	2,688,000	2,251,000

	14,584,000	11,013,000

Cost of revenue:
Cost of product sales	6,236,000	3,827,000
Cost of service revenue	1,876,000	1,308,000

	8,112,000	5,135,000

Gross margin	6,472,000	5,878,000

Other operating expenses:
Selling, general and administrative	6,403,000	4,631,000
Depreciation and amortization	180,000	98,000

	6,583,000	4,729,000

Operating income (loss)	(111,000)	1,149,000

Other income (expense):
Gain on early extinguishment of debt	—	233,000
Interest and other income	12,000	8,000
Interest expense	(42,000)	(93,000)

	(30,000)	148,000

Income (loss) before income taxes	(141,000)	1,297,000
Income tax expense	83,000	20,000

Net income (loss)	(224,000)	1,277,000
Preferred stock dividends	(45,000)	(48,000)

Net income (loss) available to common stockholders	$(269,000)	$1,229,000

Earnings (loss) per common share, basic	$(0.02)	$0.11

Earnings (loss) per common share, diluted	$(0.02)	$0.07

Shares used in computation—basic	14,484,564	11,585,455

Shares used in computation—diluted	14,484,564	17,338,249

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Product sales	$23,614,000	$18,871,000
Service revenue	7,767,000	5,563,000
Commission revenue	7,660,000	5,258,000

	39,041,000	29,692,000

Cost of revenue:
Cost of product sales	15,418,000	11,029,000
Cost of service revenue	5,442,000	3,706,000

	20,860,000	14,735,000

Gross margin	18,181,000	14,957,000

Other operating expenses:
Selling, general and administrative	16,998,000	12,219,000
Depreciation and amortization	515,000	291,000

	17,513,000	12,510,000

Operating income	668,000	2,447,000

Other income (expense):
Gain on early extinguishment of debt	—	233,000
Interest and other income	43,000	15,000
Interest expense	(193,000)	(356,000)

	(150,000)	(108,000)

Income before income taxes	518,000	2,339,000
Income tax expense	199,000	52,000

Net income	319,000	2,287,000
Preferred stock dividends	(260,000)	(137,000)

Net income available to common stockholders	$59,000	$2,150,000

Earnings per common share, basic	$0.00	$0.19

Earnings per common share, diluted	$0.00	$0.14

Shares used in computation - basic	13,908,920	11,231,776

Shares used in computation - diluted	15,386,200	16,610,646

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000
Issuance of common stock as compensation	—	—	36,493	—	60,000	—	60,000
Issuance of common stock upon the exercise of stock options	—	—	30,858	—	16,000	—	16,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	173,583	2,000	207,000	—	209,000
Vesting of stock options issued to employees	—	—	—	—	618,000		618,000
Issuance of common stock through private placement	—	—	1,085,170	11,000	1,531,000	—	1,542,000
Issuance of common stock pursuant to anti-dilution provision of previous offering	—	—	27,840	—	—	—	—
Conversion of preferred stock into common stock	(41,666)	—	83,416	1,000	(1,000)	—	—
Preferred stock dividends	—	—	—	—	(260,000)	—	(260,000)
Net income	—	—	—	—	—	319,000	319,000

Balance at March 31, 2007	1,148,721	$12,000	14,954,656	$149,000	$12,772,000	$(5,778,000)	$7,155,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$319,000	$2,287,000
Adjustments to reconcile net income to net cash (used in) provided byby by operating activities:
Provision for (recovery) of bad debts	56,000	(2,000)
Depreciation and amortization	515,000	291,000
Non-cash stock compensation expense	678,000	153,000
Loss on disposal of assets	—	9,000
Gain on early extinguishment of debt	—	(233,000)
Changes in operating assets and liabilities:
Accounts and other receivables	(3,752,000)	(25,000)
Inventory	530,000	(664,000)
Prepaid expenses and other current assets	24,000	52,000
Other assets	30,000	23,000
Accounts payable and accrued expenses	965,000	(200,000)
Accrued compensation and related benefits	289,000	349,000
Deferred revenue	127,000	255,000
Other current liabilities	75,000	(146,000)

Net cash (used in) provided by operating activities	(144,000)	2,149,000

Cash flows from investing activities
Purchase of property and equipment	(395,000)	(144,000)
Acquisition of customer list	(224,000)	—

Net cash used in investing activities	(619,000)	(144,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	52,503,000	41,154,000
Repayments of borrowings under line-of-credit	(52,351,000)	(43,092,000)
Repayments of long-term debt	(54,000)	(1,447,000)
Proceeds from sale of common stock through private placement	1,529,000	—
Proceeds from sale of preferred stock	—	1,191,000
Proceeds from sale of common stock to employees and exercise of stock options	225,000	266,000
Payment of preferred stock dividends	(260,000)	(137,000)
Change in accounts payable and accrued expenses related to financing financing	(38,000)	78,000
Change in other long-term liabilities	(66,000)	(141,000)

Net cash provided by (used in) financing activities	1,488,000	(2,128,000)

Net change in cash and cash equivalents	725,000	(123,000)
Cash and cash equivalents - beginning of period	581,000	295,000

Cash and cash equivalents - end of period	$1,306,000	$172,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In June 2006, the FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process that involves both the recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to recognition of a tax position, a company must determine based on the technical merits of the position, whether it is more likely than not that a tax position will be sustained upon an IRS examination. Once the more-likely-than-not threshold is met, the enterprise must assume that the appropriate taxing authority with full knowledge of all relevant information will examine the position. In measuring the amount of the benefit to recognize in the financial statements, a company must use the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently analyzing what effects, if any, the adoption of this Interpretation may have on the Company’s consolidated financial statements.

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

3. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $365,000 for the quarter ended March 31, 2007, or $0.03 per basic and diluted share. For the nine months ended March 31, 2007, the effect of applying this Statement was $618,000, or $0.04 per basic and diluted share.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three and nine months ended March 31, 2007, the Company issued 11,334 and 20,893 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $17,000 and $34,000, respectively. For the three and nine months ended March 31, 2007, total stock compensation expense charged against income for these plans was $390,000 and $678,000, respectively.

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

There were no stock options granted during the three months ended March 31, 2007. The following are the assumptions made in computing the fair value of stock-based awards for the other periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Average risk-free interest rate	—	4.31%	4.62%	4.37%
Dividend yield	—	0%	0%	0%
Expected term	—	6.1 years	5.9 years	6.1 years
Average expected volatility	—	1.27	1.05	1.28
Weighted average fair value of granted options	—	$1.42	$1.39	$1.31

Expected volatilities are based on historical volatility of the market price for the Company’s common stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity during the nine months ended March 31, 2007 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,001,588	$0.92
Granted	328,000	1.68
Exercised	(30,858)	0.56
Forfeited	(32,924)	1.68

Outstanding at March 31, 2007	2,265,806	$1.02	$1,314,000

Exercisable at March 31, 2007	1,675,765	$0.92	$1,140,000

Weighted-average remaining contractual life	7.8 Years

There were not stock options granted during the three months ended March 31, 2007. All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2007 ranged from $0.12 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.12 -0.34	579,602	$0.17	6.2 years	569,602	$0.17	6.2 years
0.35 – 0.91	794,667	0.64	7.7 years	648,001	0.64	7.6 years
1.05 –63.33	891,537	1.90	8.9 years	458,162	2.28	8.7 years

	2,265,806			1,675,765

Assuming that no additional share-based payments are granted after March 31, 2007, unamortized stock compensation expense of $527,000 will be recognized in the statement of operations over a weighted average period of 2.4 years.

4. Borrowings Under Line-of-Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended March 31, 2007 was the bank’s prime rate plus one and one-half percent (9.75 % at March 31, 2007). The loan was renewed prior to its December 31, 2006 expiration date with a two year extension through December 31, 2008 and is secured by all of the Company’s assets, except inventory.

The aggregate outstanding borrowings from the bank under this credit line were $1,561,000 and $1,409,000 at March 31, 2007 and June 30, 2006, respectively.

5. Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $40,000 as of March 31, 2007.

6. Income Taxes

Income tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company, however, has significant net operating loss carry forwards however these carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. For all periods presented, valuation allowances have been provided for the full amount of all net deferred tax assets.

7. Earnings Per Share

Basic earnings per common share is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of the Company’s preferred stock. As of March 31, 2007, 11,324,022 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and nine months ended March 31, 2007, there were 7,557,742 and 7,991,669, respectively, of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Numerator for basic earnings per share:
Net (loss) income	$(224,000)	$1,277,000
Less: preferred stock dividends	(45,000)	(48,000)

Net (loss) income available to common stockholders	$(269,000)	$1,229,000

Denominator:
Weighted average shares outstanding—basic	14,484,564	11,585,455
Assumed conversion of preferred stock	—	4,212,709
Effect of outstanding stock options	—	1,130,553
Effect of outstanding stock warrants	—	409,532

Weighted average shares outstanding—fully diluted	14,484,564	17,338,249

Earnings (loss) per common share—basic	$(0.02)	$0.11

Earnings (loss) per common share—diluted	$(0.02)	$0.07

	Nine Months Ended March 31,
	2007	2006
Numerator for basic earnings per share:
Net income	$319,000	$2,287,000
Less: preferred stock dividends	(260,000)	(137,000)

Net income available to common stockholders—basic	$59,000	$2,150,000

Numerator for fully diluted earnings per share:
Net income	$319,000	$2,287,000
Less: preferred stock dividends	(260,000)	—

Net income available to common stockholders—fully diluted	$59,000	$2,287,000

Denominator:
Weighted average shares outstanding—basic	13,908,920	11,231,776
Assumed conversion of preferred stock	—	4,297,776
Effect of outstanding stock options	1,087,807	815,020
Effect of outstanding stock warrants	389,473	266,074

Weighted average shares outstanding—fully diluted	15,386,200	16,610,646

Earnings (loss) per common share—basic	$0.00	$0.19

Earnings (loss) per common share—diluted	$0.00	$0.14

8. Liquidity and Capital Resources

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

As a result of terms of the private placement, in February 2007 the Company issued 27,840 shares of common stock to two investors to satisfy the anti-dilution provisions of their Stock Purchase Agreements dated June 2006.

The Company’s operations have significantly improved over the last twelve months and management believes that the Company has generated sufficient capital to fund its operations and strengthen its balance sheet. As of March 31, 2007, the Company had working capital of $1,960,000 and its stockholders’ equity was $7,155,000. Based on an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business.

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

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended March 31, 2007 to the three-month period ended March 31, 2006. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2007	2006	% increase
Revenues:
Product sales	$9,094,000	$6,926,000	31.3%
Service revenue	2,802,000	1,836,000	52.6%
Commission revenue	2,688,000	2,251,000	19.4%

Total revenues	$14,584,000	$11,013,000	32.4%

Revenues. Total revenues for the three months ended March 31, 2007 increased $3,571,000, or 32.4%, when compared to the same period last year due to growth in all revenue categories. Subsequent to the May 2006 acquisition of Sterling Systems & Consulting, Inc. (“Sterling”), the Company integrated all Sterling personnel into a reorganized organization and as a result, lost the ability to accurately track the revenues from the pre-acquisition Sterling. However, the offices that were previously owned, managed and staffed with all Sterling personnel accounted for product sales of approximately $2,254,000, service revenue of $375,000 and commission revenue of $446,000 for the three months ended March 31, 2007.

Product sales increased to $9,094,000 for the quarter, an increase of $2,168,000 from the quarter ended March 31, 2006, or 31.3%, primarily due to the Sterling acquisition.

Service revenue showed the most significant growth, increasing by $966,000, or 52.6%, for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year. Service revenue from the offices acquired in the Sterling acquisition accounted for approximately 39% of the increase with the remainder due to organic growth.

Commission revenue increased by 19.4%, or $437,000, for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year, the result of the Sterling acquisition.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2007	2006	% increase
Cost of revenue:
Cost of product sales	$6,236,000	$3,827,000	62.9%
Cost of service revenue	1,876,000	1,308,000	43.4%

Total cost of revenue	$8,112,000	$5,135,000	58.0%

Gross margin	$6,472,000	$5,878,000

Cost of revenue. The total cost of revenue increased $2,977,000, or 58.0%, for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year.

The Company earns sales incentives from its primary supplier, Autodesk, based upon its achievement of sales targets and those incentives increase significantly when sales exceed 115% of the targeted amounts. Historically, these incentives were approximately 13% to 15% of product sales and were accounted for as a reduction of the cost of product sales. There were significant changes to the Company’s incentive plan that were communicated too late in the quarter to enable the Company to maximize its awards under the revised plan. As a result, most of the incentive targets given to the Company by Autodesk for the period that included the months of February 2007 and March 2007 were not achieved in spite of the Company’s 31.3% growth in product sales. Thus, the Company earned incentives totaling 2.3% of product sales, or approximately $725,000 less than the average amounts it had received over the previous five quarters. The Company and Autodesk are working to come to agreement on the incentive targets for future quarters.

As a direct result of the lower sales incentives realized by the Company, the cost of product sales for the second quarter of the current fiscal year were 62.9%, when compared to the second quarter of last year despite the fact that product sales increased by only 31.3% between periods. The cost of product sales as a percentage of related revenue for the three months ended March 31, 2007 was 68.6%, compared to 55.3% for the same period in 2006.

Cost of service revenue increased $568,000, or 43.4%, for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year, while service revenues increased 52.6% to $2,802,000. Cost of service revenue as a percentage of related revenue for the three months ended March 31, 2007 decreased to 67.0% from 71.3% for the same period in the prior fiscal year. The Company hired a number of technical personnel during its first and second quarters of the current fiscal year and is beginning to see an increase in the billable utilization of these new hires. The Company expects that its services gross margins will continue to increase as the recently-hired personnel become more productive.

Gross margin. Due to the lowered sales incentives earned by the Company the overall gross margin percentage for the three months ended March 31, 2007 was 44.4% as compared to 53.4% for same period in the prior fiscal year.

Other Operating Expenses

	Three Months Ended March 31,
	2007	2006	% increase
Other operating expenses:
Selling, general and administrative	$6,403,000	$4,631,000	38.3%
Depreciation and amortization	180,000	98,000	83.7%

Total other operating expenses	$6,583,000	$4,729,000	39.2%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,772,000, or 38.3%, for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year. In February 2007, the Company’s President and Chief Operating Officer stepped down and in accordance with the terms of his employment agreement the Company accrued approximately $525,000 as severance costs for the three months ended March 31, 2007. Excluding the charge for severance costs, selling, general and administrative expense as a percent of total revenues was 40.3% for the three months ended March 31, 2007, down from 42.1% for the same period in the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expenses increased $82,000, or 83.7%, for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year. The increase was due to the additional depreciation as a result of the purchases of fixed assets in the current quarter, depreciation of the Sterling assets acquired and the amortization of the intangible asset, the Sterling customer list.

Other Income (Expense)

	Three Months Ended March 31,
	2007	2006	% increase
Other income (expense):
Gain on early extinguishment of debt	$—	$233,000	(100.0)%
Interest and other income	12,000	8,000	50.0%
Interest expense	(42,000)	(93,000)	(54.8)%

Total other income (expense)	$(30,000)	$148,000	(120.3)%

Other Income (Expense). Other income (expense) decreased $178,000 for the three months ended March 31, 2007 when compared to the same period in the prior fiscal year. This decrease was attributable primarily to the gain on early extinguishment of debt that occurred in the prior period offset by a decrease in interest expense and lowered borrowing levels as a result of the Company’s strengthened liquidity and overall financial position.

Income Tax Expense

	Three Months Ended March 31,
	2007	2006	% increase
Income tax expense	$83,000	$20,000	315.0%

Income Tax Expense. As a result of its loss before income taxes, the Company recorded an $83,000 tax provision for the three months ended March 31, 2007 when compared to a $20,000 tax provision in the same period in the prior fiscal year. The increase in tax expense relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s results. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes until fiscal 2008. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation.

Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

The following tables set forth a comparison of the Company’s results of operations for the nine month period ended March 31, 2007 to the nine month period ended March 31, 2006. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine months financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2007	2006	%
Revenues:
Product sales	$23,614,000	$18,871,000	25.1%
Service revenue	7,767,000	5,563,000	39.6%
Commission revenue	7,660,000	5,258,000	45.7%

Total revenues	$39,041,000	$29,692,000	31.5%

Revenues. The Company realized significant revenue growth during the nine months ended March 31, 2007 over the same period in the prior fiscal year. Total revenues increased $9,349,000, or 31.5%, between periods and all three categories of revenues showed large increases. As previously noted, the Company integrated all Sterling personnel into a reorganized organization and as a result, lost the ability to accurately track the revenues from the pre-acquisition Sterling. However, the offices that were previously owned, managed and staffed with all Sterling personnel accounted for product sales of approximately $5,102,000, service revenue of $1,023,000 and commission revenue of $1,115,000 for the nine months ended March 31, 2007, or a total of $7,240,000.

Product sales increased to $23,614,000 for the nine months ended March 31, 2007, an increase of $4,743,000 over the same period in 2006, or 25.1% due to the Sterling acquisition.

Service revenues increased $2,204,000, or 39.6%, for the nine months ended March 31, 2007 as compared to the same period in the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy, coupled with the Sterling acquisition, resulted in the large growth in its services revenues.

Commission revenues increased $2,402,000, or 45.7% for the nine months ended March 31, 2007, when compared to the same period in the prior fiscal year. Approximately 46% of the increase in commission revenues was a result of the Sterling acquisition. The remaining increase in commission revenues was a result of a significant industry-wide increase in sales volume and a continued focus by the Company and Autodesk to increase this category of business.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2007	2006	%
Cost of revenue:
Cost of product sales	$15,418,000	$11,029,000	39.8%
Cost of service revenue	5,442,000	3,706,000	46.8%

Total cost of revenue	$20,860,000	$14,735,000	41.6%

Gross margin	$18,181,000	$14,957,000

Costs of revenue. Total cost of revenue increased $6,125,000, or 41.6%, for the nine months ended March 31, 2007 as compared to the same period in the prior fiscal year.

The Company earns sales incentives based upon its achievement of sales targets and those incentives increase significantly when sales exceed 115% of the targeted amounts. Historically, these incentives were approximately 13% to 15% of product sales and were accounted for as a reduction of the cost of product sales. Most of the incentive targets given to the Company by Autodesk for the period that included the months of February 2007 and March 2007 were not achieved in spite of the Company’s 31.3% growth in product sales. As a result, the Company earned incentives totaling 2.3% of product sales, or approximately $725,000 less than the average amounts it had received over the previous five quarters. The Company and Autodesk are working to come to agreement on the incentive targets for future quarters.

As a direct result of the lower sales incentives realized by the Company during its third fiscal quarter, the cost of product sales for the nine months ended March 31, 2007 increased $4,389,000, or 39.8%, when compared to the same period in the prior fiscal year despite only a 25.1% increase in product revenues. The cost of product sales as a percentage of related revenue for the nine months ended March 31, 2007 was 65.3%, compared to 58.4% in the same period in 2006.

Cost of service revenue increased $1,736,000, or 46.8%, for the nine months ended March 31, 2007 when compared to the same period in the prior fiscal year, but service revenues increased by only 39.6%. As a result, cost of service revenue as a percentage of related revenue for the nine months ended March 31, 2007 increased to 71.1% from 66.6% for the same period in the prior fiscal year. The Company hired a number of technical personnel during its first and second quarter of the current fiscal year and it has taken longer than expected to increase the billable utilization of these new hires. The Company expects that its service revenue will increase once these personnel are fully trained and increase their billable hours resulting in an increase to the service gross margin percentage. The cost of service revenue as a percentage of related revenue for the third fiscal quarter dropped to 67.0% evidencing the increasing utilization of the personnel within the services division.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage decreased from 50.4% for the nine months ended March 31, 2006 to 46.6% for the same period in the current fiscal year.

Other Operating Expenses

	Nine Months Ended March 31,
	2007	2006	%
Other operating expenses:
Selling, general and administrative	$16,998,000	$12,219,000	39.2%
Depreciation and amortization	515,000	291,000	77.0%

Total other operating expenses	$17,513,000	$12,510,000	40.0%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $4,779,000, or 39.2%, for the nine months ended March 31, 2007 when compared to the same period in the prior fiscal year due to higher salary expense and sales commissions due to new sales personnel hired in the past twelve months as well as severance costs incurred in the third fiscal quarter as a result of the departure of the Company’s President and Chief Operating Officer. Excluding the charge for severance costs, selling, general and administrative expense as a percent of total revenues was 42.1% for the nine months ended March 31, 2007, compared to 41.2% for the same period in the prior fiscal year due to the acquisition of Sterling in May 2006 and new sales personnel hired in the past twelve months.

Depreciation and Amortization. Depreciation and amortization expenses increased $224,000, or 77.0%, for the nine months ended March 31, 2007 when compared to the same period in the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new, upgraded computers for several of the Company’s training centers as well as for new personnel that were hired during the last twelve months and the amortization of a customer list, recorded as a result of the Company’s purchase of Sterling in May 2006.

Other income (expense)

	Nine Months Ended March 31,
	2007	2006	%
Other income (expense):
Gain on early extinguishment of debt	$—	$233,000	(100.0)%
Interest and other income	43,000	15,000	186.7%
Interest expense	(193,000)	(356,000)	(45.8)%

Total other income (expense)	$(150,000)	$(108,000)	38.9%

Other Income (Expense). Other income (expense) increased $42,000 for the nine months ended March 31, 2007 when compared to the same period in the prior fiscal year. This increase was attributable primarily to the gain on early extinguishment of debt that occurred the prior period offset by a decrease in interest expense and lowered borrowing levels as a result of the Company’s strengthened liquidity and overall financial position.

Income tax expense

	Nine Months Ended March 31,
	2007	2006	%
Income tax expense	$199,000	$52,000	282.7%

Income Tax Expense. The Company recorded a provision for income taxes of $199,000 for the nine months ended March 31, 2007 for the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results compared to $52,000 for the same period in the prior year. The Company, however, has significant net operating loss carry forwards and does not expect to pay significant federal income taxes until fiscal 2008. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of its securities. See Note 8 to the Company’s consolidated financial statements contained elsewhere in this report for information about the recent sale of securities.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the nine months ended March 31, 2007 were approximately $395,000 compared to $144,000 for the same period in 2006.

For the nine months ended March 31, 2007, net cash used in operating activities was $144,000, an increase of $2,293,000 over the same period in 2006. The major difference between the periods was that the Company’s accounts and other receivables increased by $3,752,000 for the nine months ended March 31, 2007 compared with an increase of $25,000 during the same period in 2006. The accounts receivable grew due to sales levels. The increase in accounts and other receivables was offset by a $965,000 increase in accounts payable, a $530,000 growth in inventory levels and non-cash compensation expense of $678,000.

For the nine months ended March 31, 2007, the Company was provided with $1,488,000 of cash by financing activities compared with using cash of $2,128,000 for the same period in 2006. The main reason for this difference was reduced net borrowings on the line of credit between periods and the proceeds of the private placement of common stock during the third fiscal quarter ending March 31, 2007.

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended March 31, 2007 was the bank’s prime rate plus one and one-half percent (9.75 % at March 31, 2007). The loan was renewed prior to its March 31, 2007 expiration date with a two year extension through December 31, 2008 and is secured by all of the Company’s assets, except inventory.

The total borrowings from the bank under this line of credit were approximately $1.6 million and $1.4 million as of March 31, 2007 and 2006, respectively.

Outstanding long-term debt totaled approximately $3,000 at March 31, 2007, and the Company had working capital of approximately $1,960,000.

As a result of its profitable operations and the various equity offerings that closed in the Company’s fourth fiscal quarter of 2006 and in January 2007, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

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

Below is a summary of the Company’s contractual obligations and commitments at March 31, 2007:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Line of credit	$1,561,000	$1,561,000	$—	$—	$—
Long-term obligations	40,000	37,000	3,000	—	—
Interest on fixed rate obligations	1,000	1,000	—	—	—
Operating leases	4,772,000	1,569,000	2,073,000	1,130,000	—
Capital lease obligations	42,000	42,000	—	—	—

Total obligations	$6,416,000	$3,210,000	$2,076,000	$1,130,000	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit. At March 31, 2007, virtually of the outstanding debt bore interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would have changed by less than $10,000 for the nine months ended March 31, 2007. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2007 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

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

AVATECH SOLUTIONS, INC.

Date: May 15, 2007	By	/s/ Donald R. Walsh
Donald R. Walsh
Chief Executive Officer

Date: May 15, 2007	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 10.22 hereto)

3.10	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

10.01	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.02	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

10.03	2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.04	Restricted Stock Award Plan (incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035)

10.05	Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265)

10.06	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.07	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.08	Separation Agreement dated February 28, 2007 by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2007)

10.09	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.10	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.11	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 (incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265)

10.12	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

10.13	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

10.14	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.16	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.17	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.18	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.19	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.20	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.21	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.22	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.23	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.24	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.25	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.26	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.27	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.28	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.29	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

10.30	Second Modification Agreement by and between Avatech Solutions, Inc. and Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 14, 2007, File No 001-31265)

10.31	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

10.32	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

10.33	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)