Form 10-K
period 2007-06-30
AVATECH SOLUTIONS INC
filed 2007-09-28
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 11, 2007 was approximately $14,014,448

The number of shares of common stock outstanding as of September 11, 2007 was 16,108,561.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Stockholders.

This Annual Report of Avatech Solutions, Inc. on Form 10-K for the year ended June 30, 2007 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech Solutions, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Avatech Solutions, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond Avatech Solutions, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on Avatech Solutions, Inc.’s business or operations. These and other risk factors are discussed in detail in Item 1A of Part I of this report. Except as required by applicable laws, Avatech Solutions, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

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

In November 2002, Avatech Solutions, Inc. completed a merger with PlanetCAD, Inc. and became a wholly owned subsidiary of PlanetCAD, Inc., after which PlanetCAD changed its name to Avatech Solutions, Inc. and the original Avatech Solutions, Inc. changed its name to Avatech Solutions Subsidiary, Inc. As a result of the merger, PlanetCAD’s shareholders retained twenty-five percent of the surviving company and, in exchange for all of the common stock of the original Avatech Solutions, Inc., its shareholders were issued registered shares constituting seventy-five percent of the surviving company’s outstanding common stock. The original Avatech Solutions, Inc. was deemed to have acquired PlanetCAD because its shareholders received the majority of the common stock of the surviving company.

General

The Company is a leader in design, engineering, and facilities management technology solutions with expertise in CAD software, data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. Avatech specializes in software resale, technology consulting, implementation, integration, training, and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company’s clients include corporations, government agencies, and educational institutions nationwide.

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

Avatech’s sales and service delivery network consists of approximately 231 employees operating out of nineteen business offices across the United States. The Company has a sales database that has over 210,000 point-of-contact names collected over an eighteen-year time span and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s strategy will focus on leveraging the solid business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently the Company expects to identify and engage in diverse software and services opportunities through strategic relationship development and acquisitions. Avatech plans on taking advantage of its established brand, its geographic footprint, its technical expertise and its solid balance sheet to accomplish their strategic objectives. Thus, the strategic plan calls for the Company to continue to profitably grow its Autodesk business, to leverage its market position and core competencies to continue to grow the Services component of its business and to strategically diversify its product and service offerings in order to expand its presence within its market.

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

In February 2007, the Company entered into a new Channel Partner Agreement with Autodesk, Inc., its major vendor. The renewable agreement dated February 1, 2007 has a term of three years but provides targets for a one year period. The Company is aggressively seeking to capitalize on all of the targets identified in the new agreement with Autodesk to increase revenue and profitability.

Products

Substantially all of Avatech’s business consists of the sale of prepackaged software and associated services to customers in the United States. Sales are focused on the following three major product categories and associated value-added services.

Design Automation. More than 93% of total revenues arise from the resale of design software developed by Autodesk, Inc. (“Autodesk”) for the building design and land development, manufacturing, utilities, and telecommunications industries, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

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

Avatech also provides 3D laser scanning products including hardware, software, equipment rentals and training. This solution provides accurate as-builts of existing structures and facilities, resulting in a more accurate and cost effective design.

Data Management. Data management software products help businesses reduce costs, improve quality, strengthen relationships with customers and suppliers, and deliver more innovative products and services to minimize product time-to-market by leveraging the value of existing data.

Facilities Management. Physical assets, such as real estate, buildings, equipment, materials, and furniture are a significant percentage of an organization’s total asset value. These assets are used by many different business units, departments, and individuals, and must be accurately managed in order to extend asset life cycles and keep operating costs at a minimum.

Integrated Workplace Management Systems (IWMS) enable organizations to make informed strategic and business decisions that optimize return on investment, lower asset lifecycle costs, and increase enterprise-wide productivity and profitability. Organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries, use IWMS to deliver timely, relevant facilities information as part of their strategic business plans.

Geographic Information Systems (GIS) permit users to link together disparate data files (maps, aerial photos, tax records, marketing data, etc.) and provide the user with a unified image and knowledge base of a specific geographic location or building location. When combined with information from a facilities management (FM) system, information from GIS applications provide an integrated facilities view that allows enhanced analysis in various spatial contexts for professionals responsible for asset tracking, maintenance, emergency preparedness, space allocation, and construction planning.

The Company sells, customizes, and implements IWMS through its dedicated salespeople, technical specialists, and a network of strategic partners. It also provides GIS database development services to facilities management customers, both through its employees and strategic partners.

Services

Avatech offers training courses in over fifty-five different subjects related to various software solutions offered at nineteen training facilities and through mobile labs that it can send to customer sites or other off-site facilities. Training is led by 68 employees who serve as class instructors and have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user and corporate technical support services through its National Support Center (NSC) located in Omaha, Nebraska. A staff of seven full-time product and technology consultants assists customers calling with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through e-mail, telephone, and fax channels.

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

INCAT, a Tata Technologies Company, is a systems integrator for design automation products with offices located in twelve countries and has worldwide headquarters in the United States, Germany, and India. While INCAT is larger than Avatech, the Company estimates that the Autodesk portion of INCAT’s business is less than its Autodesk business.

RAND is a large, global computer-aided design and engineering technology company, however the Company believes that its United States Autodesk-related business is larger than that of RAND. RAND, headquartered in Canada, has its U.S. offices in the Northern Pacific, Midwest, Northeast, New England and Florida. On August 14, 2007 RAND entered into a definitive agreement with funds managed by Ampersand Ventures (Ampersand), a private equity firm, whereby Ampersand would acquire all of the outstanding shares of RAND. The transaction is scheduled to close by December 2007, and RAND will continue to conduct its business in the design automation market in the interim.

Data Management. In this market, they face similar competition from local and regional Autodesk resellers in its design automation business.

Facilities Management. The Company provides Integrated Workplace Management Solutions (IWMS) to organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries. Its major competitors in the IWMS market are integrators such as CFI, Business Resource Group (BRG), and AOS. CFI is a privately held company based in Southfield, MI. It resells ARCHIBUS/FM products, as well as provides consulting services and outsourced staffing. BRG is a privately held company based in Dallas, Texas, whose primary business is the resale of commercial furniture systems. BRG resells ARCHIBUS/FM products and provides consulting, implementation services and outsourced staffing. AOS is a corporate real estate and facility management solutions firm with its global headquarters in Paris, France and US headquarters in Atlanta, Georgia. The Company believes that AOS is the largest ARCHIBUS/FM partner by volume.

Arrangements with Principal Suppliers

Revenues are primarily derived from the resale of vendor software products and services. These sales are made pursuant to channel sales agreements whereby Avatech is granted the authority to purchase and resell the vendor products and services. Under these agreements, the Company either resells software directly to its customers or acts as a sales agent for various vendors and receives commissions for its sales efforts.

On February 1, 2007, the Company entered into a renewable Authorized Channel Partner Agreement with Autodesk. The renewable agreement dated February 1, 2007 has a term of three years but provides targets for a one-year period. Under this agreement, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products and identifies targets for the upcoming year. The Company must achieve yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2007, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $35.9 million. This agreement authorizes it to sell certain software products to certain customers in specific geographic areas of the United States and there are no clauses in this agreement that limit or restrict the services that it can offer to customers.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2007, the revenues generated by our top ten customers represented approximately eight percent of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

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

Employees

At June 30, 2007, the Company had approximately 231 employees located in nineteen offices throughout the United States. Approximately 39 of its employees are located at its corporate headquarters in Maryland, which also houses a training facility and some sales personnel. None of its employees are represented by collective bargaining agreements, and it has never experienced a work stoppage. The Company believes that its employee relations are good.

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

ITEM 1A.     RISK FACTORS

Risk Factors Relating to Our Business Generally

We have a history of significant losses and may never achieve consistent profitability.

In the last five fiscal years of operation, we have reported net income only in fiscal years ended June 30, 2006 and 2005. Although we believe we will be profitable in future reporting periods on a quarterly and annual basis, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

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

Our reliance on the sale and integration of a single software vendor’s products could decrease our revenues and our profitability.

We derive over 90% of our net revenues from the sale and integration of Autodesk products and from providing upgrades and related services for those products. As such, if sales of Autodesk products and upgrades decrease, our revenues will decrease, which will adversely affect our profitability.

If our relationship with Autodesk is not renewed, our revenues would significantly decrease and such decrease would jeopardize our viability.

Our continued growth and future success are largely dependent upon maintaining our relationship with Autodesk. While our current relationship with Autodesk is good, there can be no assurance that this relationship will continue. Under the terms of the Autodesk Channel Partner Agreement, this relationship must be renewed every three years. Because over 90% of our revenues are attributable to the resale of Autodesk products and related services, Autodesk’s failure to renew its relationship with us would significantly decrease our sales, revenues and overall financial condition, and would jeopardize our viability.

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

The terms of our indebtedness imposes restrictions on our ability to raise capital, if necessary.

Without the consent of our senior lender, our existing outstanding indebtedness restricts our ability to, among other things:

•	incur additional debt;

•	repay other debt;

•	pay dividends to common stockholders;

•	make certain investments, mergers or acquisitions;

These restrictions could significantly hamper our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our senior lender and our financial performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a materially adverse effect on our operations in future periods.

In addition, failure to meet any of these covenants could result in an event of default under our outstanding loan arrangement. If an event of default were to occur, our lenders may take one or more of the following actions:

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

In an effort to effectively compete in the design automation solutions and facilities management markets where increasing competition and industry consolidation prevail, we may acquire complementary businesses in the future. In the event of any future acquisitions, we could:

•

issue additional securities that would dilute the Company’s current stockholders’ percentage ownership or provide the purchasers of the additional securities with certain preferences over those of common stockholders, such as dividend or liquidation preferences;

•	incur debt and assume liabilities;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs of intangible assets, accounts receivable or other assets.

These events could result in significant expenses and decreased revenue, or could substantially affect the market price of the Company’s common stock.

Risk Factors Relating to our Stock and Capital Structure

Several factors could materially and adversely affect the price of our stock.

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

The conversion of our Series D Convertible Preferred Stock, the conversion of our Series E Convertible Preferred Stock, the conversion of our Series F Cumulative Convertible Preferred Stock, and the exercise of a substantial number of outstanding warrants issued in connection with those Preferred Stock issuances, and certain other warrants, would increase the amount of our common stock in the trading market, which could substantially affect the market price of our common stock.

On July 29, 2005, we sold units consisting of one share of Series E Convertible Preferred Stock, which in the aggregate were initially convertible into 1,832,306 shares of common stock (currently, 1,812,308 shares), and warrants, expiring on July 29, 2008, to purchase an aggregate of 366,475 shares of common stock, in each case for $.65 per share. On June 12, 2006, we sold units consisting of Series F Cumulative Convertible Preferred Stock, convertible into 2,000,000 shares of our Common Stock, and 800,000 stock purchase warrants which expire on June 12, 2010. In the event of (i) the exercise of a substantial number of warrants accompanying the Series E Convertible Preferred Stock and Series F Cumulative Convertible Preferred Stock, or (ii) the conversion of a substantial number of shares of Series D, Series E, or Series F Convertible Preferred Stock, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of our common stock.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of September 11, 2007, there are outstanding options to purchase an aggregate of 1,165,790 shares of our common stock at per share exercise prices ranging from $.12 to $63.33. The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

The Selling Stockholders may choose to sell shares at prices below the current trading price.

The Selling Stockholders are not restricted as to the prices at which they may sell their shares of our common stock. Sales of shares of our common stock below the then-current trading prices may adversely affect the market price of our common stock.

Risk Factors Relating to our Certificate of Incorporation

Our Certificate of Incorporation and bylaws could delay or prevent the acquisition or sale of our company and prevent our shareholders from receiving any potential benefit from an offer to acquire us.

Our charter and bylaws as well as the General Corporation Law of the State of Delaware, may deter, discourage, or make more difficult a change in control, even if such a change in control would benefit our shareholders. As a result, shareholders may be unable to receive any economic or other benefit contained in any proposal. In particular, the board of directors may issue preferred stock having such designations, rights, and preferences as they determine; only shareholders owning not less than two-thirds of the outstanding shares may call special meetings of shareholders; advance notice is required for presentation of new business and nominations of directors at meetings of shareholders; and our bylaws may be amended only by the board of directors or by the holders of two-thirds of the outstanding voting stock.

The liability of our directors is limited.

Our charter limits the liability of directors to the maximum extent permitted by Delaware law.

It is unlikely that we will issue dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    Properties

Corporate offices are located in Owings Mills, Maryland where the Company leases approximately 13,430 square feet of office space, pursuant to a lease which expires on July 31, 2011. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Location	Square Footage	Term
Colorado—Englewood	6,006	12/31/2011
Florida—Tampa	4,103	3/31/2009
Indiana—Indianapolis	3,129	12/31/2007
Illinois—Chicago	2,369	12/31/2011
Iowa—Cedar Rapids	4,003	5/31/2011
Iowa—Des Moines	3,027	7/31/2011
Minnesota—St. Paul	2,782	3/31/2012
Michigan—Madison Heights	5,130	5/31/2008
Nebraska—Omaha	5,473	2/29/2008
North Carolina—Chapel Hill	2,137	1/31/2008
North Carolina—Charlotte	3,500	10/31/2010
North Carolina—High Point	1,764	4/30/2011
North Carolina—Morrisville	3,671	11/30/2011
Ohio—Beachwood	2,528	11/30/2010
Texas—Houston	2,447	12/31/2008
Texas—Irving	6,920	1/31/2008
Virginia—Richmond	1,832	3/31/2011
Virginia—Virginia Beach	5,887	10/31/2009

Not listed are leases for space that have been vacated if the sublessee’s payments defray, in whole or in substantial part, the Company’s lease payment obligations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2007.

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

Period	High	Low
Fiscal Year Ended June 30, 2007
First Quarter	$2.10	$1.53
Second Quarter	1.87	1.44
Third Quarter	1.75	1.45
Fourth Quarter	1.60	1.15

Fiscal Year Ended June 30, 2006
First Quarter	$1.27	$0.46
Second Quarter	1.72	1.02
Third Quarter	2.43	1.30
Fourth Quarter	2.51	1.80

Recent Closing Prices

On September 11, 2007, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $0.87.

Performance Graph

The Securities and Exchange Commission requires us to provide a five-year comparison of the cumulative total return on the Company’s common stock compared with that of a broad equity market index and either a published industry index or a constructed peer group index.

The following chart compares the cumulative total stockholder return on the Company’s common stock for the period beginning June 30, 2003 and ending June 30, 2007, with the cumulative total return on the Nasdaq Composite (U.S.) and Nasdaq Computer and Data Processing indices. The comparison assumes $100 was invested on June 30, 2003, in shares of the Company’s common stock and in each of the foregoing indices and assumes reinvestment of any dividends.

We do not make, nor do we endorse, any predictions as to future stock performance.

	2003	2004	2005	2006	2007
NASDAQ Composite Index	$100	$126	$127	$134	$160
NASDAQ Computer Index	$100	$125	$124	$123	$154
Avatech Solutions, Inc.	$100	$182	$110	$430	$230

Dividend Information

The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Rather, management intends to continue its strategy of retaining earnings for the foreseeable future for use in the expansion and operation of our businesses. The declaration and amount of any future cash dividends is at the discretion of the Company’s Board of Directors. Moreover, without the consent of our senior lender, the Company is prohibited from declaring dividends on the Company’s common stock. Accordingly, there can be no guaranty that stockholders will receive any cash dividends on their common stock in the future.

The Series D, Series E and Series F Convertible Preferred Stock are eligible for 10% annual, cumulative dividends. The Series D and Series E dividends are payable quarterly and Series F dividends are paid semi-annually as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the Common Stock and all other currently outstanding shares of equity securities. For the year ended June 30, 2007, dividends totaling $504,000 were paid to preferred shareholders.

Number of Stockholders

As of September 11, 2007 there were 300 holders of record of common stock, 11 holders of Series D Convertible Preferred Stock, 30 holders of Series E Convertible Preferred Stock, and 2 holders of Series F Convertible Preferred Stock.

Equity Compensation Plan Information

The following table provides information, as of June 30, 2007, with respect to all compensation arrangements that we maintain under which we may issue shares of common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,650,301	$0.93	845,123
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,650,301	$0.93	845,123

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2007, we did not purchase any equity securities of the Company.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2007, we did not sell any unregistered equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected historical annual consolidated financial data is derived from our audited financial statements as of and for the five years ended June 30, 2007. The following consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Report.

	Year ended June 30,
	2007	2006(1)	2005(2)	2004	2003
Statement of Operations Data:
Revenue:
Product sales	$30,125,000	$25,364,000	$20,703,000	$17,710,000	$12,370,000
Service revenue	10,689,000	7,399,000	6,066,000	5,471,000	5,932,000
Commission revenue	9,721,000	6,857,000	5,475,000	4,770,000	4,199,000
Sale of developed software	—	—	1,900,000	—	—

Total revenue	50,535,000	39,620,000	34,144,000	27,951,000	22,501,000

Cost of revenue:
Cost of product sales	19,963,000	15,002,000	13,211,000	12,648,000	8,776,000
Cost of service revenue	7,416,000	5,167,000	4,606,000	4,086,000	3,767,000
Cost of developed software	—	—	77,000	—	—

Total cost of revenue	27,379,000	20,169,000	17,894,000	16,734,000	12,543,000

Gross margin	23,156,000	19,451,000	16,250,000	11,217,000	9,958,000

Other operating expenses:
Selling, general and administrative	22,659,000	16,522,000	13,399,000	11,073,000	12,201,000
Depreciation and amortization	689,000	388,000	359,000	331,000	412,000

Total other operating expenses	23,348,000	16,910,000	13,758,000	11,404,000	12,613,000

Operating income (loss)	(192,000)	2,541,000	2,492,000	(187,000)	(2,655,000)

Other income (expense):
Gain on the extinguishment of debt	—	233,000	—	—	1,960,000
Minority interest	—	—	(59,000)	(153,000)	(94,000)
Interest and other income	62,000	34,000	107,000	39,000	16,000
Interest expense	(198,000)	(549,000)	(524,000)	(352,000)	(291,000)

	(136,000)	(282,000)	(476,000)	(466,000)	1,591,000

Income (loss) from continuing operations before income taxes	(328,000)	2,259,000	2,016,000	(653,000)	(1,064,000)
Income tax expense	227,000	56,000	82,000	30,000	408,000

Income (loss) from continuing operations	$(555,000)	$2,203,000	$1,934,000	$(683,000)	$(1,472,000)

Earnings (loss) per common share—basic	$(0.07)	$0.18	$0.18	$(0.08)	$(0.18)

Earnings (loss) per common share—diluted	$(0.07)	$0.12	$0.14	$(0.08)	$(0.18)

Weighted average number of common shares outstanding—basic	14,246,390	11,469,548	10,355,150	9,341,785	8,028,030

Weighted average number of common shares outstanding—diluted	14,246,390	18,992,154	13,947,055	9,341,785	8,028,030

Balance Sheet Data:
Cash	1,688,000	581,000	295,000	690,000	540,000
Working capital (deficit)	1,115,000	(361,000)	(1,546,000)	(2,979,000)	(3,822,000)
Total assets	19,574,000	16,850,000	8,219,000	6,567,000	5,272,000
Total debt	1,439,000	1,503,000	5,868,000	4,218,000	2,851,000
Total stockholders’ equity (deficit)	6,220,000	4,651,000	(2,702,000)	(6,389,000)	(5,974,000)

(1)	In May 2006, the Company acquired the outstanding stock and membership interests of Sterling Systems & Consulting, Inc. and affiliates for aggregate consideration of $8,000,000. The consolidated financial statements include the results of operations of Sterling commencing May 30, 2006.

(2)	In April 2005, the Company acquired the assets and certain liabilities of Comtrex Corporation for aggregate consideration of $573,000. The consolidated financial statements include the results of operations of Comtrex commencing April 8, 2005.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy.

•	Profitably grow its consulting and services business by leveraging its experts in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

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

Product Sales. Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and the Discreet product line for animation;

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration; and

•	Cyco engineering data management solutions using Meridian software.

Product sales also include Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector.

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

Service Revenue. Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 99 personnel associated with these types of services.

Commission Revenue. The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk technical experts, and self-paced training to help extend its customer’s skills. Based on the Company’s analysis of the Autodesk Subscription program, it records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Sale of Developed Software and Related Costs. In January 2005, the Company sold a software product, Proof Positive, to Autodesk, Inc. The revenue from that sale was $1,900,000 and is shown as sale of developed software with the corresponding direct costs shown as cost of developed software.

Cost of Product Sales. The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs.

Cost of Service Revenue. Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, benefits, travel, literature, and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, leasehold improvements and acquired customer lists. The Company computes depreciation and amortization expenses using the straight-line method. Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

Interest Expense. For the year ended June 30, 2007, interest expense consisted primarily of interest on a revolving line-of-credit. For all prior years presented, interest expense consisted of interest on a revolving line of credit, a note payable to a member of the Board of Directors, and a loan from a vendor.

Critical Accounting Policies

General. The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition, estimates of bad debts and income taxes. All of these critical accounting policies are discussed with and reviewed by the Company’s Audit Committee on a periodic basis. Presented below is a description of the accounting policies that are most critical to an understanding of the consolidated financial statements.

Software Revenue Recognition. The Company derives most of its revenue from the resale of packaged software products, and historically, the Company has not experienced significant customer returns. Avatech earns service revenue from training and other professional services, which often are related to the products that are sold but are not essential to the functionality of the software. Annual support contracts are also offered to customers for the software products that are sold, or the Company offers maintenance and support services under hourly billing arrangements.

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

Bad Debts. The Company maintains an allowance for doubtful accounts for estimated losses which may result from the inability of customers to pay for purchased products and services or for disputes that affect the ability to fully collect accounts receivable. Avatech estimates this allowance by reviewing the status of past-due accounts and records general reserves based on historical bad debt expense. Actual experience has not varied significantly from estimates; however, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to pay for products or services, there may be a need to record additional allowances in future periods. To mitigate this risk, the Company performs ongoing credit evaluations of its customers.

Income Taxes. At June 30, 2007, the Company had deferred tax assets of approximately $1.5 million that were fully offset by a valuation allowance because the Company cannot determine with reasonable assurance that they will be realized. For the year ended June 30, 2007, the Company reported a loss of $555,000; however the Company’s taxable income was approximately $1.7 million. The realization of the deferred tax assets will be dependent on the Company’s ability to continue to generate taxable income in future periods.

The Company’s estimates of the realization of the deferred tax assets may change in future periods if they are able to predict with reasonable assurance that their operations will be profitable. Future reductions in the valuation allowance will reduce current or deferred income tax expense.

Recoverability of goodwill and purchased intangible assets. The Company accounts for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider the Company to be a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require us to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss.

Years Ended June 30, 2007, 2006, and 2005

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2007	2006	2005
Revenue:
Product sales	59.6%	64.0%	60.6%
Service revenue	21.2%	18.6%	17.8%
Commission revenue	19.2%	17.4%	16.0%
Sale of developed software	—	—	5.6%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Cost of product sales	39.5%	37.8%	38.7%
Cost of service revenue	14.7%	13.0%	13.5%
Cost of developed software	—	—	0.2%

Total cost of revenue	54.2%	50.8%	52.4%

Gross margin	45.8%	49.2%	47.6%

Other operating expenses:
Selling, general and administrative	44.8%	41.7%	39.2%
Depreciation and amortization	1.4%	1.0%	1.1%

Total other operating expenses	46.2%	42.7%	40.3%

Operating income (loss)	(0.4)%	6.5%	7.3%

Other income (expense):
Gain on the extinguishment of debt	—%	0.4%	—%
Minority interest	—%	—	(0.2)%
Interest and other income	0.1%	0.1%	0.3%
Interest expense	(0.4)%	(1.4)%	(1.5)%

Total other income (expense)	(0.3)%	(0.9)%	(1.4)%

Income (loss) from before income taxes	(0.7)%	5.6%	5.9%
Income tax expense	0.4%	0.1%	0.2%

Net income (loss)	(1.1)%	5.5%	5.7%

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Revenue

	Year ended June 30,
	2007	2006	% change
Revenue:
Product sales	$30,125,000	$25,364,000	18.8%
Service revenue	10,689,000	7,399,000	44.5%
Commission revenue	9,721,000	6,857,000	41.8%

Total Revenue:	$50,535,000	$39,620,000	27.6%

Revenue: Total revenue for the year ended June 30, 2007 increased by $10.9 million or 27.6%, over the prior fiscal year with all three revenue categories showing significant increases. Approximately 74% of the revenue increases are a direct result of the May 30, 2006 acquisition of Sterling Systems & Consulting. Ignoring the effect of the Sterling acquisition, the Company’s total revenues would have increased 7.3% during fiscal year 2007. Revenues from the former Sterling offices included product sales of $6,440,000, service revenue of $1,367,000 and commission revenue of $1,383,000 for the year ended June, 2007, or a total of $9,190,000 compared with $858,000 in product sales, $112,000 in service revenue and $110,000 in commission revenue for a total of $1,080,000 for the one month of Sterling operations included in fiscal year 2006.

Product sales increased $4,761,000 or 18.8% for the year ended June 30, 2007, as compared to the prior fiscal year. Product sales increased substantially, but at a lower rate than commission revenues which was the result of transitioning more customers to subscription contracts that provide customers access to all product upgrades during the subscription period. The emphasis on selling subscription contracts resulted in increased margins in the form of commission revenues while providing a better value to our customers.

Service revenues increased $3,290,000, or 44.5%, for the year ended June 30, 2007 as compared to the prior fiscal year. The Company continued its strategy of investing in its services business by adding personnel and expanding its training, support and consulting capabilities. This strategy, coupled with the Sterling acquisition, resulted in the large growth in its services revenues.

Commission revenues increased $2,864,000, or 41.8% for the year ended June 30, 2007 as compared to the prior fiscal year. Ignoring the effect of the Sterling acquisition, commission revenues increased 23.6%, which was the result of transitioning more customers to subscription contracts as described above.

Cost of Revenue

	Year ended June 30,
	2007	2006	% change
Cost of revenue:
Cost of product sales	$19,963,000	$15,002,000	33.1%
Cost of service revenue	7,416,000	5,167,000	43.5%

Total cost of revenue	27,379,000	$20,169,000	35.8%

Gross margin	$23,156,000	$19,451,000	19.1%

Cost of Revenue: Total cost of revenue increased $7,210,000, or 35.8%, for the year ended June 30, 2007 as compared to the prior fiscal year.

Cost of product sales increased 33.1% while product sales increased only 18.8% during the year ended June 30, 2007 as compared with the prior fiscal year. Product costs increased at a higher rate than product revenues due to a series of changes made by Autodesk which included decreased reseller discounts on certain products, sharply increased targets for incentive programs, and a decreased pool of available incentives. Because Autodesk introduced the changes to its incentive plans late in the Company’s fiscal year, the Company did not have sufficient time to adapt sales policies to offset the increased costs and maximize its incentives. Beginning in May 2007, the Company refocused its sales programs and strategies and began to realize increased gross margin levels as a result of these efforts.

Cost of service revenue increased by 43.5% while service revenue increased by 44.5% during the year ended June 30, 2007 as compared with the prior fiscal year. Cost of service revenue increased at a lower rate than did service revenue as the Company continued its focus of selling more services and increasing the billable utilization of existing services personnel.

Gross Margin: For the previously-stated reasons, the Company’s gross margin percentage decreased to 45.8% for the year ended June 30, 2007 as compared to 49.1% for the same period in the prior fiscal year.

Other Operating Expenses

	Year ended June 30,
	2007	2006	% change
Other operating expenses:
Selling, general and administrative	$22,659,000	$16,522,000	37.2%
Depreciation and amortization	689,000	388,000	77.6%

Total other operating expenses	$23,348,000	$16,910,000	38.1%

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2007 were approximately $22.7 million, compared to $16.5 million for the fiscal year ended June 30, 2006, an increase of $6.1 million, or 37.2%. The operations acquired from Sterling Systems & Consulting on May 30, 2006 increased selling, general and administrative expenses by $2.1 million. In addition, during fiscal 2007 the Company incurred approximately of $1.3 million of one-time charges resulting primarily from severance costs and the closing of two offices. The remaining increase resulted from additions to sales and administrative staff.

Depreciation and Amortization. Depreciation and amortization expenses increased $301,000, or 77.6%, for the year ended June 30, 2007 when compared to the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new computers and the amortization of a customer list recorded as a result of the Company’s purchase of Sterling in May 2006.

Other Non-operating Income (Expense)

	Year ended June 30,
	2007	2006	% change
Other income (expense):
Gain on early extinguishment of debt	$—	$233,000	(100.0)%
Interest and other income	62,000	34,000	82.4%
Interest expense	(198,000)	(549,000)	(63.9)%

Total other income (expense)	$(136,000)	$(282,000)	(51.8)%

In January 2006, as part of a refinancing of its lines of credit, the Company prepaid a note payable to a vendor at a discount yielding the gain on early extinguishment of debt of $233,000. Interest expense decreased due to reductions of long-term debt and reduced average borrowings on the Company’s line of credit. The increase in other income is the result of a sublease which began during the fourth quarter of fiscal year 2006 and was in place for the entire fiscal year 2007.

Income Tax Expense

	Year ended June 30,
	2007	2006	% change
Income tax expense	$227,000	$56,000	305.4%

Income tax expense was $227,000 and $56,000 in fiscal years 2007 and 2006, respectively. Tax expense resulted from the payments of federal alternative minimum tax, state and local income taxes. Although the Company has significant net operating loss carryforwards, it was required to pay alternative minimum taxes of $47,000 for 2007.

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

Selling, General and Administrative. Selling general and administrative expenses for fiscal year 2006 were $16.5 million, compared to $13.4 million for the fiscal year ended June 30, 2005, an increase of $3.1 million. During fiscal year 2006 the Company continued to add to its sales force in order to capitalize on the strong market demand for the products and services that it sells, resulting in the overall increase in selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense for fiscal 2006 was $388,000, compared to $359,000 for fiscal 2005, increasing by $29,000. The increase is due primarily to the amortization of a customer list acquired from Comtrex Corporation in April 2005.

Other Income (Expense)

	Year ended June 30,
	2006	2005	% change
Other income (expense):
Gain on early extinguishment of debt	$233,000	—	100.0%
Minority interest	—	$(59,000)	(100.0)%
Interest and other income	34,000	107,000	(68.2)%
Interest expense	(549,000)	(524,000)	4.8%

Total other income (expense)	$(282,000)	$(476,000)	(40.8)%

Other non-operating expense was $282,000 and $476,000 in fiscal years 2006 and 2005, respectively. In January 2006, as part of a refinancing of its lines of credit, the Company prepaid a note payable to a vendor at a discount yielding the gain on early extinguishment of debt of $233,000. Interest expense decreased due to the reductions in long-term debt and lower borrowings on the Company’s line of credit. The minority interest represents dividends paid on shares of preferred stock issued by one of our subsidiaries and those shares were converted into common stock in fiscal year 2006.

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

The Company’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize its inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 97% of its product from one principal supplier which provides it with $4 million of available credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for fiscal 2007 were approximately $456,000, compared to $278,000 for the same period in 2006 as a result of increased investments in our IT equipment and infrastructure.

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

On October 28, 2004, a wholly-owned subsidiary entered into a loan agreement with a bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. This credit facility was renewed through December 31, 2005 and on that date the Company determined that it no longer needed this facility and elected to let it expire.

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

In July 2005, the Company completed a limited offering of Convertible Preferred Stock (Series E) which raised a total of $1.2 million for working capital purposes. Investors in this offering receive an annual dividend of 10%, paid quarterly, and were granted certain conversion rights and stock warrants. The number of common shares that would be issued under these conversion rights totaled 1,832,308, and the warrants, if exercised, would result in 366,475 common shares being issued. During fiscal year 2007, certain investors exercised some of their conversion rights and exercised their warrants. As of June 30, 2007 the number of common shares that would be issued under the outstanding conversion rights totaled 1,603,077 and the outstanding warrants, if exercised, would result in 317,242 common shares being issued.

On January 27, 2006 the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate as of June 30, 2007 was the bank’s prime rate plus one-half percent, or 8.75%. The total outstanding borrowings from the bank under this line were approximately $1.4 million at June 30, 2007. The loan will expire on December 31, 2008 and is secured by all of the Company’s assets, except inventory. The Company fully expects to renew the line of credit prior to its expiration.

On June 13, 2006, Avatech closed on a Preferred Stock and Warrant Purchase Agreement pursuant to which it sold 4,000 shares of its newly created Series F 10% Cumulative Convertible Preferred Stock and 800,000 Common Stock Purchase Warrants to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc., for a purchase price of $1,000 per share of Series F Preferred Stock (the “Original Series F Issuance Price”) or $4,000,000 in the aggregate. Each share of Series F Preferred Stock issued in the offering is convertible into shares of the Company’s common stock, par value $.01 per share, at any time at a price per share of common stock determined by dividing (a) the Original Series F Issuance Price plus any accumulated but unpaid dividends thereon, by (b) $2.00. Dividends are payable semi-annually at a 10% annual rate, in cash or registered common stock, at the Registrant’s option. Any dividends paid in stock are priced at a 5% discount to the market price of the common stock at the payment date. Each Warrant entitles the holder thereof to purchase one share of Common Stock, at any time until June 12, 2010, at an exercise price of $2.40 per share. The conversion price for the shares of Series F Preferred Stock and the exercise price for the Warrants are adjustable upon the occurrence of certain events. The Company used the proceeds of the sale of the Series F Preferred Stock and the Common Stock, along with some borrowings on its line of credit, to pay off the outstanding principal of a $6.5 million short-term note that it executed with the Company’s bank in connection the Sterling acquisition.

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

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $31,000 as of June 30, 2007.

Outstanding long-term debt totaled approximately $31,000 at June 30, 2007, and the Company had a working capital surplus of approximately $1,115,000. As a result of its operations and the infusions of capital, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

Since Avatech is one of the largest resellers of Autodesk software and since Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company fully expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement was renewed on February 1, 2007. In addition, the Company continues to diversify its revenues by increasing its service revenues and the sale of non-Autodesk software.

Below is a summary of the Company’s contractual obligations and commitments at June 30, 2007:

			Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years
Contractual Obligations
Lines of credit	$1,408,000	$1,408,000	$—	$—
Long-term debt	31,000	31,000	—	—
Interest on fixed rate obligations	1,000	1,000	—	—
Operating leases	4,201,000	1,494,000	1,836,000	871,000
Capital lease obligations	22,000	22,000	—	—

Total obligations	$5,663,000	$2,956,000	$1,836,000	$871,000

Off Balance Sheet Transactions

We are not party to any off-balance sheet transactions as defined in Item 303 of the SEC’s Regulation S-K.

Quarterly Results of Operations

The following table sets forth unaudited quarterly financial information for each of the eight quarters in the two years ended June 30, 2007. Management believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and, in management’s opinion, this information includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the unaudited quarterly operating results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. These operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Revenues	$11,494,000	$14,584,000	$12,412,000	$12,045,000	$9,929,000	$11,013,000	$9,451,000	$9,227,000
Cost of sales	6,520,000	8,112,000	6,242,000	6,505,000	5,435,000	5,135,000	4,553,000	5,046,000
Gross margin	4,974,000	6,472,000	6,170,000	5,540,000	4,494,000	5,878,000	4,898,000	4,181,000
Operating income (loss)	(860,000)	(111,000)	634,000	145,000	94,000	1,149,000	939,000	359,000
Net income (loss)	(874,000)	(224,000)	507,000	36,000	(84,000)	1,277,000	805,000	205,000
Earnings (loss) per share-basic	$(0.07)	$(0.02)	$0.02	$0.00	$(0.01)	$0.11	$0.07	$0.02

Earnings (loss) per share-diluted	$(0.07)	$(0.02)	$0.02	$0.00	$0.00	$0.07	$0.05	$0.01

Shares used in basic computation	15,287,598	14,484,564	13,627,309	13,615,501	12,189,359	11,585,455	11,231,627	10,884,969

Shares used in diluted computation	15,287,598	14,484,564	19,261,073	21,349,544	20,124,193	17,338,249	17,051,497	14,242,185

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Avatech is exposed to market risk from changes in interest rates associated with its variable rate line-of-credit facility. At June 30, 2007, approximately 98% of its outstanding debt bore interest at variable rates. Accordingly, earnings and cash flow are affected by changes in interest rates, though not by an amount that is material to the Company. Assuming the current level of borrowings at variable rates and assuming a 100 basis point change in the 2007 average interest rate under these borrowings, it is estimated that the 2007 interest expense and net income would have changed by less than $15,000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this item is incorporated herein by reference to the section entitled “Quarter Results of Operation” contained in Item 7 or Part II of this report. The financial statements, notes thereto and other information required by this item begin on Page F-1 that immediately follows the signatures to this annual report and are incorporated herein by reference.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company Solutions, Inc. to be filed with the Securities and Exchange Commission in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (c). Financial Statements.

(a)(2) and (c). Financial Schedules. Schedule II—Schedule of Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Avatech Solutions, Inc.

We have audited the consolidated financial statements of Avatech Solutions, Inc. as of June 30, 2006 and for the year then ended and have issued our report thereon dated September 21, 2007 (included elsewhere in this Report). Our audit also included the financial statement schedule responsive to Item 15 of this Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audit. This schedule as of June 30, 2005 was audited by other auditors whose report dated September 21, 2005, expressed an unqualified opinion on those schedules.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Stegman & Company

Baltimore, Maryland

September 21, 2007

Financial Statement Schedule—Schedule II

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts —describe		Deductions —describe		Balance at end of period
Year Ended June 30, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$112,000	$174,000	$—		$(98,000	)(3)	$188,000
Valuation allowance for net deferred tax assets	1,202,000	—	(263,000	)(1)	—		939,000

Year Ended June 30, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$149,000	$11,000	$—		$(48,000	)(3)	$112,000
Valuation allowance for net deferred tax assets	2,519,000	—	(1,317,000	)(1)	—		1,202,000

Year Ended June 30, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$100,000	$9,000	$40,000	(2)	$—		$149,000
Valuation allowance for net deferred tax assets	3,273,000	—	(754,000	)(1)	—		2,519,000

(1)	Decrease in valuation allowance, net of temporary differences.

(2)	Allowance recorded upon acquisition.

(3)	Uncollectible accounts written off, net of recoveries.

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) and (c). Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits filed or furnished with this annual report are listed in the Exhibit List that immediately follows page F-23 of this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: September 28, 2007	By:	/s/ GEORGE M. DAVIS
George M. Davis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARNETT Y. CLARK, JR.	By:	/s/ W. JAMES HINDMAN
	Garnett Y. Clark, Jr. , Director		W. James Hindman, Director

September 28, 2007		September 28, 2007

By:	/s/ GEORGE W. COX	By:	/s/ ROBERT J. POST
	George W. Cox, Director		Robert J. Post, Director

September 28, 2007		September 28, 2007

By:	/s/ EUGENE J. FISCHER	By:	/s/ DAVE REYMANN
	Eugene J. Fischer, Director		Dave Reymann, Director

September 28, 2007		September 28, 2007

By:	/s/ GEORGE M. DAVIS	By:	/s/ THOM WAYE
	George M. Davis, President and Chief Executive Officer		Thom Waye, Director and Board Chair

September 28, 2007		September 28, 2007

		By:	/s/ LAWRENCE RYCHLAK
Lawrence Rychlak, Chief Financial Officer

September 28, 2007

FINANCIAL STATEMENTS AND SCHEDULES

Avatech Solutions, Inc. and Subsidiaries

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avatech Solutions, Inc.

We have audited the consolidated balance sheets of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Avatech Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Avatech Solutions, Inc. and subsidiaries as of June 30, 2005 (not presented herein), and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatech Solutions, Inc. and subsidiaries at June 30, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for 2005 set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

September 21, 2005

A vatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
	2007	2006
Assets
Current assets:
Cash	$1,688,000	$581,000
Accounts receivable, less allowance of $188,000 in 2007 and $112,000 in 2006	7,402,000	5,471,000
Other receivables	492,000	320,000
Inventory	902,000	1,414,000
Prepaid expenses and other current assets	356,000	305,000

Total current assets	10,840,000	8,091,000

Property and equipment:
Computer software and equipment	2,907,000	2,649,000
Office furniture and equipment	1,212,000	1,048,000
Leasehold improvements	167,000	133,000

	4,286,000	3,830,000
Less accumulated depreciation and amortization	(3,352,000)	(2,960,000)

	934,000	870,000
Customer list, net of accumulated amortization of $387,000	1,803,000	1,900,000
Goodwill	5,888,000	5,864,000
Other assets	109,000	125,000

Total assets	$19,574,000	$16,850,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,635,000	$5,097,000
Accrued compensation and related benefits	1,461,000	725,000
Borrowings under line-of-credit	1,408,000	1,409,000
Current portion of long-term debt	31,000	43,000
Deferred revenue	1,094,000	1,022,000
Other current liabilities	96,000	156,000

Total current liabilities	9,725,000	8,452,000

Long-term debt	—	51,000
Other long-term liabilities	—	67,000

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized; 1,298,728, issued as of June 30, 2007 and 2006; 1,106,929 and 1,190,387 outstanding at June 30, 2007 and 2006, respectively; aggregate liquidation preference of $1,704,000 and $1,892,000 at June 30, 2007 and 2006, respectively	11,000	12,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 15,482,036 at June 30, 2007 and 13,517,296 at June 30, 2006	155,000	135,000
Additional paid-in capital	12,706,000	10,601,000
Accumulated deficit	(6,652,000)	(6,097,000)

Total stockholders’ equity	6,220,000	4,651,000

Total liabilities and stockholders’ equity	$19,574,000	$16,850,000

See accompanying notes.

A vatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30
	2007	2006	2005
Revenues:
Product sales	$30,125,000	$25,364,000	$20,703,000
Service revenue	10,689,000	7,399,000	6,066,000
Commission revenue	9,721,000	6,857,000	5,475,000
Sale of developed software	—	—	1,900,000

	50,535,000	39,620,000	34,144,000
Cost of revenue:
Cost of product sales	19,963,000	15,002,000	13,211,000
Cost of service revenue	7,416,000	5,167,000	4,606,000
Cost of developed software	—	—	77,000

	27,379,000	20,169,000	17,894,000

Gross margin	23,156,000	19,451,000	16,250,000

Other operating expenses:
Selling, general and administrative	22,659,000	16,522,000	13,399,000
Depreciation and amortization	689,000	388,000	359,000

	23,348,000	16,910,000	13,758,000

Operating income (loss)	(192,000)	2,541,000	2,492,000

Other income (expense):
Gain on the early extinguishment of debt	—	233,000	—
Minority interest	—	—	(59,000)
Interest and other income	62,000	34,000	107,000
Interest expense	(198,000)	(549,000)	(524,000)

	(136,000)	(282,000)	(476,000)

Income (loss) before income taxes	(328,000)	2,259,000	2,016,000
Income tax expense	227,000	56,000	82,000

Net income (loss)	$(555,000)	$2,203,000	$1,934,000

Earnings (loss) per common share—basic	$(0.07)	$0.18	$0.18

Earnings (loss) per common share—diluted	$(0.07)	$0.12	$0.14

See accompanying notes.

A vatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2004	1,297,537	$13,000	9,460,380	$95,000	$3,737,000	$(10,234,000)	$(6,389,000)
Issuance of common stock as compensation	—	—	61,258	1,000	33,000	—	34,000
Issuance of common stock upon the exercise of warrants	—	—	381,011	4,000	150,000	—	154,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	312,870	3,000	80,000	—	83,000
Conversion of preferred stock of subsidiary into common stock	—	—	680,760	6,000	1,518,000	—	1,524,000
Issuance of common stock upon the exercise of stock options	—	—	2,051	—	1,000	—	1,000
Issuance of warrants to purchase common stock	—	—	—	—	35,000	—	35,000
Preferred stock dividends	—	—	—	—	(78,000)	—	(78,000)
Forfeiture of restricted common stock issued as compensation	—	—	(30,000)	—	—	—	—
Net income	—	—	—	—	—	1,934,000	1,934,000

Balance at June 30, 2005	1,297,537	$13,000	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)—(Continued)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2005	1,297,537	$13,000	10,868,330	$109,000	$5,476,000	$(8,300,000)	$(2,702,000)
Issuance of common stock as compensation	—	—	64,451	1,000	60,000	—	61,000
Issuance of common stock upon the exercise of warrants	—	—	37,269	—	16,000	—	16,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	210,132	2,000	82,000	—	84,000
Issuance of common stock through private placement	—	—	1,000,000	10,000	1,990,000	—	2,000,000
Issuance of common stock for acquisition	—	—	694,445	7,000	1,493,000	—	1,500,000
Issuance of common stock upon the exercise of stock options	—	—	405,903	4,000	187,000	—	191,000
Issuance of warrants to purchase common stock	—	—	—	—	37,000	—	37,000
Vesting of stock options issued to employees	—	—	—	—	254,000	—	254,000
Issuance of preferred stock	1,191	—	—	—	1,191,000	—	1,191,000
Conversion of preferred stock into common stock	(108,341)	(1,000)	236,766	2,000	(1,000)	—	—
Preferred stock dividends	—	—	—	—	(184,000)	—	(184,000)
Net income	—	—	—	—	—	2,203,000	2,203,000

Balance at June 30, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)—(Continued)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000
Issuance of common stock as compensation	—	—	54,962	—	83,000	—	83,000
Issuance of common stock upon the exercise of warrants	—	—	30,770	—	24,000	—	24,,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	173,583	2,000	207,000	—	209,000
Issuance of common stock through private placement	—	—	1,085,170	11,000	1,531,000	—	1,542,000
Issuance of common stock pursuant to anti-dilution provision of previous offering	—	—	27,840	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	222,525	3,000	111,000	—	114,000
Vesting of stock options issued to employees	—	—	—	—	656,000	—	656,000
Conversion of preferred stock into common stock	(83,458)	(1,000)	369,890	4,000	(3,000)	—	—
Preferred stock dividends	—	—	—	—	(504,000)	—	(504,000)
Net loss	—	—	—	—	—	(555,000)	(555,000)

Balance at June 30, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$(6,652,000)	$6,220,000

See accompanying notes.

A vatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(555,000)	$2,203,000	$1,934,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts, net of recoveries	114,000	(42,000)	(6,000)
Gain on early extinguishment of debt	—	(233,000)	(11,000)
Depreciation and amortization	689,000	388,000	359,000
Non-cash stock compensation expense	739,000	315,000	34,000
Loss on disposal of property and equipment	—	6,000	—
Amortization of debt discount charged to interest expense	—	4,000	26,000
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	(2,217,000)	1,464,000	(1,486,000)
Inventory	512,000	(564,000)	(298,000)
Prepaid expenses and other current assets	(51,000)	(79,000)	253,000
Other assets	16,000	—	151,000
Accounts payable and accrued expenses	538,000	888,000	(2,160,000)
Accrued compensation and related benefits	736,000	133,000	41,000
Deferred revenue	72,000	223,000	(390,000)
Other current liabilities	(60,000)	(285,000)	96,000

Net cash provided by (used in) operating activities	533,000	4,421,000	(1,457,000)

Cash flows from investing activities
Purchase of property and equipment	(456,000)	(278,000)	(393,000)
Acquisition of TTS assets	(200,000)	—	—
Escrow settlement-Sterling Systems	(24,000)	—	—
Capitalized legal and financing costs	—	(29,000)	—
Cash payment for acquisition of Sterling	—	(6,441,000)	—

Net cash used in investing activities	(680,000)	(6,748,000)	(393,000)

Cash flows from financing activities
Proceeds from borrowings under lines-of-credit	61,077,000	54,834,000	42,070,000
Repayments of borrowings under lines-of-credit	(61,078,000)	(56,627,000)	(40,613,000)
Repayments of long-term debt	(63,000)	(2,365,000)	(104,000)
Proceeds from issuance of common stock through private placement	1,542,000	2,000,000	—
Proceeds from the issuance of Series F Convertible Preferred Stock	—	4,000,000	—
Legal and financing fees incurred in Series F offering	—	(371,000)	—
Proceeds from the issuances of Series D and E Convertible Preferred Stock	—	1,191,000	—
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	347,000	291,000	238,000
Dividends paid to preferred shareholders	(504,000)	(184,000)	(78,000)
Increase in other assets related to financing costs	—	37,000	—
Decrease in other long-term liabilities	(67,000)	(193,000)	(58,000)

Net cash provided by financing activities	1,254,000	2,613,000	1,455,000

Net increase (decrease) in cash	1,107,000	286,000	(395,000)
Cash—beginning of year	581,000	295,000	690,000

Cash—end of year	$1,688,000	$581,000	$295,000

See accompanying notes.

A vatech Solutions, Inc. and Subsidiaries

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

The carrying amount of goodwill was $5,888,000 and $5,864,000 as of June 30, 2007 and 2006, respectively.

Stock Options and Stock Granted to Employees

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2007 and 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $656,000 and $254,000, for the years ended June 30, 2007 and 2006, respectively, or $0.04 per basic and $0.03 per diluted share in 2007 and $0.02 per basic and $0.01 per diluted share in 2006. Results for prior periods have not been restated.

The Board of Directors may grant options under four stock option plans to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Avatech Solutions, Inc. 2000 Stock Option Plan and the Avatech Solutions, Inc. 2002 Stock Option Plan are the only plans with significant stock option awards available for grant. All plans provide for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals no less than 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the fiscal years ended June 30, 2007, 2006 and 2005, the Company also issued 54,962, 64,451 and 61,258 shares, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $83,000, $61,000 and $35,000 respectively. For the fiscal years ended June 30, 2007, 2006 and 2005, total stock compensation expense charged against income for these plans was $739,000, $315,000 and $34,000 respectively.

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for fiscal year ended June 30, 2005:

2005
Net income as reported	$1,934,000
Add: Stock-based employee compensation cost included in net loss, net of income taxes	34,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(309,000)

Pro forma net income	1,659,000
Less: Preferred stock dividends	(78,000)

Pro forma net income attributable to common shareholders	$1,581,000

Earnings per common share—basic (as reported)	$0.18

Earnings per common share—basic (pro forma)	$0.15

Earnings per common share—diluted (as reported)	$0.14

Earnings per common share—diluted (pro forma)	$0.12

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

	Year ended June 30
	2007	2006	2005
Average risk-free interest rate	4.6% – 5.1%	3.9% – 5.1%	3.54% – 3.98%
Dividend yield	0%	0%	0%
Expected life	5.5 – 6.2 years	5 – 6.2 years	5 – 6.2 years
Expected volatility	97.2% – 108.7%	108% – 145%	258% – 320%
Weighted average fair value of granted options	$1.39	$1.11	$0.47

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

Cost of Service Revenue

Cost of service revenue consists primarily of direct employee compensation and related benefits of all service personnel, the cost of subcontracted services and direct expenses billable to customers. Cost of service revenue does not include an allocation of overhead costs.

Warranty Costs

The Company does not provide for warranty costs for its products as such costs are incurred by the manufacturer of the products.

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses approximated $1,098,000, $1,352,000 and $1,449,000 for years ended June 30, 2005, 2006 and 2007, respectively.

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

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective for the Company as of July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This statement is required to be adopted by the Company as of July 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $149,000, $284,000 and $604,000 in 2007, 2006 and 2005, respectively and paid federal and state taxes of approximately $233,000, $100,000 and $24,000 in 2007, 2006 and 2005, respectively.

3. Borrowings Under Line-of-Credit

On October 28, 2004, a wholly-owned subsidiary of the Company entered into a loan agreement with the bank to provide for a $700,000 revolving credit facility expiring on October 28, 2005. Borrowings under this credit facility bore interest at the greater of 7.5% or the prime rate plus 2.0% and were secured by the assets of the Company and the guarantee of the Chairman of the Board of Directors. This credit facility was renewed through December 31, 2005 and on that date the Company determined that it no longer needed this facility and elected to let it expire.

On January 27, 2006 the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the quarter ended June 30, 2007 was the bank’s prime rate plus one-half percent (1/2%), or 8.75%. The loan will expire on December 31, 2008 and is secured by all of the Company’s assets, except inventory. The Company fully expects to renew the line of credit prior to its expiration.

The aggregate outstanding borrowings from the bank under its credit line were $1,408,000 and $1,409,000 at June 30, 2007 and 2006, respectively.

4. Long-Term Debt and Gain on the Early Extinguishment of Debt

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

Other Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $75,000 of June 30, 2006 and $31,000 as of June 30, 2007 . Additionally, the Company assumed the automotive loans of Sterling Systems, which totaled $19,000 as of June 30, 2006 and were paid in full in February 2007.

5. Series F Convertible Preferred Stock

In June 2006 the Company issued 4,000 shares of Series F Convertible Preferred Stock which raised $4,000,000 to pay down debt. In connection with this issuance, the Company granted 800,000 warrants to purchase its common stock at an exercise price of $2.00 per share, expiring on June 12, 2010. The Series F shares have the following terms:

Redemption Feature. The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. The redemption price is $2.40 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The redemption may be made in cash or common stock, at the Company’s option. Payments in common stock will be priced at a 7.5% discount to the market price at that time, and the investors are permitted to convert the amount which the Company would otherwise redeem before redemptions at the conversion price.

Voting Rights. Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate. The holders of the Series F are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid semi-annually to preferred shareholders and may be paid in cash or the Company’s common stock. Payments in common stock will be priced at a 5% discount to the market price at that time.

Conversion Feature. The preferred stock is convertible at any time at the holders’ option. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 500 shares of common stock for each share of Series F; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement. The Company may force the holders of the issue to convert into its common stock at any time once the market price of the Company’s common stock is greater than $5.00 per share for twenty consecutive trading days.

Put Option. Beginning on July 1, 2008 and on the first business day of each calendar quarter thereafter, each shareholder shall have the option to exercise a put option which will require the Company to purchase 12.5% of the aggregate number of shares of Series F Preferred Stock purchased.

Common Stock Warrants. Each holder of Series F received common stock warrants which give the holder the right to purchase 400 shares of the Company’s common stock for each Series F share held. The exercise price of the warrants is $2.40 per share and they expire on June 12, 2010.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series F are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $1,000 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

As a result of the previously-described Put Option, the net proceeds from the issuance of the Series F Convertible Preferred Stock are classified as temporary equity in the accompanying consolidated balance sheets as the terms of the issuance do not warrant classification as a liability nor as equity. The Series F stock has a $0.01 par value with 4,000 shares authorized, issued and outstanding at June 30, 2007 with an aggregate liquidation preference of $4,000,000 as of June 30, 2007.

6. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheet consists of the following as of June 30, 2007 and 2006:

	June 30
	2007	2006
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; 1,105,879 and 1,189,209 shares outstanding at June 30, 2007 and 2006, respectively; aggregate liquidation preference of $654,000 and $714,000 at June 30, 2007 and 2006, respectively	$11,000	$12,000

Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 1,050 and 1,178 shares outstanding at June 30, 2007 and 2006, respectively; aggregate liquidation preference of $1,050,000 and $1,178,000 at June 30, 2006 and 2005, respectively	—	—

Total Preferred Stock	$11,000	$12,000

During fiscal year 2004, the Company issued 813,050 shares of Series D for net cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. At June 30, 2007 and 2006, 1,105,879 and 1,189,209 shares of Series D Convertible Preferred Stock were outstanding with the following terms:

Redemption Feature. The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights. Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate. The holders of the Series D are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature. The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is two shares of common stock for each share of Series D; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.60 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

In July 2005 the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share, expiring on July 29, 2008. The Series E shares have the following terms:

Redemption Feature. The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights. Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action.

Dividend Rate. The holders of the Series E are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature. The preferred stock is convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Common Stock Warrants. Each holder of Series E received common stock warrants which give the holder the right to purchase 307.7 shares the Company’s common stock for each Series E share held. The exercise price of the warrants is $0.65 per share and they expire on June 28, 2008.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series E are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.65 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

7. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. The dilutive effects of stock options were not provided for 2007 as these options would have an anti-dilutive effect due to the losses of the Company. As of June 30, 2007, 10,342,682 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30
	2007	2006	2005

Numerator:
Net income (loss)	$(555,000)	$2,203,000	$1,934,000
Less: preferred stock dividends	(504,000)	(184,000)	(78,000)

Net income (loss) available to common shareholders	$(1,059,000)	$2,019,000	$1,856,000

Denominator:
Weighted average shares outstanding—basic	14,246,390	11,469,548	10,355,150
Assumed conversion of preferred stock	—	6,192,709	2,597,236
Effect of outstanding stock options	—	983,969	518,615
Effect of outstanding stock warrants	—	346,158	476,054

Weighted average shares outstanding—diluted	14,246,390	18,992,384	13,947,055

Basic earnings (loss) per common share	$(0.07)	$0.18	$0.18

Diluted earnings (loss) per common share	$(0.07)	$0.12	$0.14

Antidilutive stock options and warrants	4,707,213	2,009,361	495,261

8. Stock Purchase Warrants

As of June 30, 2007, the Company had 2,909,060 outstanding warrants to purchase common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
75,000	$0.35	December 6, 2007
317,242	$0.65	July 29, 2008
100,000	$1.02	October 21, 2008
51,838	$0.45	April 1, 2009
800,000	$2.30	June 12, 2010
200,000	$1.95	June 12, 2010
600,000	$1.95	June 14, 2010
38,878	$0.60	July 1, 2010
726,102	$1.52	January 29, 2011

2,909,060

9. Employee Stock Compensation Plans

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

A summary of stock option activity and related information is included in the table below:

	Year ended June 30
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,001,558	$0.92	1,738,941	$0.60	1,529,892	$0.67
Granted	330,000	1.20	788,250	1.23	321,000	0.46
Exercised	(222,525)	0.51	(405,904)	0.47	(2,051)	0.30
Forfeited	(483,732)	1.55	(119,699)	0.47	(109,900)	0.52
Cancelled	—	—	—	—	—	—

Outstanding at end of year	1,625,301	$0.93	2,001,588	$0.92	1,738,941	$0.60

Exercisable at end of year	1,264,699	$0.83	1,030,370	$0.83	1,106,688	$0.73

Weighted-average remaining contractual life of outstanding options		7.2 Years		7.7 Years		7.2 Years

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2007 and 2006 was $795,000 and $1,667,000, respectively.

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2007 ranged from $0.117 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.117 – 0.34	578,764	$0.17	6.0 years	568,764	$0.17	6.0 years
0.35 – 0.91	578,000	0.69	7.3 years	505,919	0.69	7.3 years
1.05 – 63.33	468,537	2.18	8.6 years	190,016	3.18	7.9 years

	1,625,301			1,264,699

Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “Plan”), under which 100,000 shares of common stock were initially reserved for issuance. As a result of amendments to the Plan, there are 1,000,000 shares of common stock authorized for issuance, of which 33,904 were available for future issuance at June 30, 2007.

The Plan is administered by the Compensation Committee of the Board of Directors. Generally, each offering is of six months’ duration, but can extend as long as twenty-seven months. Eligible employees who work a minimum of 20 hours a week may purchase up to 15% of their compensation in common stock at a price equal to 85% of the lower of the fair value of the common stock at the beginning or end of the offering period. Employees may purchase up to $25,000 of common stock in any calendar year under this Plan.

As of June 30, 2007, the balance withheld from employees’ pay totaled approximately $50,000 and in July 2007, 51,060 shares of common stock were issued to employees under the Plan.

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

During fiscal year 2007, the Company awarded 54,962 shares of restricted stock to certain directors as compensation for service on the Company’s Board of Directors. These shares were issued at quoted market prices on the date of grant (weighted-average fair value of $1.51 per share). The aggregate market value of these awards totaled $83,000.

For the years ended June 30, 2007 and 2006, the Company recorded aggregate expense of $83,000 and $61,000 for common stock grants to officers and directors.

10. Shares Reserved for Future Issuance

At June 30, 2007, the Company has reserved 845,123 shares of common stock for future issuance upon the exercise of any stock options granted under the Company’s stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, purchases under the employee stock purchase plan and the conversion of preferred stock.

11. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$766,000	$1,477,000
Accrued compensation	383,000	—
AMT credit carryforward	111,000	78,000
Allowance for doubtful accounts	73,000	45,000
Book over tax depreciation and amortization	23,000	147,000
Book over tax lease expense	49,000	60,000
Other assets	59,000	—

Total deferred tax assets	1,464,000	1,807,000

Deferred tax liabilities:
Customer list	525,000	600,000
Other	—	5,000

Total deferred tax liabilities	525,000	605,000

Net deferred tax assets	939,000	1,202,000
Valuation allowance	(939,000)	(1,202,000)

Net deferred tax assets	$—	$—

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

	Year ended June 30
	2007	2006	2005
Expected federal income tax expense (benefit) from continuing operations at 34%	$(112,000)	$768,000	$685,000
Expenses not deductible for income tax purposes	357,000	32,000	51,000
State income taxes, net of federal benefit	132,000	22,000	100,000
Change in valuation allowance for deferred tax assets	(150,000)	(766,000)	(754,000)

Income tax expense	$227,000	$56,000	$82,000

Income tax expense (benefit) includes current state income taxes of approximately $193,000, $34,000 and $25,000 for 2007, 2006, and 2005, respectively.

At June 30, 2007, the Company has net operating loss carryforwards totaling approximately $1.8 million, which will begin to expire in 2012. Certain net operating loss carryforwards at June 30, 2007 are limited on their use under Internal Revenue Code Section 382.

12. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2012, and generally do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2007:

Year ending June 30:
2008	$1,494,000
2009	1,014,000
2010	822,000
2011	698,000
2012	173,000

Total minimum lease payments	$4,201,000

Rent expense consisted of the following:

	Year ended June 30
	2007	2006	2005
Office space	$1,389,000	$1,152,000	$997,000
Equipment	166,000	98,000	14,000

	$1,555,000	$1,250,000	$1,011,000

Rent expense for the year ended June 30, 2005 included amounts paid to a related party of approximately $44,000. There was no rent paid to a related party for the years ended June 30, 2006 and 2007.

Agreements with Executives

The Company has entered into agreements with certain executives and key management employees that provide for severance payments ranging from three to twelve months of salary and immediate vesting of all stock options not previously vested upon termination of the employee or a change in control of the Company. At June 30, 2007, the total contingency was approximately $655,000 and has been reflected in the accompanying financial statements.

13. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “Plan”). The Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed six months of service. Participants may elect a pre-tax payroll deduction up to $15,000 (if under age 50), or $20,000 (if age 50 or older by December 31, 2006). As amended, the Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants employed on the last day of the Plan year. The Company may also make discretionary profit-sharing contributions to the Plan for all participants who are employed on the last day of the Plan year. The total amount recorded by the Company as expense during the years ended June 30, 2007, 2006 and 2005 was approximately $445,000, $208,000 and $76,000, respectively.

14. Significant Supplier

Approximately 97%, 97% and 94% of the Company’s inventory purchases for the years ended June 30, 2007, 2006 and 2005, respectively, were from one vendor and approximately 77% and 67% of accounts payable at June 30, 2007 and 2006, respectively, were due to this vendor. Approximately 93% of the Company’s total product revenues are related to this supplier’s products.

15. Liquidity and Capital Resources

Outstanding long-term debt totaled approximately $31,000 at June 30, 2007, and the Company had a working capital surplus of approximately $1,115,000. As a result of its operations and the infusions of capital, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.6	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.7	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.8	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.1	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

4.2	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 hereto)

4.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.4	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.5	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

4.6	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

4.7	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

4.8	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.9	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

Exhibit	Description
4.10	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.11	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.12	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.13	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.14	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.15	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.16	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.17	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.1	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.2	Avatech Solutions, Inc. Restricted Stock Award Plan (incorporated by reference to our Registration Statement on form S-1, filed on March 26, 2003, File No. 333-104035)

10.3	Amendment to Avatech Solutions, Inc. Restricted Stock Award Plan, dated August 23, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.4	Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265)

10.5	Amended and Restated Employment Agreement between George Davis and Avatech Solutions, Inc. dated September 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 18, 2007)

10.6	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.7	Separation and Retirement Agreement between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated August 22, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 27, 2007)

10.8	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.9	Separation Agreement dated February 28, 2007 by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2007)

10.10	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

Exhibit	Description
10.11	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.12	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.13	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.14	Second Modification Agreement by and between Avatech Solutions, Inc. and Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

21.1	Subsidiaries of the Registrant (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-234862)

23.1	Consent of Stegman and Company (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)