Form 10-Q
period 2007-09-30
AVATECH SOLUTIONS INC
filed 2007-11-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, par value $.01per share	16,205,470

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	(unaudited)
Assets
Current assets:
Cash	$605,000	$1,688,000
Accounts receivable, less allowance of $202,000 as of September 30, 2007 and $188,000 as of June 30, 2007	7,923,000	7,402,000
Other receivables	490,000	492,000
Inventory	918,000	902,000
Prepaid expenses and other current assets	322,000	356,000

Total current assets	10,258,000	10,840,000

Property and equipment:
Computer software and equipment	3,019,000	2,907,000
Office furniture and equipment	1,212,000	1,212,000
Leasehold improvements	167,000	167,000

	4,398,000	4,286,000
Less accumulated depreciation and amortization	3,456,000	3,352,000

	942,000	934,000

Customer list, net of accumulated amortization of $454,000 as of September 30, 2007 and $387,000 as of June 30, 2007	1,732,000	1,803,000
Goodwill	5,968,000	5,888,000
Other assets	99,000	109,000

Total assets	$18,999,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2007	June 30, 2007
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,093,000	$5,635,000
Accrued compensation and related benefits	1,110,000	1,461,000
Borrowings under line of credit	—	1,408,000
Note payable	22,000	31,000
Deferred revenue	1,053,000	1,094,000
Other current liabilities	69,000	96,000

Total current liabilities	8,347,000	9,725,000

Deferred tax liability	80,000	—

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at September 30, 2007 and June 30, 2007; outstanding shares of 1,090,253 at September 30, 2007 and 1,106,929 at June 30, 2007 with an aggregate liquidation preference of $1,704,000 at September 30, 2007 and June 30, 2007	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,108,561 at September 30, 2007 and 15,482,036 at June 30, 2007.	161,000	155,000
Additional paid-in capital	12,934,000	12,706,000
Accumulated deficit	(6,163,000)	(6,652,000)

Total stockholders’ equity	6,943,000	6,220,000

Total liabilities and stockholders’ equity	$18,999,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Product sales	$7,255,000	$7,254,000
Service revenue	2,823,000	2,619,000
Commission revenue	2,339,000	2,172,000

	12,417,000	12,045,000

Cost of revenue:
Cost of product sales	4,946,000	4,676,000
Cost of service revenue	2,032,000	1,829,000

	6,978,000	6,505,000

Gross margin	5,439,000	5,540,000

Other operating expenses:
Selling, general and administrative	4,621,000	5,224,000
Depreciation and amortization	175,000	171,000

	4,796,000	5,395,000

Operating income	643,000	145,000

Other income (expense):
Interest and other income	26,000	12,000
Interest expense	(13,000)	(67,000)

	13,000	(55,000)

Income before income taxes	656,000	90,000
Income tax expense	167,000	54,000

Net income	489,000	36,000
Preferred stock dividends	(42,000)	(48,000)

Net income (loss) available to common stockholders	$447,000	$(12,000)

Earnings per common share, basic	$0.03	$0.00

Earnings per common share, diluted	$0.02	$0.00

Shares used in computation - basic	15,799,015	13,615,501

Shares used in computation - diluted	20,007,314	21,349,544

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$(6,652,000)	$6,220,000
Issuance of common stock as compensation	—	—	18,783	—	16,000	—	16,000
Issuance of common stock upon the exercise of stock options	—	—	507,924	5,000	97,000	—	102,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	51,060		50,000	—	50,000
Vesting of stock options issued to employees	—	—	—	—	108,000		108,000
Conversion of preferred stock into common stock	(16,676)	—	48,758	1,000	(1,000)	—	—
Preferred stock dividends	—	—	—	—	(42,000)	—	(42,000)
Net income	—	—	—	—	—	489,000	489,000

Balance at September 30, 2007	1,090,253	$11,000	16,108,561	$161,000	$12,934,000	$(6,163,000)	$6,943,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$489,000	$36,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	26,000	29,000
Depreciation and amortization	175,000	171,000
Non-cash stock compensation expense	124,000	135,000
Changes in operating assets and liabilities:
Accounts and other receivables	(545,000)	(828,000)
Inventory	(16,000)	(209,000)
Prepaid expenses and other current assets	34,000	(49,000)
Other assets	10,000	(5,000)
Accounts payable and accrued expenses	458,000	(1,127,000)
Accrued compensation and related benefits	(351,000)	5,000
Deferred revenue	(41,000)	(102,000)
Other current liabilities	(27,000)	148,000

Net cash provided by (used in) operating activities	336,000	(1,796,000)

Cash flows from investing activities
Purchase of property and equipment	(112,000)	(95,000)
Acquisition of customer list	—	(200,000)

Net cash used in investing activities	(112,000)	(295,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	795,000	15,376,000
Repayments of borrowings under line of credit	(2,203,000)	(13,414,000)
Repayments of long-term debt	(9,000)	(17,000)
Proceeds from issuance of common stock to employees upon exercise of stock options	152,000	97,000
Payment of preferred stock dividends	(42,000)	(48,000)
Change in other long-term liabilities	—	(43,000)

Net cash (used in) provided by financing activities	(1,307,000)	1,951,000

Net change in cash and cash equivalents	(1,083,000)	(140,000)
Cash and cash equivalents—beginning of period	1,688,000	581,000

Cash and cash equivalents—end of period	$605,000	$441,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Operating results for the three months ended September 30, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In June 2006, the FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process that involves both the recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to recognition of a tax position, a company must determine based on the technical merits of the position, whether it is more likely than not that a tax position will be sustained upon an IRS examination. Once the more-likely-than-not threshold is met, the enterprise must assume that the appropriate taxing authority with full knowledge of all relevant information will examine the position. In measuring the amount of the benefit to recognize in the financial statements, a company must use the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation did not have any effect on the Company’s consolidated financial statements.

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

3. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective transition method as provided by Statement 123R. Under this transition method, compensation cost includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $108,000 for the quarter ended September 30, 2007, or less than $0.01 per basic and diluted share.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three months ended September 30, 2007 and 2006, the Company issued 18,783 and 9,559 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $16,000 and $18,000, respectively. For the three months ended September 30, 2007 and 2006, total stock compensation expense charged against income for these plans was $124,000 and $135,000, respectively.

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

The following are the assumptions made in computing the fair value of stock-based awards for the other periods presented:

	Three months ended September 30,
	2007	2006
Average risk-free interest rate	4.18%	4.64%
Dividend yield	0%	0%
Expected term	6.6 years	6.0 years
Average expected volatility	0.96	1.06
Weighted average fair value of granted options	$0.70	$1.45

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

A summary of stock option activity during the three months ended September 30, 2007 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2007	1,625,301	$0.93
Granted	247,000	0.95
Exercised	(527,924)	0.22
Forfeited	(21,767)	1.73

Outstanding at September 30, 2007	1,322,610	$1.20	$337,000

Exercisable at September 30, 2007	940,777	$1.16	$320,000

Weighted-average remaining contractual life	7.6 Years

The weighted average grant date fair value of options granted during the quarter ended September 30, 2007 was $0.70 per share. All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2007 ranged from $0.17 to $63.33 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.17 – 0.34	116,153	$0.29	6.2 years	116,153	$0.29	6.2 years
0.35 – 0.91	721,000	0.73	7.9 years	583,583	0.69	7.3 years
1.05 – 63.33	485,457	2.09	8.5 years	241,041	2.72	8.1 years

	1,322,610			940,777

Assuming that no additional share-based payments are granted after September 30, 2007, unamortized stock compensation expense of $384,000 will be recognized in the statement of operations over a weighted average period of 2.3 years.

4. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the quarter ended September 30, 2007 was the bank’s prime rate plus one-half percent (  1/2%), or 8.25%. The loan will expire on December 31, 2008 and is secured by all of the Company’s assets, except inventory. The Company expects to renew the line of credit prior to its expiration.

The aggregate outstanding borrowings from the bank under this credit line were $0 and $1,408,000 at September 30, 2007 and June 30, 2007, respectively.

5. Note Payable

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $22,000 as of September 30, 2007. Such debt is classified as a current liability because it is due within one year.

6. Income Taxes

Income tax expense during the three months ended September 30, 2007 includes both federal and state income taxes, after adjusting for available net operating loss carry-forwards from prior years. Income tax expense during the three months ended September 30, 2006 relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company has a net operating loss carry-forward which will be used to offset some of its taxable income during fiscal year 2008. A portion of the federal net operating loss carry-forward is subject to an annual limit under Section 382 of the Internal Revenue Code. For all periods presented, valuation allowances have been provided for the full amount of all net deferred tax assets.

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of the Company’s preferred stock. As of September 30, 2007, 9,914,991 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2007, there were 4,911,559 common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Numerator for basic earnings per share:
Net income	$489,000	$36,000
Less: preferred stock dividends	(42,000)	(48,000)

Net income (loss) available to common stockholders	$447,000	$(12,000)

Denominator:
Weighted average shares outstanding—basic	15,799,015	13,615,501
Assumed conversion of preferred stock	3,783,321	6,192,709
Effect of outstanding stock options	235,821	1,150,329
Effect of outstanding stock warrants	189,157	391,005

Weighted average shares outstanding—fully diluted	20,007,314	21,349,544

Earnings per common share—basic	$0.03	$0.00

Earnings per common share—diluted	$0.02	$0.00

8. Liquidity and Capital Resources

The Company’s improved cash position has allowed it to pay off in full the borrowing under lines of credit and all but one outstanding loan as of September 30, 2007. This improvement in cash position is a result of cash flows from operations, collections on accounts receivable, and proceeds from the issuance of stock to employees upon the exercise of stock options and proceeds from the issuance of stock upon the exercise of warrants. As of September 30, 2007, the Company had working capital of $1,911,000 and its stockholders’ equity was $6,943,000. Based on an evaluation of likely cash to be generated from operations in the near term and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy.

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and the Discreet product line for animation;

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration; and

•	Cyco engineering data management solutions using Meridian software.

Product sales also include Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector.

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because subscribers do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, Avatech records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 92% of the Company’s total product revenue is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 98 personnel associated with these types of services.

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

Interest Expense- Interest expense consists primarily of interest on a revolving line of credit.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2007	2006	% increase
Revenues:
Product sales	$7,255,000	$7,254,000	0.1%
Service revenue	2,823,000	2,619,000	7.8%
Commission revenue	2,339,000	2,172,000	7.7%

Total revenues	$12,417,000	$12,045,000	3.1%

Revenues. Total revenues for the three months ended September 30, 2007 increased $372,000 or 3.1% when compared to the same period in the prior fiscal year.

Product sales were virtually flat when compared to the same period in the prior fiscal year. Product sales showed no growth due to customers transitioning from buying new upgraded software to subscription contracts which provide access to all product upgrades during the subscription period, and are classified as commission revenue on the Company’s income statement. The Company’s product sales were also negatively impacted by an economic slowdown, particularly in the construction industry.

Service revenue showed continued growth, consistent with the Company’s operating plan, increasing by $204,000, or 7.8%, for the three months ended September 30, 2007 when compared to the same period in the prior fiscal year. The continued growth in services business is the result of continued emphasis to sell services offerings to new customers and existing customers and the market driven need for additional services associated with upgrading to higher end vertical and 3D software products.

Commission revenue increased by 7.7%, or $167,000, for the three months ended September 30, 2007 when compared to the same period in the prior fiscal year, the result of more customers transitioning to subscription contracts as described above.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2007	2006	% increase
Cost of revenue:
Cost of product sales	$4,946,000	$4,676,000	5.8%
Cost of service revenue	2,032,000	1,829,000	11.1%

Total cost of revenue	$6,978,000	$6,505,000	7.3%

Gross margin	$5,439,000	$5,540,000

Cost of revenue. The total cost of revenue increased $473,000, or 7.3%, for the three months ended September 30, 2007 when compared to the same period in the prior fiscal year.

Cost of product sales increased 5.8% while product sales increased only 0.1% during the three months ended September 30, 2007 as compared with the same period the prior fiscal year. Product costs increased at a higher rate than product revenues due to changes in costs and incentive plans made by its principal supplier, Autodesk. The Company continues to refocus its sales programs and strategies and has made progress in increasing its gross margin levels.

Cost of service revenue increased $203,000, or 11.1%, for the three months ended September 30, 2007 when compared to the same period in the prior fiscal year, while service revenues increased $204,000 or 7.8%. Cost of service revenue as a percentage of related revenue increased from 69.8% to 72.0% during the three months ended September 30, 2007 when compared to the same period in the prior fiscal year. The higher cost of service revenue resulted from lowered productivity of the services personnel during the current fiscal quarter. The Company is taking steps to address this productivity dip and expects the gross margins in its Services business to rise in future quarters.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage decreased to 43.8% for the three months ended September 30, 2007 as compared to 46.0% for the same period in the prior fiscal year.

Other Operating Expenses

	Three Months Ended September 30,
	2007	2006	% increase
Other operating expenses:
Selling, general and administrative	$4,621,000	$5,224,000	(11.5)%
Depreciation and amortization	175,000	171,000	2.3%

Total other operating expenses	$4,796,000	$5,395,000	(11.1)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $603,000, or 11.5%, for the three months ended September 30, 2007 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 37.2% for the three months ended September 30, 2007, down from 43.4% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses are the result of cost-cutting initiatives which occurred during the fourth quarter of fiscal year 2007 including a reduction in executive and senior management positions, two office closings, and elimination of non-critical positions.

Depreciation and Amortization. Depreciation and amortization expenses increased $4,000, or 2.3%, for the three months ended September 30, 2007 when compared to the same period in the prior fiscal year as a result of purchases of fixed assets.

Other Income (Expense)

	Three Months Ended September 30,
	2007	2006	% increase
Other income (expense):
Interest and other income	26,000	12,000	116.7%
Interest expense	(13,000)	(67,000)	(80.6)%

Total other income (expense)	$13,000	$(55,000)	(123.6)%

Other Income (Expense). The Company earned $13,000 in other income during the three months ended September 30, 2007 compared to $55,000 in other expense during the same period in the prior fiscal year. The Company’s positive cash flow in recent quarters has allowed it to maintain an interest-bearing cash balance and minimal use of its line of credit during the three months ended September 30, 2007. During the same period in the prior fiscal year, the Company borrowed heavier against its line of credit, and earned substantially less interest due to its lower average cash balances.

Income Tax Expense

	Three Months Ended September 30,
	2007	2006	% increase
Income tax expense	$167,000	$54,000	209.3%

Income Tax Expense. The Company recorded a tax provision of $167,000 during the three months ended September 30, 2007, a 209.3% increase over the $54,000 recorded for the same period in the prior fiscal year, the result of increased income before income taxes. During fiscal year 2007, the Company’s net income was fully offset by federal net operating losses, and the Company’s tax provision was for federal alternative minimum tax as well as state and local income taxes.

The Company has approximately $1.8 million of federal net operating loss carry-forward available for fiscal year 2008 and beyond, however $1.3 million of the carry-forward is subject to a $91,000 annual limitation under Internal Revenue Code Section 382. Due to this annual limitation, the Company expects that its net income will exceed its available net operating loss carry-forward in fiscal year 2008.

Additionally, the Company has deferred tax assets which are fully offset by a valuation allowance due to the uncertainty that such assets will be realized. As the Company continues to demonstrate its ability to consistently earn net income, some portion of the deferred tax asset valuation allowance may need to be reversed in future periods. The Company will continue to evaluate the likelihood of this asset being realized and will adjust the valuation allowance when circumstances warrant its recordation.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of its securities.

The Company’s operating assets and liabilities consist primarily of accounts receivable, inventory and accounts payable. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management but has increased inventories at times to take advantage of special pricing and rebates offered by its main supplier. The Company purchases approximately 94% of its product from one principal supplier which provides between $4 million and $5 million of available credit to finance those purchases, depending on the Company’s anticipated purchasing levels.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the three months ended September 30, 2007 were approximately $112,000 compared to $95,000 for the same period in 2006.

For the three months ended September, 2007, net cash provided by operating activities was $336,000, an improvement of $2,132,000 over the same period in 2006. The major difference between the periods included a $453,000 improvement in net income, and an increase in accounts payable and accrued expenses of $458,000 for the three months ended September 30, 2007 compared with a decrease of $1,127,000 during the same period in 2006. The accounts payable grew due to increased available vendor credit lines as well as decreased accrued vendor incentives, which offset accounts payable.

For the three months ended September 30, 2007, the Company used $1,307,000 of cash in financing activities compared with receiving cash of $1,951,000 for the same period in 2006. The difference in cash flows from financing activities resulted from paying off the revolving line of credit during the three months ended September 30, 2007 versus obtaining net borrowings of $1,962,000 on its line of credit during the same period in 2006.

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended September 30, 2007 was the bank’s prime rate plus one-half percent (  1/2%), or 8.25%. The loan was renewed through December 31, 2008 and is secured by all of the Company’s assets, except inventory.

The Company did not have an outstanding line of credit balance as of September 30, 2007. Total borrowings from the bank under this line of credit were approximately $1.4 million as of September 30, 2006.

The Company had working capital of $1,911,000 as of September 30, 2007. As a result of its profitable operations, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

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

Below is a summary of the Company’s contractual obligations and commitments at September 30, 2007:

	Total	Less than 1 year	1 – 3 years	3 – 5 years
Contractual Obligations
Operating leases	$3,743,000	$1,308,000	$1,757,000	$678,000
Current portion of long-term obligations	22,000	22,000	—	—
Capital lease obligations	7,000	7,000	—	—
Interest on fixed rate obligations	1,000	1,000	—	—

Total obligations	$3,773,000	$1,338,000	$1,757,000	$678,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate line of credit. At September 30, 2007, there was no outstanding debt on the variable rate line of credit. The Company may, however, borrow against this line of credit in future periods for normal, recurring business transactions. Assuming previous levels of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would change by less than $15,000 in future reporting periods. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2007 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the most recently-completed quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. Management does not believe that any material changes in these risk factors have occurred since the filing of the Form 10-K.

ITEM 6.	EXHIBITS

The list of exhibits that immediately follows the Signatures to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: November 14, 2007	By	/s/ George M. Davis
George M. Davis
President and Chief Executive Officer

Date: November 14, 2007	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.6	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.7	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

3.8	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

3.9	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 hereto)

3.10	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

3.11	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

4.1	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.2	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

4.3	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

4.4	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

4.5	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.6	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.7	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.8	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.9	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.10	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.11	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.12	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.13	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

10.1	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.2	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.3	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to our Registration Statement on form S-8, filed on February 10, 2006, File No. 333-131721)

10.4	Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on form 14A, filed on May 7, 2004, File No. 001-31265)

10.5	Amended and Restated Employment Agreement between George Davis and Avatech Solutions, Inc. dated September 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 18, 2007)

10.6	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.7	Separation and Retirement Agreement between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated August 22, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 27, 2007)

10.8	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.9	Separation Agreement dated February 28, 2007 by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2007)

10.10	Employment Agreement by and between Christopher D. Olander and Avatech Solutions Subsidiary, Inc. dated June 18, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.11	Asset Purchase Agreement by and among Avatech Solutions, Inc., Comtrex Corp., Richard L. Aquino, and Stanton L. Hilburn dated April 8, 2005 (incorporated by reference to our Quarterly Report on form 10-Q, filed on May 13, 2005, File No. 001-31265)

10.12	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

10.13	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.14	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.16	Second Modification Agreement by and between Avatech Solutions, Inc. and Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (filed herewith)

10.17	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.18	Stock Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling Systems & Consulting, Inc., Bruce White, and Shelly White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.19	Membership Interest Purchase Agreement, dated May 30, 2006, by and between Avatech Solutions, Inc., Sterling – Indiana LLC, and Bruce White (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

10.20	Membership Interest Purchase Agreement, dated May 30, 2006, by and among Avatech Solutions, Inc., Sterling – Ohio LLC, Bruce White, Steve Wludyga, Kevin Breslin, Ken Williams, Marcy Nungesser, and Dave Press (incorporated by reference to our Registration Statement on Form S-1, filed on June 8, 2006, File No. 333-134862)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)