Form 10-Q
period 2007-12-31
AVATECH SOLUTIONS INC
filed 2008-02-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(410) 581-8080

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 1, 2008
Common Stock, par value $.01 per share	16,293,921

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,781,000	$1,688,000
Accounts receivable, less allowance of $202,000 as of December 31, 2007 and $188,000 as of June 30, 2007	7,871,000	7,402,000
Other receivables	210,000	492,000
Inventory	750,000	902,000
Prepaid expenses and other current assets	399,000	356,000

Total current assets	11,011,000	10,840,000
Property and equipment:
Computer software and equipment	3,037,000	2,907,000
Office furniture and equipment	1,220,000	1,212,000
Leasehold improvements	167,000	167,000

	4,424,000	4,286,000
Less accumulated depreciation and amortization	3,571,000	3,352,000

	853,000	934,000
Customer list, net of accumulated amortization of $522,000 as of December 31, 2007 and $387,000 as of June 30, 2007	1,662,000	1,803,000
Goodwill	5,968,000	5,888,000
Other assets	99,000	109,000

Total assets	$19,593,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2007	June 30, 2007
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,950,000	$5,635,000
Accrued compensation and related benefits	1,036,000	1,461,000
Borrowings under line-of-credit	3,000	1,408,000
Current portion of long-term debt	13,000	31,000
Deferred revenue	1,233,000	1,094,000
Other current liabilities	5,000	96,000

Total current liabilities	8,240,000	9,725,000
Deferred tax liability	80,000	—
Series F Convertible Preferred Stock	3,629,000	3,629,000
Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at December 31, 2007 and June 30, 2007; 1,090,183 and 1,106,929 outstanding at December 31, 2007 and June 30, 2007, respectively; aggregate liquidation preference of $1,624,000 and $1,704,000 at December 31, 2007 and June 30, 2007, respectively.	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,253,046 at December 31, 2007 and 15,482,036 at June 30, 2007	162,000	155,000
Additional paid-in capital	12,779,000	12,706,000
Accumulated deficit	(5,308,000)	(6,652,000)

Total stockholders’ equity	7,644,000	6,220,000

Total liabilities and stockholders’ equity	$19,593,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Product sales	$7,365,000	$7,266,000
Service revenue	2,679,000	2,346,000
Commission revenue	2,887,000	2,800,000

	12,931,000	12,412,000

Cost of revenue:
Cost of product sales	4,913,000	4,506,000
Cost of service revenue	1,989,000	1,736,000

	6,902,000	6,242,000

Gross margin	6,029,000	6,170,000

Other operating expenses:
Selling, general and administrative	4,728,000	5,372,000
Depreciation and amortization	180,000	164,000

	4,908,000	5,536,000

Operating income	1,121,000	634,000

Other income (expense):
Interest and other income	26,000	19,000
Interest expense	(1,000)	(85,000)

	25,000	(66,000)

Income before income taxes	1,146,000	568,000
Income tax expense	291,000	61,000

Net income	855,000	507,000
Preferred stock dividends	(242,000)	(167,000)

Net income available to common stockholders	$613,000	$340,000

Earnings per common share, basic	$0.04	$0.02

Earnings per common share, diluted	$0.04	$0.02

Shares used in computation - basic	16,194,764	13,627,309

Shares used in computation - diluted	20,219,220	19,261,073

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Product sales	$14,619,000	$14,520,000
Service revenue	5,503,000	4,965,000
Commission revenue	5,226,000	4,972,000

	25,348,000	24,457,000

Cost of revenue:
Cost of product sales	9,859,000	9,182,000
Cost of service revenue	4,021,000	3,565,000

	13,880,000	12,747,000

Gross margin	11,468,000	11,710,000

Other operating expenses:
Selling, general and administrative	9,349,000	10,596,000
Depreciation and amortization	354,000	335,000

	9,703,000	10,931,000

Operating income	1,765,000	779,000

Other income (expense):
Interest and other income	50,000	31,000
Interest expense	(13,000)	(152,000)

	37,000	(121,000)

Income before income taxes	1,802,000	658,000
Income tax expense	458,000	115,000

Net income	1,344,000	543,000
Preferred stock dividends	(284,000)	(215,000)

Net income available to common stockholders	$1,060,000	$328,000

Earnings per common share, basic	$0.07	$0.02

Earnings per common share, diluted	$0.07	$0.02

Shares used in computation - basic	15,994,637	13,621,915

Shares used in computation - diluted	20,040,662	19,307,760

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$(6,652,000)	$6,220,000
Issuance of common stock as compensation	—	—	35,589	—	30,000	—	30,000
Issuance of common stock purchased through Employee Stock Purchase Plan	—	—	51,060	—	50,000	—	50,000
Issuance of common stock upon the exercise of stock options	—	—	527,924	5,000	109,000	—	114,000
Conversion of preferred stock into common stock	(16,746)	—	156,437	2,000	(2,000)	—	—
Vesting of stock options issued to employees	—	—	—	—	170,000	—	170,000
Preferred stock dividends	—	—	—	—	(284,000)	—	(284,000)
Net income	—	—	—	—	—	1,344,000	1,344,000

Balance at December 31, 2007	1,090,183	$11,000	16,253,046	$162,000	$12,779,000	$(5,308,000)	$7,644,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$1,344,000	$543,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	50,000	33,000
Depreciation and amortization	354,000	335,000
Non-cash stock compensation expense	200,000	287,000
Changes in operating assets and liabilities:
Accounts and other receivables	(231,000)	(2,756,000)
Inventory	152,000	72,000
Prepaid expenses and other current assets	(43,000)	(18,000)
Other assets	10,000	21,000
Accounts payable and accrued expenses	315,000	(881,000)
Accrued compensation and related benefits	(425,000)	85,000
Deferred revenue	139,000	109,000
Other current liabilities	(91,000)	94,000

Net cash provided by (used in) operating activities	1,774,000	(2,076,000)

Cash flows from investing activities
Purchase of property and equipment	(138,000)	(233,000)
Acquisition of customer list	—	(200,000)

Net cash used in investing activities	(138,000)	(433,000)

Cash flows from financing activities
Proceeds from borrowings under line-of-credit	1,460,000	32,607,000
Repayments of borrowings under line-of-credit	(2,865,000)	(30,100,000)
Repayments of long-term debt	(18,000)	(31,000)
Proceeds from sale of common stock to employees and exercise of stock options	164,000	97,000
Payment of preferred stock dividends	(284,000)	(215,000)
Change in accounts payable and accrued expenses related to financing	—	(24,000)
Change in other long-term liabilities	—	(65,000)

Net cash (used in) provided by financing activities	(1,543,000)	2,269,000

Net change in cash and cash equivalents	93,000	(240,000)
Cash and cash equivalents - beginning of period	1,688,000	581,000

Cash and cash equivalents - end of period	$1,781,000	$341,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2007

1.	Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Revised 2007 (SFAS 141R), “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

3.	Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $62,000 for the quarter ended December 31, 2007, or less than $0.01 per basic and diluted share. For the six months ended December 31, 2007, the effect of applying this Statement was $170,000, or less than $0.01 per basic and diluted share.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. Pursuant to its Board compensation plan, for the three and six months ended December 31, 2007, the Company issued 16,806 and 35,589 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $14,000 and $30,000, respectively. For the three months and six months ended December 31, 2007 and 2006, total stock compensation expense charged against income for these plans was $76,000 and $200,000, and $153,000 and $287,000 respectively.

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

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Average risk-free interest rate	4.34%	4.57%	4.26%	4.62%
Dividend yield	0%	0%	0%	0%
Expected term	10 years	5.8 years	8.4 years	5.9 years
Average expected volatility	0.95	1.03	0.96	1.05
Weighted average fair value of granted options	$0.80	$1.29	$0.75	$1.39

Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity during the six months ended December 31, 2007 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2007	1,625,301	$0.93
Granted	597,000	0.84
Exercised	(527,924)	0.22
Forfeited	(43,267)	1.44

Outstanding at December 31, 2007	1,651,110	$1.12	$281,000

Exercisable at December 31, 2007	898,733	$1.19	$234,000

Weighted-average remaining contractual life	7.4 Years

The weighted average grant date fair value of options granted during the quarter ended December 31, 2007 was $0.84 per share. All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2007 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.17 – 0.34	116,153	$0.29	5.9 years	116,153	$0.29	5.9 years
0.35 – 0.91	1,056,000	0.77	8.4 years	518,583	0.67	7.0 years
1.05 – 63.33	478,957	2.09	8.2 years	263,997	2.59	7.9 years

	1,651,110			898,733

Assuming that no additional share-based payments are granted after December 31, 2007, unamortized stock compensation expense of $594,000 will be recognized in the statement of operations over a weighted average period of 3.1 years.

4.	Borrowings Under Line-of-Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. The interest rate as of December 31, 2007 was the bank’s prime rate plus one-half percent (1/2%), or 7.75%. The loan has a December 31, 2008 expiration date and is secured by all of the Company’s assets, except inventory.

The aggregate outstanding borrowings from the bank under this credit line were $3,000 and $1,408,000 at December 31, 2007 and June 30, 2007, respectively.

5.	Current Portion of Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which totaled $13,000 as of December 31, 2007. Such debt is classified as a current liability because it is due within one year.

6.	Income Taxes

Income tax expense during the six months ended December 31, 2007 includes both federal and state income taxes, after adjusting for available net operating loss carryforwards from prior years. Income tax expense during the six months ended December 30, 2006 relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company has net operating loss carryforwards which will be used to offset some of its taxable income during fiscal year 2008. A portion of the federal net operating loss carryforwards is subject to an annual limit under Section 382 of the Internal Revenue Code. For all periods presented, valuation allowances have been provided for the full amount of all net deferred tax assets.

7.	Earnings Per Share

Basic earnings per common share is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share includes the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of December 31, 2007, 8,929,514 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and six months ended December 31, 2007, there were 4,905,059 shares of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Numerator:
Net income	$855,000	$507,000
Less: preferred stock dividends	(242,000)	(167,000)

Net income available to common stockholders	$613,000	$340,000

Denominator:
Weighted average shares outstanding - basic	16,194,764	13,627,309

Assumed conversion of dilutive preferred stock	3,660,244	4,192,708
Effect of outstanding dilutive stock options	234,123	1,072,796
Effect of outstanding dilutive stock warrants	130,089	368,260

Weighted average shares outstanding - diluted	20,219,220	19,261,073

Earnings per common share - basic	$0.04	$0.02

Earnings per common share - diluted	$0.04	$0.02

	Six Months Ended December 31,
	2007	2006
Numerator:
Net income	$1,344,000	$543,000
Less: preferred stock dividends	(284,000)	(215,000)

Net income available to common stockholders	$1,060,000	$328,000

Denominator:
Weighted average shares outstanding - basic	15,994,637	13,621,915

Assumed conversion of dilutive preferred stock	3,660,244	4,192,708
Effect of outstanding dilutive stock options	249,717	1,112,966
Effect of outstanding dilutive stock warrants	136,064	380,171

Weighted average shares outstanding - diluted	20,040,662	19,307,760

Earnings per common share - basic	$0.07	$0.02

Earnings per common share - diluted	$0.07	$0.02

8.	Liquidity and Capital Resources

The Company’s operations have continued to improve during this fiscal year and it has generated sufficient capital to further strengthen its balance sheet. As a result, as of December 31, 2007, stockholders’ equity was $7,644,000. Based on an evaluation of likely cash to be generated from operations and other available capital resources, management believes that it has sufficient sources of working capital to fund its operations in the normal course of business.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy.

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and the Discreet product line for animation;

•	Autodesk data management software; and

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration.

Product sales also include Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector.

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because subscribers do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, Avatech records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 91% of the Company’s total product revenue is related to the resale of Autodesk products.

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

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended December 31, 2007 to the three month period ended December 31, 2006. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. These financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2007	2006	% increase
Revenues:
Product sales	$7,365,000	$7,266,000	1.4%
Service revenue	2,679,000	2,346,000	14.2%
Commission revenue	2,887,000	2,800,000	3.1%

Total revenues	$12,931,000	$12,412,000	4.2%

Revenues. Total revenues for the three months ended December 31, 2007 increased $519,000 or 4.2% when compared to the same period in the prior fiscal year.

Product sales increased 1.4% when compared to the same period in the prior fiscal year despite a smaller number of sales professionals employed by the Company and a weakening national economy. The increased productivity is attributed to a more experienced sales force and sales management team. The Company is executing on its operating plan for fiscal year 2008 which provides for greater emphasis on returning to profitability coupled with moderate revenue growth.

Service revenue showed continued growth, consistent with the Company’s operating plan, increasing by $333,000, or 14.2%, for the three months ended December 31, 2007 when compared to the same period in the prior fiscal year. The continued growth in services revenue resulted from a market driven need for additional services associated with upgrading to higher end vertical and 3D software products.

Commission revenue increased by 3.1%, or $87,000, for the three months ended December 31, 2007 when compared to the same period in the prior fiscal year, the result of improved sales techniques for subscription contract renewals.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2007	2006	% increase
Cost of revenue:
Cost of product sales	$4,913,000	$4,506,000	9.0%
Cost of service revenue	1,989,000	1,736,000	14.6%

Total cost of revenue	$6,902,000	$6,242,000	10.6%

Gross margin	$6,029,000	$6,170,000

Cost of revenue. The total cost of revenue increased $660,000, or 10.6%, for the three months ended December 31, 2007 when compared to the same period in the prior fiscal year.

Cost of product sales increased 9.0% while product sales increased only 1.4% during the three months ended December 31, 2007 as compared with the same period the prior fiscal year. Product costs increased at a higher rate than product revenues due to changes in costs and incentive plans made by the Company’s principal supplier, Autodesk. The Company continues to improve its sales strategies and has increased its gross margin rate on products from 31.8% for the three months ended September 30, 2007 to 32.6 % for the current fiscal quarter.

Cost of service revenue increased $253,000, or 14.6%, for the three months ended December 31, 2007 when compared to the same period in the prior fiscal year, while service revenues increased $333,000 or 14.2%. Cost of service revenue as a percentage of related revenue remained nearly flat at 74.2% versus 74.0% during the three months ended December 31, 2007 when compared to the same period in the prior fiscal year. Service revenue per person increased this quarter over the same quarter last year, the result of a more experienced services team and greater management focus on improving such productivity.

Gross margin. For the previously stated reasons, the Company’s gross margin percentage decreased to 46.6% for the three months ended December 31, 2007 as compared to 49.7% for the same period in the prior fiscal year.

Other Operating Expenses

	Three Months Ended December 31,
	2007	2006	% increase
Other operating expenses:
Selling, general and administrative	$4,728,000	$5,372,000	(12.0)%
Depreciation and amortization	180,000	164,000	9.8%

Total other operating expenses	$4,908,000	$5,536,000	(11.3)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $644,000, or 12.0%, for the three months ended December 31, 2007 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of the total revenues was 36.6% for the three months ended December 31, 2007, down from 43.3% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is the result of cost-cutting initiatives which occurred during the fourth quarter of fiscal year 2007 including a reduction in executive and senior management positions, two office closings, and elimination of non-critical positions.

Depreciation and Amortization. Depreciation and amortization expenses increased $16,000, or 9.8%, for the three months ended December 31, 2007 when compared to the same period in the prior fiscal year as a result of purchases of fixed assets.

Other Income (Expense)

	Three Months Ended December 31,
	2007	2006	% increase
Other income (expense):
Interest and other income	$26,000	$19,000	36.8%
Interest expense	(1,000)	(85,000)	(98.8)%

Total other income (expense)	$25,000	$(66,000)	(137.9)%

Other Income (Expense). The Company earned $25,000 in other income during the three months ended December 31, 2007 compared to $66,000 in other expense during the same period in the prior fiscal year. The Company’s positive cash flow in recent quarters has resulted in minimal use of its line of credit and positive cash balances which the Company invests in overnight interest-earning accounts. During the same period in the prior fiscal year, the Company borrowed more against its line of credit, and earned substantially less interest due to its lower average cash balances.

Income Tax Expense

	Three Months Ended December 31,
	2007	2006	% increase
Income tax expense	$291,000	$61,000	377.0%

Income Tax Expense. The Company recorded a tax provision of $291,000 during the three months ended December 31, 2007, a 377% increase over the $61,000 recorded for the same period in the prior fiscal year, the result of increased income before income taxes and limitations on the utilization of its operating loss carryforwards. During fiscal year 2007, the Company’s net income was fully offset by federal net operating losses, and the Company’s tax provision was necessary for federal alternative minimum tax as well as state and local income taxes.

The Company has approximately $1.8 million of federal net operating loss carryforwards available for the remainder of fiscal year 2008 and beyond. However, $1.3 million of the carryforwards is subject to a $91,000 annual limitation under Internal Revenue Code Section 382. Due to this annual limitation, the Company expects that its net income will exceed its available net operating loss carryforwards in fiscal year 2008.

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

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

The following tables set forth a comparison of the Company’s results of operations for the six month period ended December 31, 2007 to the six month period ended December 31, 2006. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The six months financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2007	2006	%
Revenues:
Product sales	$14,619,000	$14,520,000	0.7%
Service revenue	5,503,000	4,965,000	10.8%
Commission revenue	5,226,000	4,972,000	5.1%

Total revenues	$25,348,000	$24,457,000	3.6%

Revenues. Total revenues for the six months ended December 31, 2007 increased $891,000 or 3.6% when compared to the same period in the prior fiscal year.

Product sales increased 0.7% when compared to the same period in the prior fiscal year despite a smaller number of sales professionals employed by the Company and a weakening national economy. The increased productivity is attributed to a more experienced sales force and sales management team. The Company is executing on its operating plan for fiscal year 2008 which provides for greater emphasis on returning to profitability coupled with moderate revenue growth. Product sales grew at a lower rate than commission revenue, due to customers transitioning from buying new upgraded software to subscriptions contracts which provide access to all product upgrades during the subscription period and are classified as commission revenue on the Company’s income statement.

Service revenue showed continued growth, consistent with the Company’s operating plan, increasing by $538,000, or 10.8%, for the six months ended December 31, 2007 when compared to the same period in the prior fiscal year. The continued growth in services revenue resulted from a market driven need for additional services associated with upgrading to higher end vertical and 3D software products.

Commission revenue increased by 5.1%, or $254,000, for the six months ended December 31, 2007 when compared to the same period in the prior fiscal year, due to improved sales techniques for subscription contract renewals, as well as the transition of existing software customers to subscription contracts as previously described.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2007	2006	%
Cost of revenue:
Cost of product sales	$9,859,000	$9,182,000	7.4%
Cost of service revenue	4,021,000	3,565,000	12.8%

Total cost of revenue	$13,880,000	$12,747,000	8.9%

Gross margin	$11,468,000	$11,710,000

Costs of revenue. Total cost of revenue increased $1,133,000, or 8.9%, for the six months ended December 31, 2007 as compared to the same period in the prior fiscal year.

Cost of product sales increased 7.4% while product sales increased only 0.7% during the six months ended December 31, 2007 when compared with the same period the prior fiscal year. Product costs increased at a higher rate than product revenues due to changes in costs and incentive plans made by the Company’s principal supplier, Autodesk.

Cost of service revenue increased $456,000, or 12.8%, for the six months ended December 31, 2007 when compared to the same period in the prior fiscal year, while service revenues increased $538,000 or 10.8%. Cost of service revenue as a percentage of related revenue increased to 73.1% versus 71.8% during the six months ended December 31, 2007 when compared to the same period in the prior fiscal year. The Company received funds from its principal supplier to offset the cost of newly hired services personnel during the six months ended December 31, 2006 but there were no such funds during the same period of the current fiscal year 2008, and this was the primary reason for the increased services cost. Service revenue per person increased during the six months ended December 31, 2007 over the same period last year, the result of a more experienced services team and greater management focus on improving such productivity.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage decreased from 47.9% for the six months ended December 31, 2006 to 45.2% for the same period in the current fiscal year.

Other Operating Expenses

	Six Months Ended December 31,
	2007	2006	%
Other operating expenses:
Selling, general and administrative	$9,349,000	$10,596,000	(11.8)%
Depreciation and amortization	354,000	335,000	5.7%

Total other operating expenses	$9,703,000	$10,931,000	(11.2)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $1,247,000, or 11.8%, for the six months ended December 31, 2007 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of the total revenues was

36.9% for the six months ended December 31, 2007, down from 43.3% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is the result of cost cutting initiatives which occurred during the fourth quarter of fiscal year 2007 including a reduction in executive and senior management positions, two office closings, and elimination of non-critical positions.

Depreciation and Amortization. Depreciation and amortization expenses increased $19,000, or 5.7%, for the six months ended December 31, 2007 when compared to the same period in the prior fiscal year as a result of purchases of fixed assets.

Other income (expense)

	Six Months Ended December 31,
	2007	2006	%
Other income (expense):
Interest and other income	$50,000	$31,000	61.3%
Interest expense	(13,000)	(152,000)	(91.4)%

Total other income (expense)	$37,000	$(121,000)	(130.6)%

Other Income (Expense). The Company earned $37,000 in other income during the six months ended December 31, 2007 compared to $121,000 in other expense during the same period in the prior fiscal year. The Company’s positive cash flow in recent quarters has resulted in minimal use of its line of credit and positive cash balances which the Company invests in overnight interest-earning accounts. During the same period in the prior fiscal year, the Company borrowed more against its line of credit, and earned substantially less interest due to its lower average cash balances.

Income tax expense

	Six Months Ended December 31,
	2007	2006	%
Income tax expense	$458,000	$115,000	298.3%

Income Tax Expense. The Company recorded a tax provision of $458,000 during the six months ended December 31, 2007, a 298% increase over the $115,000 recorded for the same period in the prior fiscal year, the result of increased income before income taxes and limitations on the utilization of its operating loss carryforwards.

The Company has approximately $1.8 million of federal net operating loss carryforwards available for the remainder of fiscal year 2008 and beyond. However, $1.3 million of the carryforwards is subject to a $91,000 annual limitation under Internal Revenue Code Section 382. Due to this annual limitation, the Company expects that its net income will exceed its available net operating loss carryforwards in fiscal year 2008.

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

The Company’s operating assets and liabilities consist primarily of accounts receivable, inventory and accounts payable. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management but has increased inventories at times to take advantage of special pricing and rebates offered by its main supplier. The Company purchases approximately 90% of its product from one principal supplier which provides $4 million of available credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. For the six months ended December 31, 2006, this balance also included payments made to acquire the customer list of Sterling Systems. Capital expenditures for the six months ended December 31, 2007 were approximately $138,000, compared to $433,000 for the same period in 2006.

For the six months ended December 31, 2007, net cash provided by operating activities was $1,774,000, an increase in cash and cash equivalents of $3,850,000 over the same period in 2006. The major difference between the periods were net income of $1,344,000 for the quarter ended December 31, 2007 as compared to $543,000 for the same quarter of the prior year and a $231,000 increase in the Company’s accounts and other receivables for the six months ended December 31, 2007 versus $2,756,000 for the same period in 2006. The accounts receivable balance has remained steady due to improved collections experience.

For the six months ended December 31, 2007, the Company used $1,543,000 in financing activities due to repayments made on borrowings drawn against the line of credit as compared to being provided $2,269,000 of cash for the same period in 2006. For the period ended December 31, 2006, the Company obtained $2,507,000 in net proceeds from the line of credit.

The Company maintains the line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended December 31, 2007 was the bank’s prime rate plus one-half percent (1/2%), or 7.75%. The loan has a December 31, 2008 expiration date and is secured by all of the Company’s assets, except inventory.

The total borrowings from the bank under this line of credit were approximately $3,000 and $3.9 million as of December 31, 2007 and 2006, respectively.

The Company had no long-term debt at December 31, 2007, and had working capital of $2,771,000.

As a result of its profitable operations, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement with Autodesk, which designates the Company as an authorized reseller of Autodesk products, provides one year targets but expires February 1, 2010.

Below is a summary of the Company’s contractual obligations and commitments at December 31, 2007:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Line of credit	$3,000	$3,000	$—	$—	$—
Current portion of long-term debt	13,000	13,000	—	—	—
Interest on fixed rate obligations	1,000	1,000	—	—	—
Operating leases	4,054,000	1,311,000	1,933,000	772,000	38,000
Capital lease obligations	1,000	1,000	—	—	—

Total obligations	$4,072,000	$1,329,000	$1,933,000	$772,000	$38,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates associated with its variable rate line of credit. At December 31, 2007, there was $3,000 in outstanding debt on the variable rate line of credit. The Company may, however, borrow against this line of credit in future periods for normal, recurring business transactions. Assuming the expected levels of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would not change by a material amount in future reporting periods. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2007 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

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

At the Annual Meeting of Stockholders held on November 9, 2007, the stockholders of the Company elected eight individuals to serve as directors until the 2008 Annual Meeting of Stockholders and approved an amendment of the Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,000,000.

The results of the voting for the slate of the nominated Board of Directors were as follows:

Name	For	Against	Abstain	Broker Non- votes
Garnett Y. Clark, Jr.	15,704,864	40,829	0	0
George Cox	15,688,168	57,525	0	0
George M. Davis	15,449,856	295,837	0	0
Eugene J. Fischer	15,687,457	58,236	0	0
W. James Hindman	15,689,479	56,214	0	0
Robert Post	15,651,016	94,677	0	0
David C. Reymann	15,688,205	57,488	0	0
Thom Waye	15,688,321	57,372	0	0

The results of the voting for the amendment to the Employee Stock Purchase were as follows:

For	Against	Abstain	Broker Non-Votes
9,490,589	6,249,752	0	0

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the Signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: February 14, 2008	By	/s/ George M. Davis
George M. Davis
President and Chief Executive Officer

Date: February 14, 2008	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)