Form 10-Q
period 2008-03-31
AVATECH SOLUTIONS INC
filed 2008-05-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 1, 2008, there were 16,317,264 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008	June 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,147,000	$1,688,000
Accounts receivable, less allowance of $176,000 as of March 31, 2008 and $188,000 as of June 30, 2007	7,337,000	7,402,000
Other receivables	279,000	492,000
Inventory	679,000	902,000
Prepaid expenses and other current assets	311,000	356,000

Total current assets	12,753,000	10,840,000
Property and equipment:
Computer software and equipment	3,153,000	2,907,000
Office furniture and equipment	1,183,000	1,212,000
Leasehold improvements	167,000	167,000

	4,503,000	4,286,000
Less accumulated depreciation and amortization	3,654,000	3,352,000

	849,000	934,000
Customer list, net of accumulated amortization of $599,000 as of March 31, 2008 and $387,000 as of June 30, 2007	1,591,000	1,803,000
Goodwill	5,968,000	5,888,000
Other assets	99,000	109,000

Total assets	$21,260,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2008	June 30, 2007
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,860,000	$5,635,000
Accrued compensation and related benefits	711,000	1,461,000
Borrowings under line of credit	—	1,408,000
Deferred revenue	1,221,000	1,094,000
Other current liabilities	22,000	127,000

Total current liabilities	8,814,000	9,725,000

Deferred tax liability	80,000	—

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at March 31, 2008 and June 30, 2007; 1,090,183 and 1,106,929 outstanding at March 31, 2008 and June 30, 2007, respectively; aggregate liquidation preference of $1,624,000 and $1,704,000 at March 31, 2008 and June 30, 2007, respectively.	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,317,246 at March 31, 2008 and 15,482,036 at June 30, 2007	163,000	155,000
Additional paid-in capital	12,866,000	12,706,000
Accumulated deficit	(4,303,000)	(6,652,000)

Total stockholders’ equity	8,737,000	6,220,000

Total liabilities and stockholders’ equity	$21,260,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product sales	$6,341,000	$9,094,000
Service revenue	3,132,000	2,802,000
Commission revenue	3,279,000	2,688,000

	12,752,000	14,584,000

Cost of revenue:
Cost of product sales	4,413,000	6,236,000
Cost of service revenue	2,109,000	1,876,000

	6,522,000	8,112,000

Gross margin	6,230,000	6,472,000

Other operating expenses:
Selling, general and administrative	4,744,000	6,403,000
Depreciation and amortization	168,000	180,000

	4,912,000	6,583,000

Operating income (loss)	1,318,000	(111,000)

Interest and other income (expense), net	19,000	(30,000)

Income (loss) before income taxes	1,337,000	(141,000)

Income tax expense	332,000	83,000

Net income (loss)	1,005,000	(224,000)

Preferred stock dividends	(40,000)	(45,000)

Net income (loss) available to common stockholders	$965,000	$(269,000)

Earnings (loss) per common share, basic	$0.06	$(0.02)

Earnings (loss) per common share, diluted	$0.05	$(0.02)

Shares used in computation - basic	16,304,013	14,484,564

Shares used in computation - diluted	20,267,042	14,484,564

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product sales	$20,960,000	$23,614,000
Service revenue	8,635,000	7,767,000
Commission revenue	8,505,000	7,660,000

	38,100,000	39,041,000

Cost of revenue:
Cost of product sales	14,272,000	15,418,000
Cost of service revenue	6,129,000	5,442,000

	20,401,000	20,860,000

Gross margin	17,699,000	18,181,000

Other operating expenses:
Selling, general and administrative	14,093,000	16,998,000
Depreciation and amortization	523,000	515,000

	14,616,000	17,513,000

Operating income	3,083,000	668,000

Interest and other income (expense), net	55,000	(150,000)

Income before income taxes	3,138,000	518,000

Income tax expense	789,000	199,000

Net income	2,349,000	319,000

Preferred stock dividends	(324,000)	(260,000)

Net income available to common stockholders	$2,025,000	$59,000

Earnings per common share, basic	$0.13	$0.00

Earnings per common share, diluted	$0.12	$0.00

Shares used in computation - basic	16,096,985	13,908,920

Shares used in computation - diluted	20,108,236	15,386,200

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended March 31, 2008

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$ (6,652,000)	$6,220,000

Issuance of common stock as compensation	—	—	54,897	—	51,000	—	51,000
Issuance of common stock purchased through Employee Stock Purchase Plan	—	—	91,935	1,000	82,000	—	83,000
Issuance of common stock upon the exercise of stock options	—	—	531,941	5,000	110,000	—	115,000
Conversion of preferred stock into common stock	(16,746)	—	156,437	2,000	(2,000)	—	—
Vesting of stock options issued to employees	—	—	—	—	243,000	—	243,000

Preferred stock dividends	—	—	—	—	(324,000)	—	(324,000)

Net income	—	—	—	—	—	2,349,000	2,349,000

Balance at March 31, 2008	1,090,183	$11,000	16,317,246	$163,000	$12,866,000	$(4,303,000)	$8,737,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$2,349,000	$319,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts, net of recoveries	(41,000)	56,000
Depreciation and amortization	523,000	515,000
Loss on the sale of property and equipment	8,000
Non-cash stock compensation expense	294,000	678,000
Changes in operating assets and liabilities:
Accounts and other receivables	319,000	(3,752,000)
Inventory	223,000	530,000
Prepaid expenses and other current assets	45,000	24,000
Other assets	10,000	30,000
Accounts payable and accrued expenses	1,225,000	965,000
Accrued compensation and related benefits	(750,000)	289,000
Deferred revenue	127,000	127,000
Other current liabilities	(105,000)	75,000

Net cash provided by (used in) operating activities	4,227,000	(144,000)

Cash flows from investing activities
Purchase of property and equipment	(266,000)	(395,000)
Acquisition of customer list	—	(224,000)
Proceeds from the sale of property and equipment	32,000	—

Net cash used in investing activities	(234,000)	(619,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	1,460,000	52,503,000
Repayments of borrowings under line of credit	(2,868,000)	(52,351,000)
Repayments of long-term debt	—	(54,000)
Proceeds from sale of common stock through private placement	—	1,529,000
Proceeds from sale of common stock to employees and exercise of stock options	197,000	225,000
Issuance of common stock purchased through Employee Stock Purchase Plan	1,000	—
Payment of preferred stock dividends	(324,000)	(260,000)
Change in accounts payable and accrued expenses related to financing	—	(38,000)
Change in other long-term liabilities	—	(66,000)

Net cash (used in) provided by financing activities	(1,534,000)	1,488,000

Net change in cash and cash equivalents	2,459,000	725,000
Cash and cash equivalents - beginning of period	1,688,000	581,000

Cash and cash equivalents - end of period	$4,147,000	$1,306,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended March 31, 2008

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

3. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. On July 1, 2005, the Company elected to adopt the modified prospective transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during fiscal year 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $73,000 for the quarter ended March 31, 2008, or less than $0.01 per basic and diluted share. For the nine months ended March 31, 2008, the effect of applying this Statement was $243,000 or less than $0.02 per basic and diluted share.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. Pursuant to its Board compensation plan, for the three and nine months ended March 31, 2008, the Company issued 19,308 and 54,897 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $21,000 and $51,000, respectively. For the three months and nine months ended March 31, 2008, total stock compensation expense charged against income for these plans was $94,000 and $294,000, respectively, compared to $390,000 and $678,000, respectively, for the same periods of fiscal year 2007.

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

There were no stock option awards granted during the three months ended March 31, 2008 and 2007. The following are the assumptions made in computing the fair value of stock-based awards for the nine months ended March 31, 2008 and 2007:

	Nine months ended March 31,
	2008	2007
Average risk-free interest rate	4.26%	4.62%
Dividend yield	0%	0%
Expected term	8.4 years	5.9 years
Average expected volatility	0.96	1.05
Weighted average fair value of granted options	$0.75	$1.39

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

A summary of stock option activity during the nine months ended March 31, 2008 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2007	1,625,301	$0.93
Granted	597,000	0.84
Exercised	(531,942)	0.30
Forfeited	(46,603)	1.43

Outstanding at March 31, 2008	1,643,756	$1.12	$151,000

Exercisable at March 31, 2008	912,337	$1.20	$149,000

Weighted-average remaining contractual life	7.2 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2008 ranged from $0.17 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.34	111,299	$0.29	5.7 years	111,299	$0.29	5.7 years
0.35 – 0.91	1,056,000	0.77	8.1 years	518,583	0.67	6.8 years
1.05 – 63.33	476,457	2.09	8.0 years	282,455	2.51	7.7 years

	1,643,756			912,337

Assuming that no additional share-based payments are granted after March 31, 2008, unamortized stock compensation expense of $521,000 will be recognized in the statement of operations over a weighted average period of 2.9 years.

During fiscal 2008 fiscal year, the Company granted stock options to executive management in lieu of a cash bonus plan. A portion of the options will vest at June 30, 2008 if certain net income, service revenue and service margin targets are achieved. The Company has recorded $28,000 of expense for the three months ended March 31, 2008 due to the likelihood that the some of the performance criteria will be achieved and that vesting will accelerate on a portion of the options granted. Given the Company’s results, management believes that it is highly unlikely that all the performance criteria will be achieved, but in that event, the Company would record $294,000 in expense related to these options during the fourth quarter of fiscal year 2008.

4. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. The interest rate as of March 31, 2008 was the bank’s prime rate plus one-half percent, or 5.75%. The loan has a December 31, 2008 expiration date and is secured by all of the Company’s assets, except inventory.

The aggregate outstanding borrowings from the bank under this credit line were $0 and $1,408,000 at March 31, 2008 and June 30, 2007, respectively.

5. Income Taxes

Income tax expense during the nine months ended March 31, 2008 includes both federal and state income taxes, after adjusting for available net operating loss carryforwards from prior years. Income tax expense during the nine months ended March 31, 2008 relates to the recordation of state income taxes and a federal alternative minimum tax provision as a result of the Company’s profitable results. The Company has net operating loss carryforwards which will be used to offset some of its taxable income during fiscal year 2008. A portion of the federal net operating loss carryforwards is subject to an annual limit under Section 382 of the Internal Revenue Code. For all periods presented, valuation allowances have been provided for the full amount of all net deferred tax assets.

6. Earnings Per Share

Basic earnings per common share is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share includes the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of March 31, 2008, 8,865,588 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and nine months ended March 31, 2008, there were 5,306,559 and 5,013,559, respectively, shares of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$1,005,000	$(224,000)
Less: preferred stock dividends	(40,000)	(45,000)

Net income (loss) available to common stockholders	$965,000	$(269,000)

Denominator:
Weighted average shares outstanding - basic	16,304,013	14,484,564

Assumed conversion of dilutive preferred stock	3,660,244	—
Effect of outstanding dilutive stock options	192,311	—
Effect of outstanding dilutive stock warrants	110,474	—

Weighted average shares outstanding - diluted	20,267,042	14,484,564

Earnings (loss) per common share - basic	$0.06	$(0.02)

Earnings (loss) per common share - diluted	$0.05	$(0.02)

	Nine Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,349,000	$319,000
Less: preferred stock dividends	(324,000)	(260,000)

Net income available to common stockholders	$2,025,000	$59,000

Denominator:
Weighted average shares outstanding - basic	16,096,985	13,908,920

Assumed conversion of dilutive preferred stock	3,660,244	—
Effect of outstanding dilutive stock options	224,007	1,087,807

Effect of outstanding dilutive stock warrants	127,000	389,473

Weighted average shares outstanding - diluted	20,108,236	15,386,200

Earnings per common share - basic	$0.13	$0.00

Earnings per common share - diluted	$0.12	$0.00

7. Liquidity and Capital Resources

In June 2006, the Company raised capital through a sale of $4 million of its Series F Convertible Preferred Stock (“Series F”). Under the terms of the Purchase Agreement, the holders of the Series E shares received an option to require the Company to redeem up to 12.5% of their holdings ($500,000) each quarter beginning July 1, 2008. The holders of the Series F shares have informally expressed their intention to exercise this option and the Company expects to be required to fully redeem the entire $4 million during the next two fiscal years. Based on the current balance of cash and cash equivalents, the $5 million of unused line of credit that is available to the Company and cash to be generated from future operations and other available capital resources, management believes that it has sufficient sources of working capital to fund the redemption of the Series F issuance as well as its operations in the normal course of business.

The Company’s operations have continued to improve during this fiscal year and it has generated additional capital to further strengthen its balance sheet. As a result, as of March 31, 2008, stockholders’ equity was $8,737,000.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended March 31, 2008 to the three month period ended March 31, 2007. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. These financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2008	2007	% change
Revenues:
Product sales	$6,341,000	$9,094,000	(30.3)%
Service revenue	3,132,000	2,802,000	11.8%
Commission revenue	3,279,000	2,688,000	22.0%

Total revenues	$12,752,000	$14,584,000	(12.6)%

Revenues. Total revenues for the three months ended March 31, 2008 decreased $1,832,000 or 12.6% when compared to the same period in the prior fiscal year.

Product sales decreased 30.3% when compared to the same period in the prior fiscal year due to a smaller number of sales professionals employed by the Company, a weakening national economy and less production by the current sales force.

Service revenue showed continued growth, consistent with the Company’s operating plan, increasing by $330,000, or 11.8%, for the three months ended March 31, 2008 when compared to the same period in the prior fiscal year. The continued growth in services revenue resulted from a market driven need for additional services associated with upgrading to higher end vertical and 3D software products.

Commission revenue increased by 22%, or $591,000, for the three months ended March 31, 2008 when compared to the same period in the prior fiscal year. Included in commission revenues for the current fiscal quarter is a $770,000 commission that the Company earned from a single sale, the largest such sale and commission in the Company’s history. While management believes that it is unlikely that the Company will close a similarly sized sale in future periods, Avatech has in the past closed large sales of its products that yielded significant commission revenues and expects that large sales opportunities may arise in the future.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2008	2007	% change
Cost of revenue:
Cost of product sales	$4,413,000	$6,236,000	(29.2)%
Cost of service revenue	2,109,000	1,876,000	12.4%

Total cost of revenue	$6,522,000	$8,112,000	(19.6)%

Gross margin	$6,230,000	$6,472,000

Cost of revenue. The total cost of revenue decreased $1,590,000, or 19.6%, for the three months ended March 31, 2008 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 29.2% while product sales decreased 30.3% during the three months ended March 31, 2008 as compared with the same period the prior fiscal year. Product costs decreased at a lower rate than product revenues due to changes in costs and incentive plans made by the Company’s principal supplier, Autodesk.

Cost of service revenue increased $233,000, or 12.4%, for the three months ended March 31, 2008 when compared to the same period in the prior fiscal year, while service revenues increased $330,000 or 11.8%. Cost of service revenue as a percentage of related revenue remained nearly flat at 67.3% versus 67.0% during the three months ended March 31, 2008 when compared to the same period in the prior fiscal year. Service revenue per person increased this quarter over the same quarter last year as a result of a more experienced services team and greater management focus on improving such productivity.

Gross margin. The Company’s gross margin percentage increased to 48.9% for the three months ended March 31, 2008 as compared to 44.4% for the same period in the prior fiscal year, primarily due to the increased commission revenue as previously discussed.

Other Operating Expenses

	Three Months Ended March 31,
	2008	2007	% change
Other operating expenses:
Selling, general and administrative	$4,744,000	$6,403,000	(25.9)%
Depreciation and amortization	168,000	180,000	(6.7)%

Total other operating expenses	$4,912,000	$6,583,000	(25.4)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $1,659,000, or 25.9%, for the three months ended March 31, 2008 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of the total revenues was 37.2% for the three months ended March 31, 2008, down from 43.9% for the same period in the prior fiscal year. During the third quarter of fiscal year 2007, the Company incurred severance costs of $525,000 related to the departure of its President. Excluding the effect of the severance costs, the Company decreased its selling, general and administrative expenses for the quarter ended March 31, 2008 by $1.1 million when compared to the same period in the prior fiscal year through cost-cutting initiatives. The cost-cutting initiatives began during the fourth quarter of fiscal year 2007 and included a reduction in executive and senior management positions, three office closings, and elimination of non-critical positions.

Depreciation and Amortization. Depreciation and amortization expenses decreased $12,000, or 6.7%, for the three months ended March 31, 2008 when compared to the same period in the prior fiscal year as a result of fewer depreciable assets.

Interest and Other Income (Expense), net

	Three Months Ended March 31,
	2008	2007	% change
Interest and other income (expense)	$19,000	$(30,000)	(163.3)%

Interest and other income (expense). The Company earned $19,000 in net interest and other income during the three months ended March 31, 2008 compared to a net $30,000 in other expense during the same period in the prior fiscal year. The Company’s positive cash flow in recent quarters has resulted in minimal use of its line of credit and positive cash balances which the Company invests in overnight interest-earning accounts. During the same period in the prior fiscal year, the Company borrowed more against its line of credit, and earned substantially less interest due to its lower average cash balances.

Income Tax Expense

	Three Months Ended March 31,
	2008	2007	% change
Income tax expense	$332,000	$83,000	300.0%

Income Tax Expense. The Company recorded a tax provision of $332,000 during the three months ended March 31, 2008, a 300% increase over the $83,000 recorded for the same period in the prior fiscal year as a result of increased income before income taxes and limitations on the utilization of its operating loss carryforwards. During fiscal year 2007, the Company’s net income was fully offset by federal net operating losses, and the Company’s tax provision was necessary for federal alternative minimum tax as well as state and local income taxes.

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

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

The following tables set forth a comparison of the Company’s results of operations for the nine month period ended March 31, 2008 to the nine month period ended March 31, 2007. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The nine-month financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2008	2007	% change
Revenues:
Product sales	$20,960,000	$23,614,000	(11.2)%
Service revenue	8,635,000	7,767,000	11.2%
Commission revenue	8,505,000	7,660,000	11.0%

Total revenues	$38,100,000	$39,041,000	(2.4)%

Revenues. Total revenues for the nine months ended March 31, 2008 decreased $941,000 or 2.4% when compared to the same period in the prior fiscal year

Product sales decreased 11.2% when compared to the same period in the prior fiscal year mainly due to a smaller number of sales professionals employed by the Company, a weakening national economy and less production by the current sales force. However, the Company has increased its average sales and gross margin per salesperson during the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year and expects to show overall revenue growth in future quarters.

Service revenue showed continued growth, consistent with the Company’s operating plan, increasing by $868,000, or 11.2%, for the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year. The continued growth in services revenue resulted from a market driven need for additional services associated with upgrading to higher end vertical and 3D software products.

Commission revenue increased by 11.0%, or $845,000, for the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year. As previously discussed, $770,000 of the increase is due to a single sale which occurred during the third fiscal quarter. Excluding the effect of the single large sale, the Company achieved a modest increase in commission revenue despite having a smaller number of sales professionals. The increased productivity resulted from improved sales techniques for subscription contracts, which are classified as commission revenue.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2008	2007	% change
Cost of revenue:
Cost of product sales	$14,272,000	$15,418,000	(7.4)%
Cost of service revenue	6,129,000	5,442,000	12.6%

Total cost of revenue	$20,401,000	$20,860,000	(2.2)%

Gross margin	$17,699,000	$18,181,000

Costs of revenue. Total cost of revenue decreased $459,000, or 2.2%, for the nine months ended March 31, 2008 as compared to the same period in the prior fiscal year.

Cost of product sales decreased 7.4% while product sales decreased 11.2% during the nine months ended March 31, 2008 when compared with the same period the prior fiscal year. Product costs decreased at a lower rate than product revenues due to changes in costs and incentive plans made by the Company’s principal supplier, Autodesk. The Company continues to improve its sales strategies and has increased average revenue and margin per salesperson during the nine months ended March 31, 2008, when compared to the same period in the prior fiscal year.

Cost of service revenue increased $687,000, or 12.6%, for the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year, while service revenues increased $868,000 or 11.2%. Cost of service revenue as a percentage of related revenue remained almost flat, increasing to 71.0% versus 70.1% during the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year. The Company received funds from its principal supplier to offset the cost of newly hired services personnel during the nine months ended March 31, 2007 but received no such funds during the same period of the current fiscal year 2008, and this was the primary reason for the increased services cost. Service revenue per person increased during the nine months ended March 31, 2008 over the same period last year as a result of a more experienced services team and greater management focus on improving such productivity.

Gross margin. The Company’s gross margin percentage remained virtually flat at 46.5% for the nine months ended March 31, 2008 versus 46.6% for the same period in the prior fiscal year.

Other Operating Expenses

	Nine Months Ended March 31,
	2008	2007	% change
Other operating expenses:
Selling, general and administrative	$14,093,000	$16,998,000	(17.1)%
Depreciation and amortization	523,000	515,000	1.6%

Total other operating expenses	$14,616,000	$17,513,000	(16.5)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $2,905,000, or 17.1%, for the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of the total revenues was 37.0% for the nine months ended March 31, 2008, down from 43.5% for the same period in the prior fiscal year. During the third quarter of fiscal year 2007, the Company incurred severance costs of $525,000 related to the resignation of its President. Excluding the effect of the severance costs, the Company decreased its selling, general and administrative expenses for the quarter ended March 31, 2008 by $2.4 million when compared to the same period in the prior fiscal year through cost-cutting initiatives. The cost-cutting initiatives began during the fourth quarter of fiscal year 2007 and included a reduction in executive and senior management positions, three office closings, and elimination of non-critical positions.

Depreciation and Amortization. Depreciation and amortization expenses remained almost flat, increasing $8,000, or 1.6%, for the nine months ended March 31, 2008 when compared to the same period in the prior fiscal year as a result of purchases of fixed assets.

Interest and Other Income (Expense), net

	Nine Months Ended March 31,
	2008	2007	% change
Interest and other income (expense)	$55,000	$(150,000)	(136.7)%

Interest and other income (expense). The Company earned $55,000 in other income, net, during the nine months ended March 31, 2008 compared to a net $150,000 in other expense during the same period in the prior fiscal year. The Company’s positive cash flow in recent quarters has resulted in minimal use of its line of credit and positive cash balances which the Company invests in overnight interest-earning accounts. During the same period in the prior fiscal year, the Company borrowed more against its line of credit, and earned substantially less interest due to its lower average cash balances.

Income Tax Expense

	Nine Months Ended March 31,
	2008	2007	% change
Income tax expense	$789,000	$199,000	296.5%

Income Tax Expense. The Company recorded a tax provision of $789,000 during the nine months ended March 31, 2008, a 296.5% increase over the $199,000 recorded for the same period in the prior fiscal year as a result of increased income before income taxes and limitations on the utilization of its operating loss carryforwards.

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

In June 2006, the Company raised capital through a sale of $4 million of its Series F Convertible Preferred Stock (“Series F”). Under the terms of the Purchase Agreement, the holders of the Series E shares received an option to require the Company to redeem up to 12.5% of their holdings ($500,000) each quarter beginning July 1, 2008. The holders of the Series F shares have informally expressed their intention to exercise this option and the Company expects to be required to fully redeem the entire $4 million during its next two fiscal years. Based on the current balance of cash and cash equivalents, the $5 million of unused line of credit that is available to the Company and cash to be generated from future operations and other available capital resources, management believes that it has sufficient sources of working capital to fund the redemption of the Series F issuance as well as its operations in the normal course of business.

The Company’s operating assets and liabilities consist primarily of accounts receivable, inventory and accounts payable. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management but has increased inventories at times to take advantage of special pricing and rebates offered by its main supplier. The Company purchases approximately 92% of its product from one principal supplier which provides $4 million of available credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Net investing activities for the nine months ended March 31, 2008 were approximately $234,000, compared to $619,000 for the same period in 2007. For the nine months ended March 31, 2007, this balance also included payments made to acquire the customer list of TTS, Inc.

For the nine months ended March 31, 2008, net cash provided by operating activities was $4,227,000, compared with $144,000 cash used in operating activities during the same period in 2007, resulting primarily from increased net income coupled with improved collection of accounts receivable.

For the nine months ended March 31, 2008, the Company used $1,534,000 in financing activities due to repayments made on borrowings drawn against the line of credit as compared to being provided $1,488,000 of cash for the same period in 2007. For the nine months ended March 31, 2008, the Company paid down $1,408,000 of the outstanding balance on the line of credit.

The Company maintains the line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25%. Based on the Company’s capital structure, the interest rate for the quarter ended March 31, 2008 was the bank’s prime rate plus one-half percent, or 5.75%. The loan has a December 31, 2008 expiration date and is secured by all of the Company’s assets, except inventory.

There were no outstanding borrowings from the bank under this line of credit as of March 31, 2008 and approximately $1.4 million as of March 31, 2007.

The Company had no long-term debt at March 31, 2008, and had working capital of $3,939,000.

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

Below is a summary of the Company’s contractual obligations and commitments at March 31, 2008:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Interest on fixed rate obligations	1,000	1,000	—	—	—
Operating leases	4,225,000	1,314,000	2,041,000	817,000	53,000
Capital lease obligations	1,000	1,000	—	—	—

Total obligations	$4,227,000	$1,316,000	$2,041,000	$817,000	$53,000

Market Risk

The Company is exposed to market risk from changes in interest rates associated with its variable rate line of credit. At March 31, 2008, there was no outstanding debt on the variable rate line of credit. The Company may, however, borrow against this line of credit in future periods for normal, recurring business transactions. Assuming the expected levels of borrowings at variable rates and assuming a 100 basis point change in the average interest rate under these borrowings, the Company estimates that its interest expense and net income would not change by a material amount in future reporting periods. In the event of an adverse change in interest rates, management would likely take actions to further mitigate this exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4T.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2008 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AVATECH SOLUTIONS, INC.

Date: May 14, 2008	By	/s/ George M. Davis
George M. Davis
President and Chief Executive Officer

Date: May 14, 2008	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)