Form 10-K
period 2008-06-30
AVATECH SOLUTIONS INC
filed 2008-09-29
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant as of September 10, 2008 was approximately $16,901,394.

The number of shares of common stock outstanding as of September 10, 2008 was 16,734,051.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Stockholders.

This Annual Report of Avatech Solutions, Inc. on Form 10-K for the year ended June 30, 2008 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech Solutions, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Avatech Solutions, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Avatech Solutions, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Avatech Solutions, Inc.’s business or operations. Except as required by applicable laws, Avatech Solutions, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Background

Avatech Solutions, Inc. was formed as a Delaware corporation on September 9, 1996. During fiscal years 1997 through 1999, the Company consummated business combinations with ten companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States. When used throughout this report, the terms “Avatech”, “the Company”, “we”, “us” and “our” refer to Avatech Solutions, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

In November 2002, Avatech Solutions, Inc. completed a merger with PlanetCAD, Inc. and became a wholly owned subsidiary of PlanetCAD, Inc., after which PlanetCAD changed its name to Avatech Solutions, Inc. and the original Avatech Solutions, Inc. changed its name to Avatech Solutions Subsidiary, Inc. As a result of the merger, PlanetCAD’s shareholders retained twenty-five percent of the surviving company and, in exchange for all of the common stock of the original Avatech Solutions, Inc., the shareholders of the original Avatech Solutions, Inc. were issued registered shares constituting seventy-five percent of the surviving company’s outstanding common stock. The original Avatech Solutions, Inc. was deemed to have acquired PlanetCAD because its shareholders received the majority of the common stock of the surviving company.

General

The Company is a leader in design, engineering, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. Avatech specializes in software resale, technology consulting, implementation, integration, training, and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company’s clients include corporations, government agencies, and educational institutions nationwide.

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

Avatech’s sales and service delivery network consists of approximately 204 employees operating out of eighteen business offices across the United States. The Company has a sales database that has over 210,000 point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s strategy is to focus on leveraging the solid core business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently, the Company expects to identify and engage in diverse software and services opportunities through strategic relationship development and acquisitions. Avatech plans on taking advantage of its established brand, its geographic footprint, its technical expertise and its solid balance sheet to accomplish their strategic objectives. Thus, the strategic plan calls for the Company to continue to profitably grow its Autodesk business, to leverage its market position and core competencies to continue to grow the Services component of its business and to strategically diversify its product and service offerings in order to expand its presence within its market.

Avatech has a software development team within its professional services group that is charged with the responsibility of developing software-based solutions for customers that improve the customers’ design workflow processes. These may include sales-oriented configuration tools or engineering-oriented automation and integration tools. The solutions often involve automating or enhancing the software products the Company sells. While focused on professional services, the team has developed a variety of small applications which are packaged and sold commercially to its customers. It is Avatech’s intention to continue the development of these applications as well as identify new areas for commercial software development.

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

Integrated Workplace Management Systems (IWMS) and Computer Aided Facilities Management (CAFM) systems enable organizations to make informed strategic and business decisions that optimize return on investment, lower asset lifecycle costs, and increase enterprise-wide productivity and profitability. Organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries, use these solutions to deliver timely, relevant facilities information as part of their strategic business plans.

Geographic Information Systems (GIS) permit users to link together disparate data files (maps, aerial photos, tax records, marketing data, etc.) and provide the user with a unified image and knowledge base of a specific geographic location or building location. When combined with information from a facilities management system, information from GIS applications provide an integrated facilities view that allows enhanced analysis in various spatial contexts for professionals responsible for asset tracking, maintenance, emergency preparedness, space allocation, and construction planning.

The Company sells, customizes, and implements IWMS and CAFM solutions through its dedicated salespeople, technical specialists, and a network of strategic partners. It also provides GIS database development services to facilities management customers, both through its employees and strategic partners.

Services

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, and symbol library development. The Company employs over eighty five industry specialists who provide professional services to its design automation customers

Avatech offers training courses in over fifty-five different subjects related to various software solutions offered at eighteen training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by sixty-eight technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user telephone support services through its National Support Center (NSC). A staff of seven full-time technology consultants assist customers with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through e-mail, web, telephone, and fax channels.

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, and symbol library development. The Company employs over ninety industry specialists who provide professional services to its design automation customers.

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

INCAT, a Tata Technologies Company, is a systems integrator for design automation products with offices located in twelve countries and has headquarters in the United States, Germany, and India. While the Company believes that INCAT has greater revenues than Avatech, the Company estimates that the Autodesk portion of INCAT’s business is less than its Autodesk business.

RAND is a large, global computer-aided design and engineering technology company, however the Company believes that its United States Autodesk-related business is larger than that of RAND. RAND, headquartered in Canada, has its U.S. offices in the Northern Pacific, Midwest, Northeast, New England and Florida. In November 2007, RAND was purchased by Ampersand Ventures, a Massachusetts-based private equity firm.

Data Management. In this market, the Company faces similar competition from local and regional Autodesk resellers in its design automation business.

Facilities Management. The Company provides IWMS and CAFM solutions to organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries. As a reseller of technology from Autodesk, ARCHIBUS and Idisis, the Company competes with not only competitive applications but also other resellers of the products it represents.

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

On February 1, 2008, the Company entered into a renewable Authorized Channel Partner Agreement with Autodesk. The renewable agreement dated February 1, 2008 has a term of three years but provides targets for a one-year period. Under this agreement, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products and identifies targets for the upcoming year. The Company must achieve yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2008, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $36.2 million. This agreement authorizes the Company to sell certain software products to certain customers in specific geographic areas of the United States and there are no clauses in this agreement that limit or restrict the services that the Company can offer to customers.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2008, the revenues generated by our top ten customers represented approximately seven percent of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

Intellectual Property

The Company regards its technology and other proprietary rights as essential to its business. As such, it relies on copyright, trade secret, confidentiality procedures, contract provisions, and trademark law to protect its technology and intellectual property. Avatech has confidentiality agreements with its consultants and corporate partners and controls access to, and distribution of, its products, documentation, and other proprietary information.

Avatech owns several federally registered trademarks, including “AVATECH SOLUTIONS,” and “AVANEWS,” and has other trademark applications pending, but we have no patents or patent applications pending. There were a number of other trademarks acquired as a result of the merger with PlanetCAD.

This Annual Report contains trademarks and trade names of Avatech Solutions, Inc. and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Employees

At June 30, 2008, the Company had approximately 204 employees located in eighteen offices throughout the United States, of which 202 are full-time employees. Approximately 35 of its employees are located at its corporate headquarters in Maryland, which also houses a training facility and some sales personnel. None of its employees are represented by collective bargaining agreements, and it has never experienced a work stoppage. The Company believes that its employee relations are good.

Available Information

The Internet website for Avatech Solutions is www.avatech.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files with or furnishes such materials to the SEC. The Company’s executive offices are located at 10715 Red Run Blvd, Suite 101, Owings Mills, Maryland 21117 and its telephone number is (410) 581-8080.

ITEM 2.	PROPERTIES

Corporate offices are located in Owings Mills, Maryland where the Company leases approximately 13,430 square feet of office space, pursuant to a lease which expires on July 31, 2011. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Location	Square Footage	Term
Colorado—Greenwood Village	7,462	12/31/2011
Florida—Tampa	4,103	3/31/2014
Indiana—Indianapolis	2,871	2/28/2013
Illinois— Chicago	2,369	12/31/2011
Iowa—Cedar Rapids	4,003	5/31/2011
Iowa—Des Moines	3,027	7/31/2011
Minnesota—St. Paul	2,782	3/31/2012
Michigan—Troy	4,588	3/31/2014
Nebraska—Omaha	5,473	8/31/2013
North Carolina-Charlotte	3,500	10/31/2010
North Carolina—High Point	1,764	4/30/2011
North Carolina—Morrisville	3,671	11/30/2011
Ohio—Beachwood	2,528	11/30/2010
Texas—Houston	2,447	12/31/2008
Texas—Irving	6,920	4/30/2013
Virginia—Richmond	1,832	3/31/2011
Virginia—Virginia Beach	5,887	10/31/2009

Not listed are leases for space that have been vacated if the sublessee’s payments defray, in whole or in substantial part, the Company’s lease payment obligations. Lease payments made during the last two fiscal years with respect to these properties are discussed in Note 12 to the audited consolidated financial statements presented elsewhere in this report.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Data

Avatech’s common stock is trading on the OTC Bulletin Board under the symbol “AVSO.OB”. The following table indicates the high and low bid prices per share, rounded to the nearest whole cent, as available through the OTC market for all periods presented. The OTC quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	$1.20	$0.60
Second Quarter	1.03	0.77
Third Quarter	0.95	0.77
Fourth Quarter	0.95	0.74

Fiscal Year Ended June 30, 2007
First Quarter	$2.11	$1.35
Second Quarter	1.90	1.25
Third Quarter	1.78	1.40
Fourth Quarter	1.55	1.10

Recent Closing Prices

On September 10, 2008, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $1.01.

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

The Series D, Series E and Series F Convertible Preferred Stock are eligible for 10% annual, cumulative dividends. The Series D and Series E dividends are payable quarterly and Series F dividends are paid semi-annually as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the common stock and all other outstanding shares of equity securities. For the year ended June 30, 2008, dividends totaling $565,000 were paid to preferred shareholders.

Number of Stockholders

As of September 5, 2008, there were 1,834 holders of record of common stock, 11 holders of Series D Convertible Preferred Stock, 26 holders of Series E Convertible Preferred Stock, and 2 holders of Series F Convertible Preferred Stock.

Equity Compensation Plan Information

The following table provides information, as of June 30, 2008, with respect to all compensation arrangements that we maintain under which we may issue shares of common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	1,678,205	$1.11	569,050
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,678,205	$1.11	569,050

(1)	This amount includes 267,994 shares of stock that may be issued under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board may determine.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2008, we did not purchase any equity securities of the Company.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2008, we did not sell any unregistered equity securities.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy.

•	Profitably grow its consulting and services business by leveraging its experts in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

Product Sales. Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and visualization and animation technology;

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration; and

•	Cyco engineering data management solutions using Meridian software.

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

Service Revenue. Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 89 personnel associated with these types of services.

Commission Revenue. The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk, and self-paced training to help extend its customers skills. Based on the Company’s analysis of the Autodesk Subscription program, it records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, leasehold improvements and acquired customer lists. The Company computes depreciation and amortization expenses using the straight-line method. Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2008 was $282,000. The Company estimates total amortization expense to remain consistent for each of the five succeeding fiscal years. Total depreciation expense for the year ended June 30, 2008 was $411,000.

Interest Expense. For the years ended June 30, 2008 and 2007, interest expense consisted primarily of interest on a revolving line-of-credit.

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

Income Taxes. At June 30, 2008, the Company had federal net operating loss carryforwards totaling approximately $1.2 million, which will begin to expire in 2012. The federal net operating loss carryforwards at June 30, 2008 are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

The Company recognized net deferred tax assets of $262,000 during fiscal year 2008 resulting from the Company’s net operating loss carryforwards and temporary differences between book and tax expense. In prior years, the Company fully offset such deferred tax assets with a valuation allowance because the Company could not predict with reasonable assurance that such assets could be utilized. By the end of fiscal year 2008, however, the Company has consistently demonstrated its ability to generate taxable income and believes it is more likely than not that the $262,000 in net deferred tax assets will be realized in the future.

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

Selected Revenue Information for Years Ended June 30, 2008 and 2007

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2008	2007
Revenue:
Product sales	55.7%	59.6%
Service revenue	22.9%	21.2%
Commission revenue	21.4%	19.2%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	37.9%	39.5%
Cost of service revenue	16.4%	14.7%

Total cost of revenue	54.3%	54.2%

Gross margin	45.7%	45.8%

Other operating expenses:
Selling, general and administrative	37.3%	44.8%
Depreciation and amortization	1.4%	1.4%

Total other operating expenses	38.7%	46.2%

Operating income (loss)	7.0%	(0.4)%

Other income (expense):
Interest and other income	0.3%	0.1%
Interest expense	(0.1)%	(0.4)%

Total other income (expense)	0.2%	(0.3)%

Income (loss) from before income taxes	7.2%	(0.7)%
Income tax expense	(1.0)%	0.4%

Net income (loss)	6.2%	(1.1)%

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Revenue

	Year ended June 30,
	2008	2007	% change
Revenue:
Product sales	$27,650,000	$30,125,000	(8.2)%
Service revenue	11,363,000	10,689,000	6.3%
Commission revenue	10,631,000	9,721,000	9.4%

Total Revenue:	$49,644,000	$50,535,000	(1.8)%

Revenue: Total revenue for the year ended June 30, 2008 decreased by $891,000 or 1.8% over the prior fiscal year primarily as a result of a reduction in the average number of sales professionals employed by the Company. The Company’s strategy for fiscal year 2008 was to realign its cost structure, including limiting the hiring of sales and engineering professionals, in order to return to profitability. Management believes that it now has the processes and systems in place to help assure continued and consistent profitability and has begun to institute a plan to grow its sales force gradually during fiscal 2009 and to focus on increasing its revenues. The Company is experiencing some effects of the weakened national economy which may hinder its future growth plans but remains committed to sales and personnel strategies which should allow for revenue growth during fiscal year 2009.

Product sales decreased $2,475,000 or 8.2% for the year ended June 30, 2008 as compared to the prior fiscal year. The decrease in product sales is due primarily to the previously discussed decrease in the number of sales professionals.

Service revenues increased $674,000 or 6.3% for the year ended June 30, 2008 as compared to the prior fiscal year. The continued growth in service revenue resulted from a market driven need for additional services associated with upgrading to higher-end vertical and 3D software products.

Commission revenues increased $910,000 or 9.4% for the year ended June 30, 2008 as compared to the prior fiscal year. Included in commission revenues for the current fiscal year is a $770,000 commission that the Company earned from a single sale, the largest such sale and commission in the Company’s history. In addition to the large sale, commission revenues grew at a faster rate than product revenues due to improved sales processes for subscription contract renewals.

Cost of Revenue

	Year ended June 30,
	2008	2007	% change
Cost of revenue:
Cost of product sales	$18,801,000	$19,963,000	(5.8)%
Cost of service revenue	8,145,000	7,416,000	9.8%

Total cost of revenue	$26,946,000	$27,379,000	(1.6)%

Gross margin	$22,698,000	$23,156,000	(2.0)%

Cost of Revenue: Total cost of revenue decreased $433,000, or 1.6%, for the year ended June 30, 2008 as compared to the prior fiscal year.

Cost of product sales decreased 5.8% while product sales decreased 8.2% during the year ended June 30, 2008 as compared with the prior fiscal year. Product costs decreased at a lower rate than product revenues due to changes in costs and incentive plans made by the Company’s principal supplier, Autodesk.

Cost of service revenue increased by 9.8% while service revenue increased by 6.3% during the year ended June 30, 2008 as compared with the prior fiscal year. During fiscal year 2007, the Company received vendor funding to offset the costs of hiring new service professionals in greater amounts than during fiscal year 2008. Had the vendor funding been the same in both years, cost of service revenue would have increased at a lower rate than service revenue.

Gross Margin: The Company’s gross margin percentage remained nearly unchanged, decreasing to 45.7% for the year ended June 30, 2008 from 45.8% for the prior fiscal year.

Other Operating Expenses

	Year ended June 30,
	2008	2007	% change
Other operating expenses:
Selling, general and administrative	$18,507,000	$22,659,000	(18.3)%
Depreciation and amortization	693,000	689,000	0.6%

Total other operating expenses	$19,200,000	$23,348,000	(17.8)%

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2008 were approximately $18.5 million, compared to $22.7 million for the fiscal year ended June 30, 2007, a decrease of $4.2 million, or 18.3%. During fiscal year 2007, the Company incurred charges of $1.3 million resulting primarily from severance costs and the closing of two offices. The remaining $2.9 million decrease resulted from the Company’s cost reduction efforts which began during the fourth quarter of fiscal year 2007 and included a reduction in executive and senior management positions, three office closings, and elimination of non-critical positions.

Depreciation and Amortization: Depreciation and amortization expenses remained relatively unchanged, increasing $4,000 over fiscal year 2007 as the Company made routine acquisitions and disposals of property.

Other Income (Expense)

	Year ended June 30,
	2008	2007	% change
Other income (expense):
Interest and other income	$114,000	$62,000	83.9%
Interest expense	(28,000)	(198,000)	(85.9)%

Total other income (expense)	$86,000	$(136,000)	(163.2)%

Through its cash flows from operations, the Company increased its cash balances by $3.8 million and completely paid down its line of credit balance during fiscal year 2008. The increased cash balances resulted in increased interest income and the payoff of the line of credit balance resulted in significantly decreased interest expense.

Income Tax Expense

	Year ended June 30,
	2008	2007	% change
Income tax expense	$493,000	$227,000	117.2%

Income tax expense increased to $493,000 in fiscal year 2008 from $227,000 in fiscal year 2007 as the Company increased its pretax income to $3.6 million in 2008 from a loss of $328,000 in 2007. The Company recognized net deferred tax assets of $262,000, resulting from the Company’s net operating loss carryforwards and temporary differences between book and tax expense, which reduced income tax expense during fiscal year 2008. In prior years, the Company did not recognize deferred tax assets due to uncertainty about the Company’s ability to generate sufficient taxable income to utilize such assets. By the end of fiscal year 2008, however, the Company has consistently demonstrated its ability to generate taxable income and believes it is more likely than not that the $262,000 in net deferred tax assets will be realized in the future.

During fiscal year 2008, the Company’s taxable income was offset by approximately $600,000 of net operating loss carryforwards. At June 30, 2008, the Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation.

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Revenue

	Year ended June 30,
	2007	2006	% change
Revenue:
Product sales	$30,125,000	$25,364,000	18.8%
Service revenue	10,689,000	7,399,000	44.5%
Commission revenue	9,721,000	6,857,000	41.8%

Total Revenue:	$50,535,000	$39,620,000	27.6%

Revenue: Total revenue for the year ended June 30, 2007 increased by $10.9 million, or 27.6%, over the prior fiscal year with all three revenue categories showing significant increases. Approximately 74% of the revenue increases were a direct result of the May 30, 2006 acquisition of Sterling Systems & Consulting. Ignoring the effect of the Sterling acquisition, the Company’s total revenues would have increased 7.3% during fiscal year 2007. Revenues from the former Sterling offices included product sales of $6,440,000, service revenue of $1,367,000 and commission revenue of $1,383,000 for the year ended June, 2007, or a total of $9,190,000 compared with $858,000 in product sales, $112,000 in service revenue and $110,000 in commission revenue for a total of $1,080,000 for the one month of Sterling operations included in fiscal year 2006.

Product sales increased $4,761,000 or 18.8% for the year ended June 30, 2007 as compared to the prior fiscal year. Product sales increased substantially, but at a lower rate than commission revenues which was the result of transitioning more customers to subscription contracts that provided customers access to all product upgrades during the subscription period. The emphasis on selling subscription contracts resulted in increased margins in the form of commission revenues while providing a better value to our customers.

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

Cost of Revenue

	Year ended June 30,
	2007	2006	% change
Cost of revenue:
Cost of product sales	$19,963,000	$15,002,000	33.1%
Cost of service revenue	7,416,000	5,167,000	43.5%

Total cost of revenue	$27,379,000	$20,169,000	35.8%

Gross margin	$23,156,000	$19,451,000	19.1%

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

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2007 were approximately $22.7 million, compared to $16.5 million for the fiscal year ended June 30, 2006, an increase of $6.1 million, or 37.2%. The operations acquired from Sterling Systems & Consulting on May 30, 2006 increased selling, general and administrative expenses by $2.1 million. In addition, during fiscal 2007 the Company incurred approximately $1.3 million of one-time charges resulting primarily from severance costs and the closing of two offices. The remaining increase resulted from additions to sales and administrative staff.

Depreciation and Amortization: Depreciation and amortization expenses increased $301,000, or 77.6%, for the year ended June 30, 2007 when compared to the prior fiscal year. These expenses increased due to the Company’s investment in upgrading its information technology infrastructure, purchases of new computers and the amortization of a customer list recorded as a result of the Company’s purchase of Sterling in May 2006.

Other Income (Expense)

	Year ended June 30,
	2007	2006	% change
Other income (expense):
Gain on early extinguishment of debt	$—	$233,000	(100.0)%
Interest and other income	62,000	34,000	82.4%
Interest expense	(198,000)	(549,000)	(63.9)%

Total other income (expense)	$(136,000)	$(282,000)	(51.8)%

In January 2006, as part of a refinancing of its lines of credit, the Company prepaid a note payable to a vendor at a discount yielding the gain on early extinguishment of debt of $233,000. Interest expense decreased due to reductions of long-term debt and reduced average borrowings on the Company’s line of credit. The increase in other income was the result of a sublease which began during the fourth quarter of fiscal year 2006 and was in place for the entire fiscal year 2007.

Income Tax Expense

	Year ended June 30,
	2007	2006	% change
Income tax expense	$227,000	$56,000	(305.4)%

Income tax expense was $227,000 and $56,000 in fiscal years 2007 and 2006, respectively. Tax expense resulted from the payments of federal alternative minimum tax, state and local income taxes. Although the Company had significant net operating loss carryforwards, it was required to pay alternative minimum taxes of $47,000 for 2007.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock.

The Company has an existing line of credit which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the quarter ended June 30, 2008 was the bank’s prime rate plus one-half percent ( 1/2%), or 5.50%. The loan will expire on December 31, 2008 and is secured by all of the Company’s assets, except inventory. The Company expects to renew the line of credit prior to its expiration.

During fiscal year 2008, the Company paid off its line of credit balance and generated a $5.5 million cash balance through positive cash flows from operations. Previously, the outstanding balance of the line of credit at June 30, 2007 was $1,408,000.

The Company’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize its inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 97% of its product from one principal supplier which provides it with credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for fiscal 2008 decreased to $304,000 from $456,000 for the same period in 2007 as a result of a decreased need for new or upgraded IT equipment and infrastructure due to purchases in recent years.

The Company had no outstanding long-term debt at June 30, 2008, and had a working capital surplus of approximately $4.5 million. As a result of its operations and the infusions of capital, the Company’s working capital needs have stabilized and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its lines of credit.

On July 1, 2008, pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Company redeemed 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated interest of approximately $12,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock on July 1, October 1, January 1 and April 1 of 2008 and 2009 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity.

Since Avatech is one of the largest resellers of Autodesk software and since Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company fully expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement was renewed on February 1, 2008. In addition, the Company continues to diversify its revenues by increasing its service revenues and the sale of non-Autodesk software.

Below is a summary of the Company’s contractual obligations and commitments at June 30, 2008:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Operating leases	$4,504,000	$1,293,000	$2,217,000	$885,000	$109,000

Total obligations	$4,504,000	$1,293,000	$2,217,000	$885,000	$109,000

Off Balance Sheet Transactions

We are not party to any off-balance sheet transactions as defined in Item 303 of the SEC’s Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting during the fourth quarter of the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2008. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(a)(1) and (c). Financial Statements.

Financial Statement Schedule—Schedule II

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts —describe		Deductions —describe		Balance at end of period
Year Ended June 30, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$188,000	$36,000	$—		$(84,000	)(1)	$140,000
Valuation allowance for net deferred tax assets	$939,000	$—	$—		$(939,000	)(2)	$—

Year Ended June 30, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$112,000	$174,000	$—		$(98,000	)(1)	$188,000
Valuation allowance for net deferred tax assets	$1,202,000	$—	$(263,000	)(2)	$—		$939,000

(1)	Uncollectible accounts written off, net of recoveries

(2)	Decrease in valuation allowance, net of temporary differences

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) and (c). Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits filed or furnished with this annual report are listed in the Exhibit List that immediately follows page F-21 of this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: September 29, 2008	By:	/s/ GEORGE M. DAVIS
George M. Davis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARNETT Y. CLARK, JR.	By:	/s/ W. JAMES HINDMAN
	Garnett Y. Clark, Jr. , Director		W. James Hindman, Director

September 29, 2008		September 29, 2008

By:	/s/ GEORGE W. COX	By:	/s/ ROBERT J. POST
	George W. Cox, Director		Robert J. Post, Director

September 29, 2008		September 29, 2008

By:	/s/ EUGENE J. FISCHER	By:	/s/ DAVE REYMANN
	Eugene J. Fischer, Director		Dave Reymann, Director

September 29, 2008		September 29, 2008

By:	/s/ GEORGE M. DAVIS	By:	/s/ THOM WAYE
	George M. Davis, President and Chief Executive Officer		Thom Waye, Director and Board Chair

September 29, 2008		September 29, 2008

		By:	/s/ LAWRENCE RYCHLAK
Lawrence Rychlak, Chief Financial Officer

September 29, 2008

FINANCIAL STATEMENTS AND SCHEDULES

Avatech Solutions, Inc. and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only this management’s report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”). Based on its evaluation, management has concluded that Company’s internal control over financial reporting is effective.

September 17, 2008

/s/ George M. Davis	/s/ Lawrence Rychlak
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avatech Solutions, Inc.

We have audited the consolidated balance sheets of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Avatech Solutions, Inc. is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of Avatech Solutions, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 18, 2008

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,488,000	$1,688,000
Accounts receivable, less allowance of $140,000 in 2008 and $188,000 in 2007	7,394,000	7,402,000
Other receivables	264,000	492,000
Inventory	422,000	902,000
Prepaid expenses and other current assets	387,000	356,000

Total current assets	13,955,000	10,840,000

Property and equipment:
Computer software and equipment	3,189,000	2,907,000
Office furniture and equipment	1,176,000	1,212,000
Leasehold improvements	167,000	167,000

	4,532,000	4,286,000
Less accumulated depreciation and amortization	(3,751,000)	(3,352,000)

	781,000	934,000
Customer list, net of accumulated amortization of $666,000 in 2008 and $387,000 in 2007	1,521,000	1,803,000
Goodwill	5,968,000	5,888,000
Deferred income taxes, net	262,000	—
Other assets	109,000	109,000

Total assets	$22,596,000	$19,574,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,823,000	$5,617,000
Accrued compensation and related benefits	859,000	1,461,000
Borrowings under line of credit	—	1,408,000
Current portion of long-term debt	—	31,000
Deferred revenue	1,085,000	1,094,000
Income taxes payable	650,000	18,000
Other current liabilities	8,000	96,000

Total current liabilities	9,425,000	9,725,000

Series F Convertible Preferred Stock	3,629,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized; 1,298,728, issued as of June 30, 2008 and 2007; 1,090,171 and 1,106,929 outstanding at June 30, 2008 and 2007 respectively; aggregate liquidation preference of $1,612,000 and $1,714,000 at June 30, 2008 and 2007, respectively	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,491,244 at June 30, 2008 and 15,482,036 at June 30, 2007	164,000	155,000
Additional paid-in capital	12,928,000	12,706,000
Accumulated deficit	(3,561,000)	(6,652,000)

Total stockholders’ equity	9,542,000	6,220,000

Total liabilities and stockholders’ equity	$22,596,000	$19,574,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended June 30,
	2008	2007
Revenues:
Product sales	$27,650,000	$30,125,000
Service revenue	11,363,000	10,689,000
Commission revenue	10,631,000	9,721,000

	49,644,000	50,535,000
Cost of revenue:
Cost of product sales	18,801,000	19,963,000
Cost of service revenue	8,145,000	7,416,000
	26,946,000	27,379,000

Gross margin	22,698,000	23,156,000

Other operating expenses:
Selling, general and administrative	18,507,000	22,659,000
Depreciation and amortization	693,000	689,000

	19,200,000	23,348,000

Operating income (loss)	3,498,000	(192,000)

Other income (expense):
Interest and other income	114,000	62,000
Interest expense	(28,000)	(198,000)

	86,000	(136,000)

Income (loss) before income taxes	3,584,000	(328,000)
Income tax expense	493,000	227,000

Net income (loss)	$3,091,000	$(555,000)

Earnings (loss) per common share—basic	$0.16	$(0.07)

Earnings (loss) per common share—diluted	$0.15	$(0.07)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2006	1,190,387	$12,000	13,517,296	$135,000	$10,601,000	$(6,097,000)	$4,651,000
Issuance of common stock as compensation	—	—	54,962	—	83,000	—	83,000
Issuance of common stock upon the exercise of warrants	—	—	30,770	—	24,000	—	24,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	173,583	2,000	207,000	—	209,000
Issuance of common stock through private placement	—	—	1,085,170	11,000	1,531,000	—	1,542,000
Issuance of common stock pursuant to anti-dilution provision of previous offering	—	—	27,840	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	222,525	3,000	111,000	—	114,000
Vesting of stock options issued to employees	—	—	—	—	656,000	—	656,000
Conversion of preferred stock into common stock	(83,458)	(1,000)	369,890	4,000	(3,000)	—	—
Preferred stock dividends	—	—	—	—	(504,000)	—	(504,000)
Net loss	—	—	—	—	—	(555,000)	(555,000)

Balance at June 30, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$(6,652,000)	$6,220,000

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$(6,652,000)	$6,220,000
Issuance of common stock as compensation	—	—	76,584	—	70,000	—	70,000
Issuance of common stock upon the exercise of warrants	—	—	133,849	1,000	98,000	—	99,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	91,935	1,000	82,000	—	83,000
Issuance of common stock upon the exercise of stock options	—	—	531,941	5,000	110,000	—	115,000
Vesting of stock options issued to employees	—	—	—	—	429,000	—	429,000
Conversion of preferred stock into common stock	(16,758)	—	174,899	2,000	(2,000)	—	—
Preferred stock dividends	—	—	—	—	(565,000)	—	(565,000)
Net income	—	—	—	—	—	3,091,000	3,091,000

Balance at June 30, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$3,091,000	$(555,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts, net of recoveries	(30,000)	114,000
Depreciation and amortization	693,000	689,000
Non-cash stock compensation expense	499,000	739,000
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	266,000	(2,217,000)
Inventory	480,000	512,000
Prepaid expenses and other current assets	(31,000)	(51,000)
Other assets	—	16,000
Deferred income taxes, net	(342,000)	—
Accounts payable and accrued expenses	1,206,000	535,000
Accrued compensation and related benefits	(602,000)	736,000
Deferred revenue	(9,000)	72,000
Income taxes payable	632,000	3,000
Other current liabilities	(88,000)	(60,000)

Net cash provided by operating activities	5,765,000	533,000

Cash flows from investing activities
Purchase of property and equipment	(304,000)	(456,000)
Acquisition of TTS assets	—	(200,000)
Escrow settlement-Sterling Systems	—	(24,000)
Proceeds from asset sale	46,000	—

Net cash used in investing activities	(258,000)	(680,000)

Cash flows from financing activities
Proceeds from borrowings under lines of credit	1,460,000	61,077,000
Repayments of borrowings under lines of credit	(2,868,000)	(61,078,000)
Repayments of long-term debt	(31,000)	(63,000)
Proceeds from issuance of common stock through private placement	—	1,542,000
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	297,000	347,000
Dividends paid to preferred shareholders	(565,000)	(504,000)
Decrease in other long-term liabilities	—	(67,000)

Net cash (used in) provided by financing activities	(1,707,000)	1,254,000

Net increase in cash	3,800,000	1,107,000
Cash and cash equivalents—beginning of year	1,688,000	581,000

Cash and cash equivalents—end of year	$5,488,000	$1,688,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Avatech Solutions, Inc. and Subsidiaries provides design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout much of the United States.

The consolidated financial statements include the accounts of Avatech Solutions, Inc. and its subsidiaries (the “Company” or “Avatech”). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The carrying amount of goodwill was $5,968,000 and $5,888,000 as of June 30, 2008 and 2007, respectively.

Stock Options and Stock Granted to Employees

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Plan provides for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals no less than 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. In addition, the Company may grant shares of stock to directors, officers and employees under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan. The effect of applying Statement 123R to these option grants was a decrease to net income of $429,000 and $656,000, for the years ended June 30, 2008 and 2007, respectively, or $0.03 per basic and $0.02 per diluted share in 2008 and $0.04 per basic and $0.03 per diluted share in 2007. For the fiscal years ended June 30, 2008, and 2007, the Company also issued 76,584, and 54,962 shares, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $70,000 and $83,000. For the fiscal years ended June 30, 2008 and 2007, total stock compensation expense charged against income for these plans was $499,000 and, $739,000, respectively.

The Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following are the assumptions made in computing the fair value of stock-based awards:

Year Ended June 30
	2008	2007
Average risk-free interest rate	3.3% – 4.4%	4.6% – 5.1%
Dividend yield	0%	0%
Expected life	5.0 – 10.0 years	5.5 – 6.2 years
Expected volatility	82.7% – 95.9%	97.2% – 108.7%
Weighted average fair value of granted options	$ 0.74	$ 1.39

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

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses approximated $1,180,000 and $1,449,000 for years ended June 30, 2008 and 2007, respectively.

Business Segment Reporting

The Company’s operations are reviewed by the Company’s chief operating decision maker as a single segment.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but instead is intended to eliminate inconsistencies with respect to this topic found in various other accounting pronouncements. This Statement is effective for the Company as of July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This statement is required to be adopted by the Company as of July 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 141, Revised 2007 (SFAS 141R), “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $26,000 and $149,000 in 2008 and 2007, respectively, and paid federal and state taxes of approximately $149,000 and $233,000 in 2008 and 2007, respectively.

3. Borrowings Under Line of Credit

On January 27, 2006, the Company replaced its existing line of credit with a new credit facility with another bank. The new line of credit provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and will decrease as the Company’s aggregate net worth increases. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current net worth, the interest rate for the quarter ended June 30, 2008 was the bank’s prime rate plus one-half percent ( 1/2%), or 5.50%. The loan will expire on December 31, 2008 and is secured by all of the Company’s assets, except inventory. The Company expects to renew the line of credit prior to its expiration.

The aggregate outstanding borrowings from the bank under its credit line were $0 and $1,408,000 at June 30, 2008 and 2007, respectively.

4. Long-Term Debt

The Company entered into two loans in connection with its April 2005 acquisition of Comtrex Corporation which were paid in full as of June 30, 2008. The balance was $31,000 as of June 30, 2007.

5. Series F Convertible Preferred Stock

In June 2006 the Company issued 4,000 shares of Series F Convertible Preferred Stock which raised $4,000,000 to pay down debt. In connection with this issuance, the Company granted 800,000 warrants to purchase its common stock at an exercise price of $2.00 per share, expiring on June 12, 2010. In January 2007, the Company issued equity securities through a private placement which triggered the anti-dilution provisions of the Series F offering. Those provisions resulted in a lowering of the exercise price of the warrants to $1.946 per share.

The Series F shares have the following terms:

Redemption Feature- The preferred stock is redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s shareholders. The original redemption price was $2.40 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The redemption price was lowered to $2.301 as a result of the previously discussed anti-dilution provisions. The redemption may be made in cash or common stock, at the Company’s option. Payments in common stock will be priced at a 7.5% discount to the market price at that time, and the investors are permitted to convert the amount which the Company would otherwise redeem before redemptions at the conversion price.

Voting Rights- Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate- The holders of the Series F are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders and may be paid in cash or the Company’s common stock. Payments in common stock will be priced at a 5% discount to the market price at that time.

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

As a result of the previously-described Put Option, the net proceeds from the issuance of the Series F Convertible Preferred Stock are classified as temporary equity in the accompanying consolidated balance sheets as the terms of the issuance do not warrant classification as a liability nor as equity. The Series F stock has a $0.01 par value with 4,000 shares authorized, issued and outstanding at June 30, 2008 with an aggregate liquidation preference of $4,000,000 as of June 30, 2008.

6. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2008 and 2007:

	June 30
	2008	2007
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; 1,089,213 and 1,105,879 shares outstanding at June 30, 2008 and 2007, respectively; aggregate liquidation preference of $654,000 and $664,000 at June 30, 2008 and 2007, respectively	$11,000	$11,000

Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 958 and 1,050 shares outstanding at June 30, 2008 and 2007, respectively; aggregate liquidation preference of $958,000 and $1,050,000 at June 30, 2008 and 2007, respectively	—	—

Total Preferred Stock	$11,000	$11,000

At June 30, 2008 and 2007, 1,089,213 and 1,105,879 shares of Series D Convertible Preferred Stock were outstanding, respectively, with the following terms:

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

Voting Rights- Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

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

In July 2005 the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share which expired on July 29, 2008. The Series E shares have the following terms:

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

Voting Rights- Each holder of the preferred stock shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

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

Common Stock Warrants- Each holder of Series E received common stock warrants which give the holder the right to purchase 307.7 shares the Company’s common stock for each Series E share held. The exercise price of the warrants is $0.65 per share and they expired on June 28, 2008.

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

7. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. The dilutive effects of stock options were not included for fiscal year 2007 as these options would have an anti-dilutive effect due to the losses of the Company. As of June 30, 2008, 10,014,004 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30,
	2008	2007
Numerator:
Net income (loss)	$3,091,000	$(555,000)
Less: preferred stock dividends	(565,000)	(504,000)

Net income (loss) available to common shareholders	$2,526,000	$(1,059,000)

Denominator:
Weighted average shares outstanding—basic	16,166,067	14,246,390
Assumed conversion of preferred stock	3,654,090	—
Effect of outstanding stock options	217,047	—
Effect of outstanding stock warrants	84,693	—

Weighted average shares outstanding—diluted	20,121,896	14,246,390

Basic earnings (loss) per common share	$0.16	$(0.07)

Diluted earnings (loss) per common share	$0.15	$(0.07)

Antidilutive stock options, warrants and conversion rights	5,009,309	10,958,186

8. Stock Purchase Warrants

As of June 30, 2008, the Company had 2,681,749 outstanding warrants to purchase common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
164,931	$0.65	July 29, 2008
100,000	$1.02	October 21, 2008
51,838	$0.45	April 1, 2009
800,000	$2.30	June 12, 2010
200,000	$1.95	June 12, 2010
600,000	$2.00	June 14, 2010
38,878	$0.60	July 1, 2010
726,102	$1.52	January 29, 2011

2,681,749

9. Employee Stock Compensation Plans

Employee Stock Option Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Plan provides for the granting of either qualified or non-qualified stock options to purchase an aggregate of up to 4,955,000 shares of common stock to eligible employees, officers, and directors of the Company.

A summary of stock option activity and related information is included in the following table:

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,625,301	$0.93	2,001,558	$0.92
Granted	639,000	0.89	330,000	1.20
Exercised	(531,941)	0.22	(222,525)	0.51
Forfeited	(54,155)	1.39	(483,732)	1.55
Cancelled	—	—	—	—

Outstanding at end of year	1,678,205	$1.11	1,625,301	$0.93

Exercisable at end of year	1,167,037	$1.15	1,264,699	$0.83

Weighted-average remaining contractual life of outstanding options		7.7 Years		7.2 Years

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2008 and 2007 was $178,000 and $795,000, respectively. The aggregate intrinsic value of options exercised was $327,000 and $219,000 during the years ended June 30, 2008 and 2007, respectively.

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2008 ranged from $0.167 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.167 – 0.34	107,998	$0.29	5.4 years	107,998	$0.29	5.4 years
0.35 – 0.91	1,098,000	0.77	8.0 years	732,458	0.73	7.3 years
1.05 – 63.33	472,207	2.10	7.7 years	326,581	2.38	7.5 years

	1,678,205			1,167,037

Assuming that no additional share-based payments are granted after June 30, 2008, unamortized stock compensation expense of $373,000 will be recognized in the statement of operations over a weighted average period of 5.7 years.

Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “Plan”), under which 100,000 shares of common stock were initially reserved for issuance. As a result of an amendment to the Plan approved at the 2007 annual meeting of shareholders, the Plan is authorized to issue up to 2,000,000 shares of common stock, of which 941,969 were available for future issuance at June 30, 2008.

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

As of June 30, 2008, the balance withheld from employees’ pay totaled approximately $29,000 and in July 2008, 38,327 shares of common stock were issued to employees under the Plan.

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors approved the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005. Employees and consultants of the Company are eligible to receive stock awards under this plan if they are already shareholders or hold options to purchase shares of common stock. Additionally, officers or directors of the Company are eligible to receive restricted stock awards regardless of any pre-existing ownership of common stock or stock options. Vesting for restricted stock awards granted under this plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. After amendments, the Company reserved a total of 1,000,000 shares of common stock for issuance under the Restricted Stock Award Plan and 287,035 shares are available future issuance as of June 30, 2008.

During fiscal year 2008, the Company awarded 76,893 shares of restricted stock to certain directors as compensation for service on the Company’s Board of Directors. These shares were issued at quoted market prices on the date of grant (weighted-average fair value of $0.91 per share). For the years ended June 30, 2008 and 2007, the Company recorded aggregate expense of $70,000 and $83,000, respectively, for common stock grants to officers and directors.

10. Shares Reserved for Future Issuance

At June 30, 2008, the Company has reserved 260,278 shares of common stock for future issuance upon the exercise of stock options granted under the Company’s stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, purchases under the employee stock purchase plan and the conversion of preferred stock.

11. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$479,000	$766,000
Accrued compensation	26,000	383,000
AMT credit carryforward	—	111,000
Allowance for doubtful accounts	73,000	73,000
Book over tax depreciation and amortization	43,000	23,000
Book over tax lease expense	41,000	49,000
Other assets	95,000	59,000

Total deferred tax assets	757,000	1,464,000

Deferred tax liabilities:
Customer list	495,000	525,000
Other	—	—

Total deferred tax liabilities	495,000	525,000

Deferred tax assets, net of liabilities	262,000	939,000
Valuation allowance	—	(939,000)

Net deferred tax assets	$262,000	$—

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations before cumulative effect of change in accounting principal that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Year ended June 30
	2008	2007
Expected federal income tax expense (benefit) from continuing operations at 34%	$1,218,000	$(112,000)
Expenses not deductible for income tax purposes	137,000	357,000
State income taxes, net of federal benefit	29,000	132,000
Change in valuation allowance for deferred tax assets	(891,000)	(150,000)

Income tax expense	$493,000	$227,000

Income tax expense includes current state income taxes of approximately $82,000 and $193,000 for 2008, and 2007, respectively.

At June 30, 2008, the Company has federal net operating loss carryforwards totaling approximately $1.2 million, which will begin to expire in 2012. The federal net operating loss carryforwards at June 30, 2008 are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

12. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2014, and generally do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2008:

Year ending June 30:
2009	$1,293,000
2010	1,175,000
2011	1,042,000
2012	542,000
2013	343,000
Thereafter	109,000

Total minimum lease payments	$4,504,000

Rent expense consisted of the following:

	Year ended June 30
	2008	2007
Office space	$1,300,000	$1,389,000
Equipment	189,000	166,000

	$1,489,000	$1,555,000

There was no rent paid to a related party for the years ended June 30, 2008 and 2007.

13. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “Plan”). The Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed three months of service. Participants may elect a pre-tax payroll deduction up to $15,500 (if under age 50), or $20,500 (if age 50 or older by December 31st of any calendar year). As amended, the Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the Plan for all participants who are employed on the last day of the Plan year. The total amount recorded by the Company as expense during the years ended June 30, 2008 and 2007 was approximately $446,000 and $445,000, respectively.

14. Significant Supplier

Approximately 95% and 97% of the Company’s inventory purchases for the years ended June 30, 2008 and 2007, respectively, were from one vendor and approximately 83% and 77% of accounts payable at June 30, 2008 and 2007, respectively, were due to this vendor. Approximately 93% of the Company’s total product revenues are related to this supplier’s products.

15. Liquidity and Capital Resources

The Company had no outstanding long-term debt at June 30, 2008 and the Company had a working capital surplus of approximately $4,530,000. As a result of its operations and the infusions of capital, the Company’s management believes that its near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

16. Subsequent event

On July 1, 2008, pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Company redeemed 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated interest of approximately $12,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock on July 1, October 1, January 1 and April 1 of 2008 and 2009 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity.

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.6	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.7	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.8	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.1	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

4.2	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 hereto)

4.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.4	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.5	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

4.6	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

4.7	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

4.8	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.9	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

Exhibit	Description
4.10	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.11	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.12	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.13	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.14	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.15	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.16	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.17	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.1	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.2	Avatech Solutions, Inc. Amended and Restated Restricted Stock Award Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No. 001-31265)

10.3	Amended Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 of our Registration Statement on Form S-8, File No. 333-147823)

10.4	Amended and Restated Employment Agreement between George Davis and Avatech Solutions, Inc. dated September 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 18, 2007)

10.5	Renewal of Amended and Restated Employment Agreement between George Davis and Avatech Solutions, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 26, 2008)

10.6	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.7	Separation and Retirement Agreement between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated August 22, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 27, 2007)

10.8	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.9	Separation Agreement dated February 28, 2007 by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2007)

10.10	Employment Agreement between Lawrence Rychlak and Avatech Solutions, Inc. dated May 26, 2006 (filed herewith)

Exhibit	Description
10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

10.12	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.13	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.14	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Stegman and Company (filed herewith)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)