Form 10-Q
period 2008-09-30
AVATECH SOLUTIONS INC
filed 2008-11-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 4, 2008, there were 16,769,744 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2008	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,289,000	$5,488,000
Accounts receivable, less allowance of $140,000 as of September 30, 2008 and June 30, 2008	5,675,000	7,394,000
Other receivables	442,000	264,000
Inventory	513,000	422,000
Prepaid expenses and other current assets	304,000	387,000

Total current assets	11,223,000	13,955,000

Property and equipment:
Computer software and equipment	3,221,000	3,189,000
Office furniture and equipment	1,202,000	1,176,000
Leasehold improvements	193,000	167,000

	4,616,000	4,532,000
Less accumulated depreciation and amortization	3,848,000	3,751,000

	768,000	781,000

Customer list, net of accumulated amortization of $736,000 as of September 30, 2008 and $666,000 as of June 30, 2008	1,450,000	1,521,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	261,000	262,000
Other assets	109,000	109,000

Total assets	$19,779,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2008	June 30, 2008
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,196,000	$6,823,000
Accrued compensation and related benefits	514,000	859,000
Deferred revenue	1,100,000	1,085,000
Income taxes payable	—	650,000
Other current liabilities	4,000	8,000

Total current liabilities	6,814,000	9,425,000

Series F Convertible Preferred Stock	3,187,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at September 30, 2008 and June 30, 2008; outstanding shares of 1,090,150 at September 30, 2008 and 1,090,171 at June 30, 2008 with an aggregate liquidation preference of $1,591,000 at September 30, 2008 and $1,714,000 at June 30, 2008	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,754,359 at September 30, 2008 and 16,491,244 at June 30, 2008.	168,000	164,000
Additional paid-in capital	13,006,000	12,928,000
Accumulated deficit	(3,407,000)	(3,561,000)

Total stockholders’ equity	9,778,000	9,542,000

Total liabilities and stockholders’ equity	$19,779,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product sales	$6,113,000	$7,255,000
Service revenue	2,574,000	2,823,000
Commission revenue	2,127,000	2,339,000

	10,814,000	12,417,000

Cost of revenue:
Cost of product sales	4,069,000	4,946,000
Cost of service revenue	1,954,000	2,032,000

	6,023,000	6,978,000

Gross margin	4,791,000	5,439,000

Other operating expenses:
Selling, general and administrative	4,409,000	4,621,000
Depreciation and amortization	168,000	175,000

	4,577,000	4,796,000

Operating income	214,000	643,000

Other income	36,000	13,000

Income before income taxes	250,000	656,000
Income tax expense	96,000	167,000

Net income	154,000	489,000
Preferred stock dividends	(54,000)	(42,000)

Net income available to common stockholders	$100,000	$447,000

Earnings per common share, basic	$0.01	$0.03

Earnings per common share, diluted	$0.01	$0.02

Shares used in computation - basic	16,656,834	15,799,015

Shares used in computation - diluted	16,883,805	20,007,314

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000

Issuance of common stock as compensation	—	—	19,090	—	15,000	—	15,000
Issuance of common stock upon the exercise of stock options	—	—	50,000	1,000	30,000	—	31,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	38,327	1,000	28,000	—	29,000
Issuance of common stock upon the exercise of warrants	—	—	140,313	2,000	79,000	—	81,000
Vesting of stock options issued to employees	—	—	—	—	38,000		38,000
Conversion of preferred stock into common stock	(21)	—	15,385	—	—	—	—
Redemption of Preferred Series F shares	—	—	—	—	(58,000)	—	(58,000)
Preferred stock dividends	—	—	—	—	(54,000)	—	(54,000)
Net income	—	—	—	—	—	154,000	154,000

Balance at September 30, 2008	1,090,150	$11,000	16,754,359	$168,000	$13,006,000	$(3,407,000)	$9,778,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$154,000	$489,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	15,000	26,000
Depreciation and amortization	168,000	175,000
Non-cash stock compensation expense	53,000	124,000
Changes in operating assets and liabilities:
Accounts and other receivables	1,526,000	(545,000)
Inventory	(91,000)	(16,000)
Prepaid expenses and other current assets	83,000	34,000
Other assets	—	10,000
Accounts payable and accrued expenses	(1,627,000)	458,000
Income taxes payable	(650,000)	—
Accrued compensation and related benefits	(345,000)	(351,000)
Deferred revenue	15,000	(41,000)
Deferred tax asset, net	1,000	—
Other current liabilities	(4,000)	(27,000)

Net cash provided by (used in) operating activities	(702,000)	336,000

Cash flows from investing activities
Purchase of property and equipment	(84,000)	(112,000)

Net cash used in investing activities	(84,000)	(112,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	—	795,000
Repayments of borrowings under line of credit	—	(2,203,000)
Repayments of long-term debt	—	(9,000)
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	141,000	152,000
Payment of preferred stock dividends	(54,000)	(42,000)
Redemption of Preferred Series F shares	(500,000)	—

Net cash used in financing activities	(413,000)	(1,307,000)

Net change in cash and cash equivalents	(1,199,000)	(1,083,000)
Cash and cash equivalents - beginning of period	5,488,000	1,688,000

Cash and cash equivalents - end of period	$4,289,000	$605,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended September 30, 2008

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Operating results for the three months ended September 30, 2008 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

3. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effect of applying Statement 123R was a decrease to net income of $38,000 for the quarter ended September 30, 2008, or less than $0.01 per basic and diluted share.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. Pursuant to its Board compensation plan, for the three months ended September 30, 2008 and 2007, the Company issued 19,090 and 18,783 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $16,000 and $16,000, respectively. For the three months ended September 30, 2008 and 2007, total stock compensation expense charged against income for these plans was $53,000 and $124,000, respectively.

There were no stock option awards granted during the three months ended September 30, 2008. The following are the assumptions made in computing the fair value of stock-based awards for the three months ended September 30, 2007:

Average risk-free interest rate	4.18%
Dividend yield	0%
Expected term	6.6 years
Average expected volatility	0.96
Weighted average fair value of granted options	$0.70

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

A summary of stock option activity during the three months ended September 30, 2008 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2008	1,678,205	$1.11
Granted	—	—
Exercised	(50,000)	0.60
Forfeited	(25,000)	0.60

Outstanding at September 30, 2008	1,603,205	$1.14	$167,000

Exercisable at September 30, 2008	1,132,412	$1.18	$157,000

Weighted-average remaining contractual life	7.5 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2008 ranged from $0.17 to $63.33 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 - 0.34	107,997	$0.29	5.2 years	107,997	$0.29	5.2 years
0.35 - 0.91	1,023,000	0.78	7.8 years	688,458	0.75	7.2 years
1.05 - 63.33	472,208	2.10	7.5 years	335,957	2.35	7.3 years

	1,603,205			1,132,412

Assuming that no additional share-based payments are granted after September 30, 2008, unamortized stock compensation expense of $335,000 will be recognized in the statement of operations over a weighted average period of 5.5 years.

4. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranges from the bank’s prime rate plus two percent to a low of the bank’s prime rate plus 0.25% when the Company’s net worth exceeds $4,000,000 at the end of a fiscal quarter. The interest rate as of September 30, 2008 was the bank’s prime rate plus one-half percent, or 5.5%. The loan has a December 31, 2008 expiration date and is secured by all of the Company’s assets, except inventory. The Company has received a commitment from its Bank to renew its line of credit at similar terms except that the proposed interest rate is the 30 day London Interbank Offered Rate (LIBOR) plus 2.25%.

The Company had no outstanding borrowings from the bank under this credit line at September 30, 2008 or June 30, 2008.

5. Income Taxes

Income tax expense during the three months ended September 30, 2008 and 2007 includes both federal and state income taxes. During fiscal year 2008, the Company’s taxable income was offset by approximately $600,000 of net operating loss carryforwards. The Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation.

6. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of September 30, 2008, 9,540,367 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2008, there were 4,849,870 common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Numerator for basic earnings per share:
Net income	$154,000	$489,000
Less: preferred stock dividends	(54,000)	(42,000)

Net income available to common stockholders	$100,000	$447,000

Denominator:
Weighted average shares outstanding - basic	16,656,834	15,799,015

Assumed conversion of preferred stock	—	3,783,321
Effect of outstanding stock options	189,271	235,821
Effect of outstanding stock warrants	37,700	189,157

Weighted average shares outstanding - fully diluted	16,883,805	20,007,314

Earnings per common share - basic	$0.01	$0.03

Earnings per common share - diluted	$0.01	$0.02

7. Liquidity and Capital Resources

The Company had no outstanding long-term debt at June 30, 2008 and the Company had a working capital surplus of approximately $4,409,000. As a result of its operations, the Company’s management believes that its near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

8. Subsequent Event

On October 1, 2008, pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Company redeemed an additional 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated dividends of approximately $14,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity. Each $500,000 redemption of the Preferred Series F shares will result in a decrease of the Preferred Series F balance of $442,000 and a reduction of additional paid-in capital of $58,000.

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

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because subscribers do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, Avatech records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 92% of the Company’s total product revenue in the quarter is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 90 personnel associated with these types of services.

Commission Revenue- The Company generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk, and self-paced training to help extend its customer’s skills. Based on the Company’s analysis of the Autodesk Subscription program, it records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following tables set forth a comparison of the Company’s results of operations for the three month period ended September 30, 2008 to the three month period ended September 30, 2007. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2008	2007	% change
Revenues:
Product sales	$6,113,000	$7,255,000	(15.7)%
Service revenue	2,574,000	2,823,000	(8.8)%
Commission revenue	2,127,000	2,339,000	(9.1)%

Total revenues	$10,814,000	$12,417,000	(12.9)%

Revenues. Total revenues for the three months ended September 30, 2008 decreased by $1.6 million or 12.9% when compared to the same period in the prior fiscal year as a result of a decreased average number of sales professionals and a weakening national economy. The average number of salespeople decreased as a result of the Company’s fiscal year 2008 strategy of limiting hiring to control costs and should increase the likelihood of future profitable results. Management believes that it now has processes in place to help assure consistent profitability and is now implementing a plan to gradually build its sales force. Despite poor economic conditions, the Company improved sales productivity, increasing the average revenue per salesperson during the three months ended September 30, 2008 compared with the same period in the prior fiscal year.

Product sales decreased $1,142,000 or 15.7% for the three months ended September 30, 2008 as compared to the same period in the prior fiscal year. The decrease in product sales is due primarily to the previously discussed decrease in the number of sales professionals as well as the weakened national economy. In addition, the Company also reported lower Service and Commission revenues when compared to the same period in the prior fiscal year for the same reasons.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2008	2007	% change
Cost of revenue:
Cost of product sales	$4,069,000	$4,946,000	(17.7)%
Cost of service revenue	1,954,000	2,032,000	(3.8)%

Total cost of revenue	$6,023,000	$6,978,000	(13.7)%

Gross margin	$4,791,000	$5,439,000

Cost of revenue. The total cost of revenue decreased $955,000, or 13.7%, for the three months ended September 30, 2008 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 17.7% while product sales decreased only 15.7% during the three months ended September 30, 2008 as compared with the same period the prior fiscal year. Product costs decreased at a higher rate than revenues as the Company more effectively sold the higher-end software solutions which generated higher gross margin rates.

Cost of service revenue decreased $78,000, or 3.8%, for the three months ended September 30, 2008 when compared to the same period in the prior fiscal year, while service revenues decreased $249,000 or 9.1%. Cost of service revenue as a percentage of related revenue increased from 72.0% to 75.9% during the three months ended September 30, 2008 when compared to the same period in the prior fiscal year. The higher cost of service revenue resulted from lowered productivity of the services personnel during the current fiscal quarter due to a reduction in the volume of services work sold during the period.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage increased slightly to 44.3% for the three months ended September 30, 2008 as compared to 43.8% for the same period in the prior fiscal year.

Other Operating Expenses

	Three Months Ended September 30,
	2008	2007	% change
Other operating expenses:
Selling, general and administrative	$4,409,000	$4,621,000	(4.6)%
Depreciation and amortization	168,000	175,000	(4.0)%

Total other operating expenses	$4,577,000	$4,796,000	(4.6)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $212,000, or 4.6%, for the three months ended September 30, 2008 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 40.8% for the three months ended September 30, 2008, up from 37.2% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses are primarily the result of decreased commissions due to lower sales, and lower salaries due to the Company having fewer employees as a result of the Company’s fiscal year 2008 strategy of limiting hiring to control costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $7,000, or 4.0%, for the three months ended September 30, 2008 when compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended September 30,
	2008	2007	% change
Other income	$36,000	$13,000	176.9%

Other Income. The Company earned $36,000 in other income during the three months ended September 30, 2008 compared to $13,000 in other expense during the same period in the prior fiscal year. The Company had a positive cash balance and no borrowings against its line of credit during the current quarter resulting in net interest income. During the same period in the prior fiscal year, the Company had borrowings against its line of credit, and earned less interest due to its lower average cash balances.

Income Tax Expense

	Three Months Ended September 30,
	2008	2007	% change
Income tax expense	$96,000	$167,000	(42.5)%

Income Tax Expense. The Company recorded a tax provision of $96,000 during the three months ended September 30, 2008, a 42.5% decrease over the $167,000 recorded for the same period in the prior fiscal year. During fiscal year 2008, the Company’s taxable income was offset by approximately $600,000 of federal net operating losses. The Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation. Due to the lower amount of available federal net operating loss carryforwards in fiscal year 2009 versus 2008, income tax is a higher percentage of income before income taxes.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations.

The Company has a line of credit which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The loan bears interest at a rate tied to the bank’s prime rate and changes as the Company’s tangible net worth changes. The interest rate ranges from the bank’s prime rate plus two percent to a low of the prime rate prime rate plus 0.25% when the Company’s tangible net worth exceeds $4,000,000 at the end of a fiscal quarter. Based on the Company’s current tangible net worth, the interest rate for the quarter ended September 30, 2008 was the bank’s prime rate plus one-half percent or 5.50%. The loan will expire on December 31, 2008 and is secured by all of the Company’s assets, except inventory. The Company has received a commitment from its Bank to renew its line of credit at similar terms except that the proposed interest rate is the 30 day London Interbank Offered Rate (LIBOR) plus 2.25%.

There were no outstanding borrowings from the bank under this line of credit as of September 30, 2008 or September 30, 2007.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Capital expenditures for the three months ended September 30, 2008 decreased to $84,000 from $112,000 for the same period in 2007 due to a decreased need for new or upgraded IT equipment and infrastructure due to significant purchases in recent years.

For the three months ended September 30, 2008, net cash used in operating activities was $702,000, compared with $336,000 cash provided operating activities during the same period in 2008, resulting primarily from payment of income taxes coupled with decreased net income.

For the three months ended September 30, 2008, the Company used $413,000 in financing activities compared with $1,307,000 for the same period in 2007. Also during the current quarter the Company redeemed $500,000 of Preferred Series F shares, while in the same quarter of the prior fiscal year, the Company paid down $1,408,000 of the outstanding balance on the line of credit. The $500,000 redemption of the Preferred Series F shares resulted in a decrease of the Preferred Series F balance of $442,000 and a reduction of additional paid-in capital of $58,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity.

The Company had no long-term debt at September 30, 2008, and had working capital of $4,409,000.

As a result of its profitable operations, the Company’s has positive working capital and management believes the Company’s near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement with Autodesk, which designates the Company as an authorized reseller of Autodesk products, provides one year performance targets but expires February 1, 2010.

Below is a summary of the Company’s contractual obligations and commitments at September 30, 2008:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Operating leases	$4,485,000	$1,308,000	$2,215,000	$883,000	$79,000

Total obligations	$4,485,000	$1,308,000	$2,215,000	$883,000	79,000

ITEM 4T.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2008 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AVATECH SOLUTIONS, INC.

Date: November 14, 2008	By	/s/ George M. Davis
George M. Davis
President and Chief Executive Officer

Date: November 14, 2008	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)