Form 10-Q
period 2008-12-31
AVATECH SOLUTIONS INC
filed 2009-02-17
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 2, 2009, there were 16,888,862 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2008	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,311,000	$5,488,000
Accounts receivable, less allowance of $116,000 as of December 31, 2008 and $140,000 as of June 30, 2008	5,864,000	7,394,000
Other receivables	422,000	264,000
Inventory	278,000	422,000
Prepaid expenses and other current assets	297,000	387,000

Total current assets	10,172,000	13,955,000

Property and equipment:
Computer software and equipment	3,607,000	3,189,000
Office furniture and equipment	1,203,000	1,176,000
Leasehold improvements	193,000	167,000

	5,003,000	4,532,000
Less accumulated depreciation and amortization	3,971,000	3,751,000

	1,032,000	781,000

Customer list, net of accumulated amortization of $807,000 as of December 31, 2008 and $666,000 as of June 30, 2008	1,380,000	1,521,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	187,000	262,000
Other assets	102,000	109,000

Total assets	$18,841,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2008	June 30, 2008
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,647,000	$6,823,000
Accrued compensation and related benefits	411,000	859,000
Deferred revenue	1,378,000	1,085,000
Income taxes payable	—	650,000
Current portion of obligations under capital leases	112,000	—
Other current liabilities	6,000	8,000

Total current liabilities	6,554,000	9,425,000

Long-term liabilities:
Obligations under capital leases, net of current portion	220,000	—

Series F Convertible Preferred Stock	2,747,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at December 31, 2008 and June 30, 2008; outstanding shares of 1,090,150 at December 31, 2008 and 1,090,171 at June 30, 2008 with an aggregate liquidation preference of $1,591,000 at December 31, 2008 and $1,612,000 at June 30, 2008	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,794,250 at December 31, 2008 and 16,491,244 at June 30, 2008.	168,000	164,000
Additional paid-in capital	12,772,000	12,928,000
Accumulated deficit	(3,631,000)	(3,561,000)

Total stockholders’ equity	9,320,000	9,542,000

Total liabilities and stockholders’ equity	$18,841,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product sales	$4,759,000	$7,365,000
Service revenue	2,566,000	2,679,000
Commission revenue	2,146,000	2,887,000

	9,471,000	12,931,000

Cost of revenue:
Cost of product sales	3,283,000	4,913,000
Cost of service revenue	2,062,000	1,989,000

	5,345,000	6,902,000

Gross margin	4,126,000	6,029,000

Other operating expenses:
Selling, general and administrative	4,263,000	4,728,000
Depreciation and amortization	195,000	180,000

	4,458,000	4,908,000

Operating (loss) income	(332,000)	1,121,000

Other income, net	10,000	25,000

(Loss) income before income taxes	(322,000)	1,146,000
Income tax (benefit) expense	(99,000)	291,000

Net (loss) income	(223,000)	855,000
Preferred stock dividends	(228,000)	(242,000)

Net (loss) income available to common stockholders	$(451,000)	$613,000

(Loss) Earnings per common share, basic	$(0.03)	$0.04

(Loss) Earnings per common share, diluted	$(0.03)	$0.04

Shares used in computation - basic	16,780,063	16,194,764

Shares used in computation - diluted	16,780,063	20,219,220

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product sales	$10,871,000	$14,619,000
Service revenue	5,140,000	5,503,000
Commission revenue	4,273,000	5,226,000

	20,284,000	25,348,000

Cost of revenue:
Cost of product sales	7,353,000	9,859,000
Cost of service revenue	4,015,000	4,021,000

	11,368,000	13,880,000

Gross margin	8,916,000	11,468,000

Other operating expenses:
Selling, general and administrative	8,671,000	9,349,000
Depreciation and amortization	363,000	354,000

	9,034,000	9,703,000

Operating (loss) income	(118,000)	1,765,000

Other income, net	45,000	37,000

(Loss) income before income taxes	(73,000)	1,802,000
Income tax (benefit) expense	(3,000)	458,000

Net (loss) income	(70,000)	1,344,000
Preferred stock dividends	(282,000)	(284,000)

Net (loss) income available to common stockholders	$(352,000)	$1,060,000

(Loss) Earnings per common share, basic	$(0.02)	$0.07

(Loss) Earnings per common share, diluted	$(0.02)	$0.07

Shares used in computation - basic	16,718,839	15,994,637

Shares used in computation - diluted	16,718,839	20,040,662

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000
Issuance of common stock as compensation	—	—	40,519	—	32,000	—	32,000
Issuance of common stock upon the exercise of stock options	—	—	50,000	1,000	30,000	—	31,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	38,327	1,000	28,000	—	29,000
Issuance of common stock upon the exercise of warrants	—	—	158,775	2,000	79,000	—	81,000
Vesting of stock options issued to employees	—	—	—	—	76,000		76,000
Conversion of preferred stock into common stock	(21)	—	15,385	—	—	—	—
Redemption of Preferred Series F shares	—	—	—	—	(119,000)	—	(119,000)
Preferred stock dividends	—	—	—	—	(282,000)	—	(282,000)
Net loss	—	—	—	—	—	(70,000)	(70,000)

Balance at December 31, 2008	1,090,150	$11,000	16,794,250	$168,000	$12,772,000	$(3,631,000)	$9,320,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(70,000)	$1,344,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debts	20,000	50,000
Depreciation and amortization	363,000	354,000
Non-cash stock compensation expense	108,000	200,000
Deferred tax asset	75,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,352,000	(231,000)
Inventory	144,000	152,000
Prepaid expenses and other current assets	90,000	(43,000)
Other assets	7,000	10,000
Accounts payable and accrued expenses	(2,176,000)	315,000
Income taxes payable	(650,000)	—
Accrued compensation and related benefits	(448,000)	(425,000)
Deferred revenue	293,000	139,000
Other current liabilities	(2,000)	(91,000)

Net cash (used in) provided by operating activities	(894,000)	1,774,000

Cash flows from investing activities
Purchase of property and equipment	(116,000)	(138,000)

Net cash used in investing activities	(116,000)	(138,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	—	1,460,000
Repayments of borrowings under line of credit	—	(2,865,000)
Repayments of long-term debt	—	(18,000)
Principal payments on capital lease obligation	(26,000)	—
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	141,000	164,000
Payment of preferred stock dividends	(282,000)	(284,000)
Redemption of Series F Convertible Preferred shares	(1,000,000)	—

Net cash used in financing activities	(1,167,000)	(1,543,000)

Net change in cash and cash equivalents	(2,177,000)	93,000
Cash and cash equivalents - beginning of period	5,488,000	1,688,000

Cash and cash equivalents - end of period	$3,311,000	$1,781,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2008

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

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

In September 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus and issued EITF 07-5 effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 is to be applied to any instruments outstanding as of the beginning of the fiscal year in which it is adopted and any adjustment would be recognized in the opening balance of retained earnings. The Company is currently analyzing the applicability of this guidance to determine what effect, if any, this EITF will have on its consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $14,000 and $16,000 for the three and six months ended December 31, 2008, respectively, and paid federal and state taxes of approximately $863,000 and $906,000 for the three and six months December 31, 2008.

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000.

4. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effect of applying Statement 123R was a decrease to net income of $38,000 for the quarter ended December 31, 2008, or less than $0.01 per basic and diluted share. For the six months ended December 31, 2008, the effect of applying this Statement was $76,000, or less than $0.01 per basic and diluted share.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. Pursuant to its Board compensation plan, for the three and six months ended December 31, 2008, the Company issued 21,429 and 40,519 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $16,000 and $32,000, respectively. For the three months and six months ended December 31, 2008 and 2007, total stock compensation expense charged against income for these plans was $54,000 and $108,000, and $76,000 and $200,000 respectively.

There were no stock option awards granted during the three or six months ended December 31, 2008.

A summary of stock option activity during the six months ended December 31, 2008 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2008	1,678,205	$1.11
Granted	—	—
Exercised	(50,000)	0.60
Forfeited	(49,000)	0.48

Outstanding at December 31, 2008	1,579,205	$1.15	$25,000

Exercisable at December 31, 2008	1,128,788	$1.18	$25,000

Weighted-average remaining contractual life	7.3 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2008 ranged from $0.17 to $63.33 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 - 0.34	107,997	$0.29	4.9 years	107,997	$0.29	4.9 years
0.35 - 0.91	999,000	0.79	7.6 years	666,125	0.76	7.0 years
1.05 - 63.33	472,208	2.10	7.2 years	354,666	2.29	7.0 years

	1,579,205			1,128,788

Assuming that no additional share-based payments are granted after December 31, 2008, unamortized stock compensation expense of $335,000 will be recognized in the statement of operations over a weighted average period of 5.5 years.

5. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. Through December 31, 2008 the loan interest rate on the loan was tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranged from the bank’s prime rate plus two percent to a low equal to the bank’s prime rate when the Company’s net worth exceeded $4,000,000 at the end of a fiscal quarter. The interest rate as of December 31, 2008 was the bank’s prime rate, or 3.25%. The loan had a December 31, 2008 expiration date and was secured by all of the Company’s assets, except certain inventories. The Company renewed its line of credit at similar terms except that the future interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%. The new credit facility expires on December 31, 2010 and is subject to annual review and reaffirmation.

The Company had no outstanding borrowings from the bank under this credit line at December 31, 2008 or June 30, 2008.

6. Obligations Under Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 as a result. This capital lease obligation totaled $332,000 as of December 31, 2008.

7. Income Taxes

Income tax expense during the three months ended December 31, 2008 and 2007 includes both federal and state income taxes. During fiscal year 2008, the Company’s taxable income was offset by approximately $1.3 million of net operating loss carryforwards. The Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation.

8. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of December 31, 2008, 8,999,594 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended December 31, 2008, there were 8,999,594 common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Numerator for basic earnings per share:
Net (loss) income	$(223,000)	$855,000
Less: preferred stock dividends	(228,000)	(242,000)

Net (loss) income available to common stockholders	$(451,000)	$613,000

Denominator:
Weighted average shares outstanding - basic	16,780,063	16,194,764

Assumed conversion of preferred stock	—	3,660,244
Effect of outstanding stock options	—	234,123
Effect of outstanding stock warrants	—	130,089

Weighted average shares outstanding - fully diluted	16,780,063	20,219,220

(Loss) earnings per common share - basic	$(0.03)	$0.04

(Loss) earnings per common share - diluted	$(0.03)	$0.04

	Six Months Ended December 31,
	2008	2007
Numerator:
Net (loss) income	$(70,000)	$1,344,000
Less: preferred stock dividends	(282,000)	(284,000)

Net (loss) income available to common stockholders	$(352,000)	$1,060,000

Denominator:
Weighted average shares outstanding - basic	16,718,839	15,994,637

Assumed conversion of dilutive preferred stock	—	3,660,244
Effect of outstanding dilutive stock options	—	249,717
Effect of outstanding dilutive stock warrants	—	136,064

Weighted average shares outstanding - diluted	16,718,839	20,040,662

(Loss) earnings per common share - basic	$(0.02)	$0.07

(Loss) earnings per common share - diluted	$(0.02)	$0.07

9. Liquidity and Capital Resources

The Company had $220,000 in long-term debt at December 31, 2008 and a working capital surplus of approximately $3,618,000. As a result of its operations, the Company’s management believes that its near-term needs can be met from its available cash resources and its line of credit.

10. Subsequent Event

On January 1 2009, pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Company redeemed an additional 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated dividends of approximately $13,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity. Each $500,000 redemption of the Preferred Series F shares will result in a decrease of the Preferred Series F balance of $442,000 and a reduction of additional paid-in capital of $58,000.

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

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

The following tables set forth a comparison of the Company’s results of operations for the three month period ended December 31, 2008 to the three month period ended December 31, 2007. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three months financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2008	2007	% change
Revenues:
Product sales	$4,759,000	$7,365,000	(35.4)%
Service revenue	2,566,000	2,679,000	(4.2)%
Commission revenue	2,146,000	2,887,000	(25.7)%

Total revenues	$9,471,000	$12,931,000	(26.8)%

Revenues. Total revenues for the three months ended December 31, 2008 decreased by $3.5 million or 26.8% when compared to the same period in the prior fiscal year primarily due to the depressed market conditions. The Company has put its hiring and expansion plans on hold until market conditions begin to improve in an effort to contain its costs.

Product sales decreased $2.6 million or 35.4% for the three months ended December 31, 2008 as compared to the same period in the prior fiscal year. In addition, the Company also reported lower Service and Commission revenues when compared to the same period in the prior fiscal year for the same reasons.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2008	2007	% change
Cost of revenue:
Cost of product sales	$3,283,000	$4,913,000	(33.2)%
Cost of service revenue	2,062,000	1,989,000	3.7%

Total cost of revenue	$5,345,000	$6,902,000	(22.6)%

Gross margin	$4,126,000	$6,029,000

Cost of revenue. The total cost of revenue decreased $1,557,000, or 22.6%, for the three months ended December 31, 2008 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 33.2% while product sales decreased 35.4% during the three months ended December 31, 2008 as compared with the same period the prior fiscal year. Product costs decreased at a lower rate than revenues due to increased competitive pressures.

Cost of service revenue increased $73,000, or 3.7%, for the three months ended December 31, 2008 when compared to the same period in the prior fiscal year, while service revenues decreased $113,000 or 4.2%. Cost of service revenue as a percentage of related revenue increased from 74.2% to 80.4% during the three months ended December 31, 2008 when compared to the same period in the prior fiscal year. The higher relative cost of service revenue resulted from lowered productivity of the services personnel during the current fiscal quarter due to a reduction in the volume of services work sold during the period.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage decreased to 43.6% for the three months ended December 31, 2008 as compared to 46.6% for the same period in the prior fiscal year.

Other Operating Expenses

	Three Months Ended December 31,
	2008	2007	% change
Other operating expenses:
Selling, general and administrative	$4,263,000	$4,728,000	(9.8)%
Depreciation and amortization	195,000	180,000	8.3%

Total other operating expenses	$4,458,000	$4,908,000	(9.2)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $465,000, or 9.8%, for the three months ended December 31, 2008 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 45.0% for the three months ended December 31, 2008, up from 36.6% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses are primarily the result of decreased commissions due to lower sales, and lower salaries due to the Company having fewer employees as a result of the Company’s fiscal year 2008 strategy of limiting hiring to control costs.

Depreciation and Amortization. Depreciation and amortization expenses increased $15,000, or 8.3%, for the three months ended December 31, 2008 when compared to the same period in the prior fiscal year as a result of a new equipment lease.

Other Income

	Three Months Ended December 31,
	2008	2007	% change
Other income, net	$10,000	$25,000	(60.0)%

Other Income. The Company earned $10,000 in other income during the three months ended December 31, 2008 compared to $25,000 during the same period in the prior fiscal year. The decrease in other income is due to increased interest expense associated with a new equipment lease.

Income Tax (Benefit) Expense

	Three Months Ended December 31,
	2008	2007	% change
Income tax (benefit) expense	$(99,000)	$291,000	(134.0)%

Income Tax (Benefit) Expense. The Company recorded a $99,000 income tax benefit during the three months ended December 31, 2008, a 134.0% decrease compared to the $291,000 in income tax expense recorded for the same period in the prior fiscal year primarily due to decreased income from operations. During fiscal year 2008, the Company’s taxable income was offset by approximately $1.3 million of federal net operating losses. The Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation.

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

The following tables set forth a comparison of the Company’s results of operations for the six month period ended December 31, 2008 to the six month period ended December 31, 2007. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The six months financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2008	2007	%
Revenues:
Product sales	$10,871,000	$14,619,000	(25.6)%
Service revenue	5,140,000	5,503,000	(6.6)%
Commission revenue	4,273,000	5,226,000	(18.2)%

Total revenues	$20,284,000	$25,348,000	(20.0)%

Revenues. Total revenues for the six months ended December 31, 2008 decreased $5.1 million or 20.0% when compared to the same period in the prior fiscal year.

Product sales decreased $3.7 million or 25.6% for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year. The decrease in product sales is due primarily to the depressed market conditions as previously discussed. In addition, the Company also reported lower Service and Commission revenues when compared to the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2008	2007	%
Cost of revenue:
Cost of product sales	$7,353,000	$9,859,000	(25.4)%
Cost of service revenue	4,015,000	4,021,000	(0.2)%

Total cost of revenue	$11,368,000	$13,880,000	(18.1)%

Gross margin	$8,916,000	$11,468,000

Costs of revenue. Total cost of revenue decreased $2.5 million, or 18.1%, for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year.

Cost of product sales decreased 25.4%, which is nearly the same rate that product sales decreased during the six months ended December 31, 2008 when compared with the same period the prior fiscal year. Cost of service revenue remained virtually constant despite the 6.6% decrease in service revenue, due to lowered productivity of the services personnel during the current fiscal year resulting from a reduction in the volume of services work sold during the period.

Gross margin. For the previously-stated reasons, the Company’s gross margin percentage decreased to 44.0% for the six months ended December 31, 2008 compared to 45.2% for the same period in the prior fiscal year.

Other Operating Expenses

	Six Months Ended December 31,
	2008	2007	%
Other operating expenses:
Selling, general and administrative	$8,671,000	$9,349,000	(7.3)%
Depreciation and amortization	363,000	354,000	2.5%

Total other operating expenses	$9,034,000	$9,703,000	(6.9)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $678,000, or 7.3%, for the six months ended December 31, 2008 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of the total revenues was 42.7%

for the six months ended December 31, 2008, up from 36.9% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses are primarily the result of decreased commissions due to lower sales, and lower salaries due to the Company having fewer employees as a result of the Company’s fiscal year 2008 strategy of limiting hiring to control costs.

Depreciation and Amortization. Depreciation and amortization expenses increased $9,000, or 2.5%, for the six months ended December 31, 2008 when compared to the same period in the prior fiscal year as a result of a new equipment lease.

Other income (expense)

	Six Months Ended December 31,
	2008	2007	%
Other Income	$45,000	$37,000	21.6%

Other Income. The Company earned $45,000 in other income during the six months ended December 31, 2008 compared to $37,000 during the same period in the prior fiscal year. Other income increased because the Company earned more interest income the current fiscal year as the result of higher average cash balances.

Income Tax (Benefit) Expense

	Six Months Ended December 31,
	2008	2007	%
Income tax (benefit) expense	$(3,000)	$458,000	(100.7)%

Income Tax (Benefit) Expense. The Company recorded $3,000 income tax benefit during the six months ended December 31, 2008, a 100.7% decrease compared to the $458,000 income tax expense recorded for the same period in the prior fiscal year, the result of decreased income before income taxes.

The Company has approximately $1.2 million of federal net operating loss carryforwards available for the remainder of fiscal year 2009 and beyond which are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements primarily through its cash balances.

The Company maintains a line of credit from a bank which provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. Through December 31, 2008 the interest rate on the loan was tied to the bank’s prime rate adjusted for changes in the Company’s capital structure. The interest rate ranged from the bank’s prime rate plus two percent to a low equal to the bank’s prime rate when the Company’s net worth exceeded $4,000,000 at the end of a fiscal quarter. The interest rate as of December 31, 2008 was the bank’s prime rate, or 3.25%. The loan had a December 31, 2008 expiration date and was secured by all of the Company’s assets, except certain inventories. The Company renewed its line of credit at similar terms except that the future interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%. The new credit facility expires on December 31, 2010 and is subject to annual review and reaffirmation.

There were no outstanding borrowings from the bank under this line of credit as of December 31, 2008 or June 30, 2008.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the six months ended December 31, 2008 decreased to $116,000 from $138,000 for the same period in 2007. As discussed in Note 6 to the Consolidated Financial Statements, however, the Company incurred a $358,000 capital lease as a result of a significant upgrade of its computer equipment used for customer training.

For the six months ended December 31, 2008 net cash used in operating activities was $894,000, compared with $1,774,000 cash provided operating activities during the same period in 2008, resulting primarily from decreased trade accounts payable, payment of income taxes coupled with decreased net income. Due to decreased sales, fewer purchases were necessary to fulfill sales, resulting in decreased trade accounts payable.

For the six months ended December 31, 2008, the Company used $1,167,000 in financing activities compared with $1,543,000 for the same period in 2008. Also, during the current fiscal year the Company redeemed $1,000,000 of Preferred Series F shares, while in the same quarter of the prior fiscal year, the Company paid down $2,865,000 of the outstanding balance on the line of credit. The $1,000,000 redemption of the Preferred Series F shares resulted in a decrease of the Preferred Series F balance of $884,000 and a reduction of additional paid-in capital of $116,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity.

The Company had $220,000 in long-term capital lease obligations for a computer lease agreement at December 31, 2008, and had working capital of $3,618,000.

As a result of its current cash position, management believes the Company’s near-term needs can be met from its available cash resources and its line of credit.

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

Below is a summary of the Company’s contractual obligations and commitments at December 31, 2008:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Operating leases	$4,109,000	$1,284,000	$2,060,000	$732,000	$33,000
Capital leases	332,000	112,000	220,000	—	—

Total obligations	$4,441,000	$1,396,000	$2,280,000	$732,000	33,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2008 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended December 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to Vote of Security Holders

At the Annual Meeting of Stockholders held on November 6, 2008, the stockholders of the Company elected eight individuals to serve as directors until the 2009 Annual Meeting of Stockholders.

The results of the voting for the slate of the nominated Board of Directors were as follows:

Name	For	Against	Abstain	Broker Non-votes
Garnett Y. Clark, Jr.	15,605,009	411,348	0	0
George W. Cox	15,987,896	28,461	0	0
George M. Davis	15,987,311	29,046	0	0
Eugene J. Fischer	15,989,635	26,722	0	0
W. James Hindman	15,964,984	66,758	0	0
Robert J. Post	15,986,557	29,700	0	0
David C. Reymann	15,985,201	31,156	0	0
Thom Waye	15,989,777	26,580	0	0

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the Signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: February 16, 2009	By	/s/ George M. Davis
George M. Davis
President and Chief Executive Officer

Date: February 16, 2009	By	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)