Form 10-Q
period 2009-03-31
AVATECH SOLUTIONS INC
filed 2009-05-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 2, 2009, there were 16,912,391 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,230,000	$5,488,000
Accounts receivable, less allowance of $132,000 as of March 31, 2009 and $140,000 as of June 30, 2008	4,582,000	7,394,000
Other receivables	491,000	264,000
Inventory	107,000	422,000
Prepaid expenses and other current assets	289,000	387,000

Total current assets	8,699,000	13,955,000

Property and equipment:
Computer software and equipment	3,610,000	3,189,000
Office furniture and equipment	1,193,000	1,176,000
Leasehold improvements	196,000	167,000

	4,999,000	4,532,000
Less accumulated depreciation and amortization	4,091,000	3,751,000

	908,000	781,000
Customer list, net of accumulated amortization of $878,000 as of March 31, 2009 and $666,000 as of June 30, 2008	1,309,000	1,521,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	207,000	262,000
Other assets	95,000	109,000

Total assets	$17,186,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2009	June 30, 2008
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,985,000	$6,823,000
Accrued compensation and related benefits	270,000	859,000
Deferred revenue	1,134,000	1,093,000
Income taxes payable	—	650,000
Obligations under capital leases	111,000	—
Other current liabilities	33,000	—

Total current liabilities	5,533,000	9,425,000

Long term liabilities:
Obligations under capital leases	193,000	—

Total liabilities	5,726,000	9,425,000

Series F Convertible Preferred Stock	2,306,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized and 1,298,728 issued at March 31, 2009 and June 30, 2008; outstanding shares of 1,090,150 at March 31, 2009 and 1,090,171 at June 30, 2008 with an aggregate liquidation preference of $1,591,000 at March 31, 2009 and $1,612,000 at June 30, 2008	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,912,391 at March 31, 2009 and 16,491,244 at June 30, 2008.	169,000	164,000
Additional paid-in capital	12,751,000	12,928,000
Accumulated deficit	(3,777,000)	(3,561,000)

Total stockholders’ equity	9,154,000	9,542,000

Total liabilities and stockholders’ equity	$17,186,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product sales	$3,355,000	$6,341,000
Service revenue	2,508,000	3,132,000
Commission revenue	2,090,000	3,279,000

	7,953,000	12,752,000

Cost of revenue:
Cost of product sales	2,120,000	4,413,000
Cost of service revenue	1,859,000	2,109,000

	3,979,000	6,522,000

Gross margin	3,974,000	6,230,000

Other operating expenses:
Selling, general and administrative	3,929,000	4,744,000
Depreciation and amortization	193,000	168,000

	4,122,000	4,912,000

Operating (loss) income	(148,000)	1,318,000

Other (expense) income, net	(20,000)	19,000

(Loss) income before income taxes	(168,000)	1,337,000
Income tax (benefit) expense	(22,000)	332,000

Net (loss) income	(146,000)	1,005,000
Preferred stock dividends	(52,000)	(40,000)

Net (loss) income available to common stockholders	$(198,000)	$965,000

(Loss) Earnings per common share, basic	$(0.01)	$0.06

(Loss) Earnings per common share, diluted	$(0.01)	$0.05

Shares used in computation – basic	16,895,651	16,304,013

Shares used in computation – diluted	16,895,651	20,267,042

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product sales	$14,227,000	$20,960,000
Service revenue	7,648,000	8,635,000
Commission revenue	6,362,000	8,505,000

	28,237,000	38,100,000

Cost of revenue:
Cost of product sales	9,472,000	14,272,000
Cost of service revenue	5,874,000	6,129,000

	15,346,000	20,401,000

Gross margin	12,891,000	17,699,000

Other operating expenses:
Selling, general and administrative	12,600,000	14,093,000
Depreciation and amortization	557,000	523,000

	13,157,000	14,616,000

Operating (loss) income	(266,000)	3,083,000

Other income, net	25,000	55,000

(Loss) income before income taxes	(241,000)	3,138,000
Income tax (benefit) expense	(25,000)	789,000

Net (loss) income	(216,000)	2,349,000
Preferred stock dividends	(334,000)	(324,000)

Net (loss) income available to common stockholders	$(550,000)	$2,025,000

(Loss) Earnings per common share, basic	$(0.03)	$0.13

(Loss) Earnings per common share, diluted	$(0.03)	$0.12

Shares used in computation – basic	16,777,422	16,096,985

Shares used in computation – diluted	16,777,422	20,108,236

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000

Issuance of common stock as compensation	—	—	114,048	1,000	69,000	—	70,000
Issuance of common stock upon the exercise of stock options	—	—	50,000	1,000	30,000	—	31,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	82,939	1,000	47,000	—	48,000
Issuance of common stock upon the exercise of warrants	—	—	158,775	2,000	79,000	—	81,000
Vesting of stock options issued to employees	—	—	—	—	110,000		110,000
Conversion of preferred stock into common stock	(21)	—	15,385	—	—	—	—
Redemption of Preferred Series F shares	—	—	—	—	(178,000)	—	(178,000)
Preferred stock dividends	—	—	—	—	(334,000)	—	(334,000)
Net loss	—	—	—	—	—	(216,000)	(216,000)

Balance at March 31, 2009	1,090,150	$11,000	16,912,391	$169,000	$12,751,000	$(3,777,000)	$9,154,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(216,000)	$2,349,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debts	50,000	(41,000)
Depreciation and amortization	557,000	523,000
Loss on the sale of property and equipment	—	8,000
Non-cash stock compensation expense	180,000	294,000
Deferred tax asset	55,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	2,535,000	319,000
Inventory	315,000	223,000
Prepaid expenses and other current assets	98,000	45,000
Other assets	14,000	10,000
Accounts payable and accrued expenses	(2,838,000)	1,225,000
Income taxes payable	(650,000)	—
Accrued compensation and related benefits	(589,000)	(750,000)
Deferred revenue	49,000	127,000
Other current liabilities	24,000	(105,000)

Net cash (used in) provided by operating activities	(416,000)	4,227,000

Cash flows from investing activities
Purchases of property and equipment	(129,000)	(266,000)
Proceeds from the sale of property and equipment	15,000	32,000

Net cash used in investing activities	(114,000)	(234,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	—	1,460,000
Repayments of borrowings under line of credit	—	(2,868,000)
Principal payments on capital lease obligation	(54,000)	—
Proceeds from issuance of common stock to employees upon exercise of stock options and warrants	160,000	198,000
Payment of preferred stock dividends	(334,000)	(324,000)
Redemption of Series F Convertible Preferred shares	(1,500,000)	—

Net cash used in financing activities	(1,728,000)	(1,534,000)

Net change in cash and cash equivalents	(2,258,000)	2,459,000
Cash and cash equivalents – beginning of period	5,488,000	1,688,000

Cash and cash equivalents – end of period	$3,230,000	$4,147,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the nine months ended March 31, 2009

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet adopted the provisions of FSP No. 142-3.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied using a modified retrospective method to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have a material impact on the Company’s current or prior consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock “(Issue 07-5). This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Issue 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, “ Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. Issue 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, “ (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. Issue 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of Issue 07-5 and has not yet determined its effect, if any, on its financial statements.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $11,000 and $26,000 for the three and nine months ended March 31, 2009, respectively, and paid federal and state taxes of approximately $906,000 for the three and nine months ended March 31, 2009.

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000.

4. Employee Stock Compensation Plans

During fiscal year 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effect of applying Statement 123R was a decrease to net income of $38,000 for the quarter ended March 31, 2009, or less than $0.01 per basic and diluted share. For the nine months ended March 31, 2009, the effect of applying this Statement was $110,000, or less than $0.01 per basic and diluted share.

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

Pursuant to its Board compensation plan, for the three and nine months ended March 31, 2009, the Company issued 73,529 and 114,008 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $38,000 and $70,000, respectively.

For the three months and nine months ended March 31, 2009 and 2008, total stock compensation expense charged against income for these plans was $72,000 and $180,000, and $94,000 and $294,000 respectively.

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Average risk-free interest rate	3.69%	—	3.69%	4.26%
Dividend yield	0%	—	0%	0%
Expected term	8.2 years	—	8.2 years	8.4 years
Average expected volatility	0.98	—	0.98	0.96
Weighted average fair value of granted options	$0.49	—	$0.49	$0.75

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

A summary of stock option activity during the nine months ended March 31, 2009 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2008	1,678,205	$1.11
Granted	18,000	0.55
Exercised	(50,000)	0.60	13,500
Forfeited	(49,000)	0.48

Outstanding at March 31, 2009	1,597,205	$1.14	$11,000

Exercisable at March 31, 2009	1,153,704	$1.20	$11,000

Weighted-average remaining contractual life	7.1 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2009 ranged from $0.17 to $63.33 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.34	107,997	$0.29	4.7 years	107,997	$0.29	4.7 years
0.35 – 0.91	1,017,000	0.79	7.4 years	672,125	0.76	6.8 years
1.05 – 63.33	472,208	2.10	7.0 years	373,582	2.25	6.8 years

	1,597,205			1,153,704

Assuming that no additional share-based payments are granted after March 31, 2009, unamortized stock compensation expense of $267,000 will be recognized in the consolidated statement of operations over a weighted average period of 5.3 years.

5. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, a total of 2.75% as of March 31, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at March 31, 2009 or June 30, 2008.

6. Obligations Under Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 as a result. This capital lease obligation totaled $302,000 as of March 31, 2009.

7. Income Taxes

Income tax expense during the three months ended March 31, 2009 and 2008 includes both federal and state income taxes. During fiscal year 2008, the Company’s taxable income was offset by approximately $1.3 million of net operating loss carryforwards. The Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation.

8. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of March 31, 2009, 9,177,430 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and nine months ended March 31, 2009, all common stock equivalents were excluded from the computation of diluted earnings per share because the Company incurred a net loss. For the three and nine months ended March 31, 2008, there were 5,306,559 and 5,013,559, respectively, shares of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Numerator for basic earnings per share:
Net (loss) income	$(146,000)	$1,005,000
Less: preferred stock dividends	(52,000)	(40,000)

Net (loss) income available to common stockholders	$(198,000)	$965,000

Denominator:
Weighted average shares outstanding – basic	16,895,651	16,304,013

Assumed conversion of preferred stock	—	3,660,244
Effect of outstanding stock options	—	192,311
Effect of outstanding stock warrants	—	110,474

Weighted average shares outstanding – fully diluted	16,895,651	20,267,042

(Loss) earnings per common share – basic	$(0.01)	$0.06

(Loss) earnings per common share – diluted	$(0.01)	$0.05

	Nine Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(216,000)	$2,349,000
Less: preferred stock dividends	(334,000)	(324,000)

Net (loss) income available to common stockholders	$(550,000)	$2,025,000

Denominator:
Weighted average shares outstanding – basic	16,777,422	16,096,985

Assumed conversion of dilutive preferred stock	—	3,660,244
Effect of outstanding dilutive stock options	—	224,007
Effect of outstanding dilutive stock warrants	—	127,000

Weighted average shares outstanding – diluted	16,777,422	20,108,236

(Loss) earnings per common share – basic	$(0.03)	$0.13

(Loss) earnings per common share – diluted	$(0.03)	$0.12

9. Liquidity and Capital Resources

The Company had $193,000 in long-term debt at March 31, 2009 and a working capital surplus of approximately $3,166,000. The Company’s management believes that its near-term needs can be met from its available cash resources and its line of credit.

10. Subsequent Event

On April 1, 2009, pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Company redeemed an additional 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated dividends of approximately $13,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance. Each $500,000 redemption of the Preferred Series F shares will result in a decrease of the Preferred Series F balance of $442,000 and a reduction of additional paid-in capital of $58,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech Solutions, Inc. (“the Company” or “Avatech”) operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, the cost of funds, and demand for the Company’s products and services; changes in the Company’s competitive position or competitive actions by other companies; the Company’s ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized or, if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements to reflect new information, future events or otherwise.

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

The Company also offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because subscribers do not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, Avatech records the gross profit from the sale of Autodesk software subscriptions as commission revenue. Approximately 92% of the Company’s total product revenue in the current quarter is related to the resale of Autodesk products.

Service Revenue- Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 83 personnel associated with these types of services.

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

Interest Expense- Interest expense consists primarily of interest on capital lease obligations.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following tables set forth a comparison of the Company’s results of operations for the three month period ended March 31, 2009 to the three month period ended March 31, 2008. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2009	2008	% change
Revenues:
Product sales	$3,355,000	$6,341,000	(47.1)%
Service revenue	2,508,000	3,132,000	(19.9)%
Commission revenue	2,090,000	3,279,000	(36.3)%

Total revenues	$7,953,000	$12,752,000	(37.6)%

Revenues. Total revenues for the three months ended March 31, 2009 decreased by $4.8 million or 37.6% when compared to the same period in the prior fiscal year primarily due to the depressed market conditions. The business slowdown experienced by our customer base in the manufacturing, engineering and building sectors has resulted in reduced purchases of the products and services that the Company offers. In order to attempt to balance its costs against the revenue reductions, the Company implemented a cost reduction and containment plan that included some minor layoffs, a hiring freeze and a temporary 10% base salary reduction for all employees. The Company has indicated that the hiring freeze and base salary reduction will continue until its revenue returns to levels that support continued profitability.

Product sales decreased $3.0 million or 47.1% for the three months ended March 31, 2009 as compared to the same period in the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the same period in the prior fiscal year for the same reasons.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2009	2008	% change
Cost of revenue:
Cost of product sales	$2,120,000	$4,413,000	(52.0)%
Cost of service revenue	1,859,000	2,109,000	(11.9)%

Total cost of revenue	$3,979,000	$6,522,000	(39.0)%

Gross margin	$3,974,000	$6,230,000

Cost of revenue. The total cost of revenue decreased $2.5 million, or 39.0%, for the three months ended March 31, 2009 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 52.0% while product sales decreased 47.1% during the three months ended March 31, 2009 as compared with the same period the prior fiscal year. The cost of product sales decreased greater than product costs due to the Company’s current quarter sales having a greater proportion of higher-margin vertical products than the prior year and the realization of larger sales incentives from its principal supplier, Autodesk.

Cost of service revenue decreased $250,000, or 11.9%, for the three months ended March 31, 2009 when compared to the same period in the prior fiscal year, while service revenues decreased $624,000 or 19.9%. Cost of service revenue as a percentage of related revenue increased from 67.3% to 74.1% during the three months ended March 31, 2009 when compared to the same period in the prior fiscal year. The higher relative cost of service revenue resulted from lowered productivity of the services personnel during the current fiscal quarter due to a reduction in the volume of services work performed during the period.

Gross margin. The Company’s overall gross margin percentage increased to 50.0% for the three months ended March 31, 2009 when compared to 48.9% for the same period in the prior fiscal year due to the Company’s mix of higher margin vertical products and the level of sales incentives earned during the quarter.

Other Operating Expenses

	Three Months Ended March 31,
	2009	2008	% change
Other operating expenses:
Selling, general and administrative	$3,929,000	$4,744,000	(17.2)%
Depreciation and amortization	193,000	168,000	14.9%

Total other operating expenses	$4,122,000	$4,912,000	(16.1)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $815,000, or 17.2%, for the three months ended March 31, 2009 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 49.4% for the three months ended March 31, 2009, up from 37.2% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is primarily the result of decreased commissions due to lower sales and the effects of the reduction in force. Selling, general and administrative expenses are expected to decrease further during the fourth quarter of fiscal year 2009 as a result of the previously-mentioned 10% salary reduction program that became effective April 1, 2009.

Depreciation and Amortization. Depreciation and amortization expenses increased $25,000, or 14.9%, for the three months ended March 31, 2009 when compared to the same period in the prior fiscal year due to a new equipment lease.

Other (Expense) Income, net

	Three Months Ended March 31,
	2009	2008	% change
Other (expense) income, net	$(20,000)	$19,000	(205.3)%

Other (Expense) Income, net. The Company incurred $20,000 in other expense, net during the three months ended March 31, 2009 compared to $19,000 of income during the same period in the prior fiscal year. The decrease in other income is due to increased interest expense associated with a new equipment lease.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2009	2008	% change
Income tax (benefit) expense	$(22,000)	$332,000	(106.6)%

Income Tax (Benefit) Expense. The Company recorded a $22,000 income tax benefit during the three months ended March 31, 2009, a 106.6% decrease when compared to the $332,000 in income tax expense recorded for the same period in the prior fiscal year primarily due to decreased income from operations. During fiscal year 2008, the Company’s taxable income was offset by approximately $1.3 million of federal net operating losses. The Company’s remaining federal net operating loss carryforwards total $1.2 million and are subject to a $92,000 annual limitation.

Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

The following tables set forth a comparison of the Company’s results of operations for the nine month period ended March 31, 2009 to the nine month period ended March 31, 2008. The amounts are derived from selected items reflected in our unaudited Consolidated Statements of Operations included elsewhere in this report. The nine months financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2009	2008	%
Revenues:
Product sales	$14,227,000	$20,960,000	(32.1)%
Service revenue	7,648,000	8,635,000	(11.4)%
Commission revenue	6,362,000	8,505,000	(25.2)%

Total revenues	$28,237,000	$38,100,000	(25.9)%

Revenues. Total revenues for the nine months ended March 31, 2009 decreased $9.9 million or 25.9% when compared to the same period in the prior fiscal year.

Product sales decreased $6.7 million or 32.1% for the nine months ended March 31, 2009 as compared to the same period in the prior fiscal year. The decrease in product sales is due primarily to the depressed market conditions as previously discussed. In addition, the Company also reported lower Service and Commission revenues when compared to the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2009	2008	%
Cost of revenue:
Cost of product sales	$9,472,000	$14,272,000	(33.6)%
Cost of service revenue	5,874,000	6,129,000	(4.2)%

Total cost of revenue	$15,346,000	$20,401,000	(24.8)%

Gross margin	$12,891,000	$17,699,000

Costs of revenue. Total cost of revenue decreased $5.1 million, or 24.8%, for the nine months ended March 31, 2009 as compared to the same period in the prior fiscal year.

Cost of product sales decreased 33.6% while product sales decreased 32.1% during the nine months ended March 31, 2009 when compared with the same period the prior fiscal year. Product revenue decreased at a lower rate than product costs due to the Company’s current year sales having a greater proportion of higher-margin vertical products than the prior year.

Cost of service revenue decreased $255,000, or 4.2%, for the nine months ended March 31, 2009 when compared to the same period in the prior fiscal year, while service revenues decreased $987,000 or 11.4%. Cost of service revenue as a percentage of related revenue increased from 71.0% to 76.8% during the nine months ended March 31, 2009 when compared to the same period in the prior fiscal year. The higher relative cost of service revenue resulted from lowered productivity of the services personnel during the current fiscal quarter due to a reduction in the volume of services work performed during the period.

Gross margin. Primarily due to the lower services margins that the Company realized due to lower services revenues, the Company’s gross margin percentage decreased to 45.7% for the nine months ended March 31, 2009 compared to 46.5% for the same period in the prior fiscal year.

Other Operating Expenses

	Nine Months Ended December 31,
	2009	2008	%
Other operating expenses:
Selling, general and administrative	$12,600,000	$14,093,000	(10.6)%
Depreciation and amortization	557,000	523,000	6.5%

Total other operating expenses	$13,157,000	$14,616,000	(10.0)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $1.5 million, or 10.6%, for the nine months ended March 31, 2009 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of the total revenues was 44.6% for the nine months ended March 31, 2009, up from 37.0% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses are primarily the result of decreased commissions due to lower sales, and lower salaries due to the Company having fewer employees as a result of the Company’s fiscal year 2008 strategy of limiting hiring to control costs as well as the cost reduction program previously discussed.

Depreciation and Amortization. Depreciation and amortization expenses increased $34,000, or 6.5%, for the nine months ended March 31, 2009 when compared to the same period in the prior fiscal year as a result of a new equipment lease.

Other income, net

	Nine Months Ended March 31,
	2009	2008	%
Other income, net	$25,000	$55,000	(54.5)%

Other Income, net. The Company earned $25,000 in other income, net during the nine months ended March 31, 2009 compared to $55,000 during the same period in the prior fiscal year. Other income, net decreased because the Company earned less interest income the current fiscal year as the result of lower average cash balances.

Income Tax (Benefit) Expense

	Nine Months Ended December 31,
	2009	2008	%
Income tax (benefit) expense	$(25,000)	$789,000	(103.2)%

Income Tax (Benefit) Expense. The Company recorded a $25,000 income tax benefit during the nine months ended March 31, 2009, a 103.2% decrease when compared to the $789,000 income tax expense recorded for the same period in the prior fiscal year, the result of decreased income before income taxes.

The Company has approximately $1.2 million of federal net operating loss carryforwards available for the remainder of fiscal year 2009 and beyond which are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements through its cash balances.

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or 2.75% as of March 31, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at March 31, 2009 or June 30, 2008.

The Company’s operating assets and liabilities consist primarily of accounts receivable, inventory and accounts payable. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 97% of its product from one principal supplier that provides it with credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the nine months ended March 31, 2009 decreased to $129,000 from $266,000 for the same period in 2008. As discussed in Note 6 to the Consolidated Financial Statements, the Company incurred a $358,000 capital lease as a result of a significant upgrade of its computer equipment used for customer training.

For the nine months ended March 31, 2009, net cash used in operating activities was $416,000, compared with cash provided from operating activities of $4,227,000 during the same period in 2008, resulting primarily from decreased trade accounts payable, payment of income taxes coupled with its net loss. Due to decreased sales, fewer purchases were necessary to fulfill sales, resulting in decreased trade accounts payable.

For the nine months ended March 31, 2009, the Company used $1,728,000 in financing activities compared with $1,534,000 for the same period in 2008. Also, during the current fiscal year the Company redeemed $1,500,000 of Preferred Series F shares, while in the same quarter of the prior fiscal year, the Company paid down $2,868,000 of the outstanding balance on the line of credit. The $1,500,000 redemption of the Preferred Series F shares resulted in a decrease of the Preferred Series F balance of $1,326,000 and a reduction of additional paid-in capital of $174,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance.

The Company had $193,000 in long-term capital lease obligations for a computer lease agreement at March 31, 2009, and had working capital of $3,166,000.

Management believes the Company’s near-term needs can be met from its available cash resources and its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company’s Channel Partner Agreement with Autodesk, which designates the Company as an authorized reseller of Autodesk products, provides performance targets and expires February 1, 2010.

Below is a summary of the Company’s contractual obligations and commitments at March 31, 2009:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Operating leases	$3,775,000	$1,245,000	$1,880,000	$650,000	$—
Capital leases	304,000	111,000	193,000	—	—

Total obligations	$4,079,000	$1,356,000	$2,073,000	$650,000	$—

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2009 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

AVATECH SOLUTIONS, INC.

Date: May 14, 2009	By:	/s/ George M. Davis
George M. Davis
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)