Form 10-K
period 2009-06-30
AVATECH SOLUTIONS INC
filed 2009-09-28
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant as of September 10, 2009 was approximately $8,695,206.

The number of shares of common stock outstanding as of September 10, 2009 was 17,049,423.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Stockholders.

This Annual Report of Avatech Solutions, Inc. on Form 10-K for the year ended June 30, 2009 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech Solutions, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Avatech Solutions, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Avatech Solutions, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Avatech Solutions, Inc.’s business or operations. Except as required by applicable laws, Avatech Solutions, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Avatech”, “the Company”, “we”, “us” and “our” refer to Avatech Solutions, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

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

In November 2002, Avatech Solutions, Inc. completed a merger with PlanetCAD, Inc. and became a wholly owned subsidiary of PlanetCAD, Inc., after which PlanetCAD changed its name to Avatech Solutions, Inc. and the original Avatech Solutions, Inc. changed its name to Avatech Solutions Subsidiary, Inc. As a result of the merger, PlanetCAD’s stockholders retained twenty-five percent of the surviving company and, in exchange for all of the common stock of the original Avatech Solutions, Inc., the stockholders of the original Avatech Solutions, Inc. were issued registered shares constituting seventy-five percent of the surviving company’s outstanding common stock. The original Avatech Solutions, Inc. was deemed to have acquired PlanetCAD because its stockholders received the majority of the common stock of the surviving company.

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

Avatech’s sales and service delivery network consists of approximately 151 employees operating out of seventeen business offices across the United States. The Company has a sales database that contains over 210,000 point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

During its fiscal year ended June 30, 2009, Avatech’s operations were significantly affected by the recession which gripped the United States. The business slowdown experienced by the Company’s customer base in the manufacturing, engineering and building sectors resulted in reduced purchases of the products and services that the Company offers. In order to respond to this downturn and the resulting decrease in revenues over prior periods, management implemented a series of tactics including a significant reduction in workforce and an across-the-board reduction of the base pay of all employees. Based on recent discussions with its primary supplier, Autodesk, Inc. (“Autodesk”), indications of the beginnings of a recovery from the recession and the increased sales activity that the Company experienced during the quarter ended September 30, 2009, management believes that its business has stabilized. Despite the challenges that the Company has endured, its strategic focus and long-term objectives remain unchanged. The Company still intends to leverage the solid core business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently, Avatech expects to identify and engage in diverse software and services opportunities through strategic relationship development. The Company plans on taking advantage of its established brand, its geographic footprint and technical expertise to accomplish its objectives. Thus, the strategic plan calls for the Company to target specific product lines that will maximize its Autodesk business, to leverage its market position and core competencies, and to grow the Services component of its business.

Avatech has a software development team within its professional services group that is charged with the responsibility of developing software-based solutions for customers that improve the customers’ design workflow processes. These may include sales-oriented configuration tools or engineering-oriented automation and integration tools. The solutions often involve automating or enhancing the software products the Company sells. While focused on professional services, the team has developed a variety of small applications which are packaged and sold commercially to its customers. For example, in June 2009, Avatech sold a software application that its team had developed for $500,000 to Autodesk. It is Avatech’s intention to continue the development of software applications as well as to identify new areas for commercial software development. There can be no assurance that any future sale will result in a similar amount of income to the Company.

The Company’s product sales are somewhat cyclical, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. The Company allows returns in limited situations.

Products

Substantially all of Avatech’s business consists of the sale of prepackaged software and associated services to customers in the United States. Sales are focused on the following three major product categories and associated value-added services.

Design Automation. More than 94% of product revenues arise from the resale of design software developed by Autodesk, Inc. (“Autodesk”) for the building design and land development, manufacturing, utilities, and telecommunications industries, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

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

Services

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, and symbol library development. The Company employs over forty six industry specialists who provide professional services to its design automation customers.

Avatech offers training courses in forty eight different subjects related to various software solutions offered at sixteen training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by thirty four technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user telephone support services through its National Support Center (NSC). A staff of full-time technology consultants assist customers with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through a variety of channels including e-mail, an internet portal, telephone, and facsimile.

Markets and Competition

Design Automation. In the design automation market, Avatech focuses on providing enterprise solutions to small- and medium-sized businesses with under one billion dollars of annual revenue, primarily in the architecture, engineering, and construction (“AEC”) market and the mechanical design and manufacturing (“MDM”) market. The AEC market is comprised of design services focused on the construction of large physical assets such as buildings, roads, factories, utility companies, and commercial infrastructure projects. The MDM market is primarily focused on the design, tooling, assembly, and testing of instruments, electronic devices, machines, mechanical devices, and power-driven equipment.

While several local and regional competitors exist in the various geographic territories where the Company conducts business, it believes that it has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and that it is one of the largest commercial Autodesk resellers in the United States. Two national competitors that could be compared to Avatech in scale, size, geographical reach, and target markets for the resale of Autodesk products are Tata Technologies Company (Tata) and RAND Worldwide (RAND).

Tata is a systems integrator for design automation products with offices located in fourteen countries and has headquarters in the United States, London, and India. While the Company believes that Tata has greater revenues than Avatech, the Company estimates that the Autodesk portion of Tata’s business is less than its Autodesk business.

RAND is a large, global computer-aided design and engineering technology company, however the Company believes that its United States Autodesk-related business is larger than that of RAND. RAND has U.S. offices in the Northern Pacific, Midwest, Northeast and the Southeast.

Data Management. In this market, the Company faces similar competition from local and regional Autodesk resellers in its design automation business.

Facilities Management. The Company provides IWMS and CAFM solutions to organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries. As a reseller of technology from ARCHIBUS and Idisis, the Company competes with not only competitive applications but also other resellers of the products it represents.

Arrangements with Principal Suppliers

Revenues are primarily derived from the resale of vendor software products and services. These sales are made pursuant to channel sales agreements whereby Avatech is granted the authority to purchase and resell the vendor products and services. Under these agreements, the Company both resells software directly to its customers and acts as a sales agent for various vendors and receives commissions for its sales efforts.

On February 1, 2008, the Company entered into a renewable Authorized Channel Partner Agreement with Autodesk. The renewable agreement dated February 1, 2008 has a term of three years but provides targets for a one-year period. Under this agreement, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products and identifies targets for the upcoming year. The Company must achieve yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2009, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $25.5 million. This agreement authorizes the Company to sell certain software products to certain customers in specific geographic areas of the United States and there are no clauses in this agreement that limit or restrict the services that the Company can offer to customers.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2009, the revenues generated by our top ten customers represented approximately nine percent of consolidated revenues, and no single customer accounted for three percent or more of our consolidated revenues.

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

Avatech owns several federally registered trademarks, including “AVATECH SOLUTIONS,” and “AVANEWS,” and has other trademark applications pending, but has no patents or patent applications pending. This Annual Report contains trademarks and trade names of Avatech Solutions, Inc. and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Employees

At June 30, 2009, the Company had approximately 151 employees located in seventeen offices throughout the United States, of which 149 are full-time employees. Approximately 30 of its employees are located at its corporate headquarters in Maryland, which also houses a training facility and some sales personnel. None of its employees are represented by collective bargaining agreements, and it has never experienced a work stoppage. The Company believes that its employee relations are good.

Available Information

Avatech maintains an Internet site at www.avatech.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. The Company’s executive offices are located at 10715 Red Run Blvd, Suite 101, Owings Mills, Maryland 21117 and its telephone number is (410) 581-8080.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Corporate offices are located in Owings Mills, Maryland where the Company leases approximately 13,430 square feet of office space pursuant to a lease which expires on July 31, 2011. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Location	Square Footage	Term
Colorado—Greenwood Village	7,462	12/31/2011
Florida—Tampa	4,103	3/31/2014
Indiana—Indianapolis	2,871	2/28/2013
Illinois—Chicago	2,369	10/22/2011
Iowa—Cedar Rapids	4,003	5/31/2011
Iowa—Des Moines	3,027	7/31/2011
Minnesota—St. Paul	2,782	3/31/2012
Michigan—Troy	5,090	3/31/2014
Nebraska—Omaha	5,473	8/31/2013
North Carolina-Charlotte	3,500	10/31/2010
North Carolina—High Point	1,764	4/30/2011
North Carolina-Raleigh	3,671	11/30/2011
Ohio—Beachwood	2,528	11/30/2010
Texas—Houston	3,384	12/31/2013
Texas—Irving	6,920	4/30/2013
Virginia—Richmond	1,832	3/31/2011
Virginia—Virginia Beach	5,887	10/31/2009

The commercial real estate market is volatile and unpredictable in terms of available space, rental fees, and occupancy rates and preferred locations. The Company cannot be certain that additional space will be available when it is required, or that it will be affordable or in a preferred location.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of the conduct of its business. Management believes that no pending matter, alone or together with other pending matters, is likely to have a material adverse effect on the Company’s future financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2009.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Data

Avatech’s common stock is traded through the over-the-counter market and price quotations are published on the OTC Bulletin Board under the symbol “AVSO.OB”. The common stock is not heavily traded. The following table indicates the high and low bid quotations per share, rounded to the nearest whole cent, as available through the OTC Bulletin Board for each quarterly period within the two most recent fiscal years. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended June 30, 2009
First Quarter	$1.02	$0.60
Second Quarter	0.80	0.32
Third Quarter	0.52	0.26
Fourth Quarter	0.50	0.26

Fiscal Year Ended June 30, 2008
First Quarter	$1.20	$0.60
Second Quarter	1.03	0.77
Third Quarter	0.95	0.77
Fourth Quarter	0.95	0.74

Recent Closing Prices

On September 10, 2009, the last closing price for our common stock on the OTC Bulletin Board, as reported by Reuters, was $0.51.

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

The Series D, Series E and Series F Convertible Preferred Stock are eligible for 10% annual, cumulative dividends. The Series D and Series E dividends are payable quarterly and Series F dividends are paid semi-annually as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the common stock and all other outstanding shares of equity securities. For the year ended June 30, 2009, dividends totaling $512,000 were paid to the holders of the Series D, Series E and Series F Convertible Preferred Stock.

Number of Stockholders

As of September 5, 2009, there were 982 holders of record of the Company’s common stock, 11 holders of Series D Convertible Preferred Stock, 26 holders of Series E Convertible Preferred Stock, and 2 holders of Series F Convertible Preferred Stock.

Equity Compensation Plan Information

The following table provides information, as of June 30, 2009, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	1,638,173	$1.12	584,334
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,638,173	$1.12	584,334

(1)	This amount includes 274,575 shares of stock that may be issued under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2009, the Company did not purchase any equity securities of the Company.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2009, the Company did not sell any unregistered equity securities.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy.

•	Profitably grow its consulting and services business by leveraging its experts in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and visualization and animation technology;

•	Autodesk data management software; and,

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

Product sales also include Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector.

Service Revenue- Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 46 personnel associated with these types of services.

Sale of Developed Software- Avatech maintains a software development team that is charged with the responsibility of developing software-based solutions for customers that improve the customers’ design workflow processes. These may include sales-oriented configuration tools or engineering-oriented automation and integration tools which involve automating or enhancing the software products the Company sells. While focused on professional services, the team has developed a variety of small applications which are packaged and sold commercially to its customers. In June 2009, Avatech sold a software application that its team had developed for $500,000 to Autodesk.

Commission Revenue- The Company offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because Avatech does not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, the Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk, and self-paced training to help extend its customers skills. Based on its analysis of the Autodesk Subscription program, Avatech records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Avatech also generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Avatech receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

Cost of Product Sales- The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs.

Cost of Service Revenue- Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, travel, literature, and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

Cost of Developed Software- Costs associated with the development of software are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“Statement 86”). Under Statement 86, internal costs incurred to create computer software are charged to expense when incurred until technological feasibility for the product has been established. The development costs associated with the $500,000 sale of software that occurred in June 2009 had been expensed prior to the Company realizing the technological feasibility and market potential of that software and are therefore not broken out separately.

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

Depreciation and Amortization Expenses- Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, leasehold improvements and acquired customer lists. The Company computes depreciation and amortization expenses using the straight-line method. Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2009 was $265,000. The Company estimates total amortization expense to remain consistent for each of the five succeeding fiscal years. Total depreciation expense for the year ended June 30, 2009 was $458,000.

Interest Expense- For the year ended June 30, 2008, interest expense consisted primarily of interest on a revolving line-of-credit. For the year ended June 30, 2009, interest expense consisted primarily of interest on a capital lease.

Critical Accounting Policies

General- The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition, estimates of bad debts and income taxes. All of these critical accounting policies are discussed with and reviewed by the Company’s Audit Committee on a periodic basis. Presented below is a description of the accounting policies that management believes are most critical to an understanding of the consolidated financial statements.

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

Revenue from software arrangements is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. The Company determines whether criteria (3) and (4) have been satisfied based on its judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine these criteria are not met. In the past, it has not been necessary to adjust reported revenues due to changes in conditions, and the Company continues to evaluate current conditions that may affect the nature and timing of our revenue recognition.

Customer arrangements can involve the sale of one or more elements (product, service, training, etc.). When this occurs, Avatech allocates revenue to each element if it can reliably determine the relative fair value of each element. The Company limits the assessment of fair value to the price that is charged when the element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, at which time revenue is recognized over the remaining maintenance or service period. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined. The timing of the revenue that is recognized in future periods from multiple element arrangements with customers will be dependent upon the ability to establish or continue to have vendor-specific objective evidence of the fair value of each of the elements in these types of arrangements.

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

Income Taxes- At June 30, 2009, the Company had federal net operating loss carryforwards totaling approximately $1.1 million, which will begin to expire in 2012. The federal net operating loss carryforwards at June 30, 2009 are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Management considers the Company to be a single reporting unit; accordingly, all of the goodwill is associated with the entire company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require the Company to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss. Management’s analysis of the recoverability of its intangible assets as of June 30, 2009 determined that there was no need for any write downs of its assets.

Selected Revenue Information for Years Ended June 30, 2009 and 2008

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2009	2008
Revenue:
Product sales	49.4%	55.7%
Service revenue	26.7%	22.9%
Commission revenue	22.5%	21.4%
Sale of developed software	1.4%	—

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	32.7%	37.9%
Cost of service revenue	20.8%	16.4%

Total cost of revenue	53.5%	54.3%

Gross margin	46.5%	45.7%

Other operating expenses:
Selling, general and administrative	45.8%	37.3%
Depreciation and amortization	2.0%	1.4%

Total other operating expenses	47.8%	38.7%

Operating (loss) income	(1.5)%	7.0%

Other income (expense):
Interest and other income	0.2%	0.3%
Interest expense	(0.1)%	(0.1)%

Total other income (expense)	0.1%	0.2%

(Loss) income from before income taxes	(1.4)%	7.2%
Income tax (benefit) expense	(0.5)%	1.0%

Net (loss) income	(0.9)%	6.2%

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Revenue

	Year ended June 30,
	2009	2008	% change
Revenue:
Product sales	$17,516,000	$27,650,000	(36.7)%
Service revenue	9,446,000	11,363,000	(16.9)%
Commission revenue	7,973,000	10,631,000	(25.0)%
Sale of developed software	500,000	—	100.0%

Total Revenue:	$35,435,000	$49,644,000	(28.6)%

Revenue: Total revenue for the year ended June 30, 2009 decreased by $14.2 million or 28.6% when compared to the prior fiscal year primarily due to the effects of the national recession on the Company’s customers. The business slowdown experienced by its customer base in the manufacturing, engineering and building sectors resulted in reduced purchases of the products and services that the Company offers. In an effort to balance its costs against the revenue reductions, the Company implemented reductions in workforce during the third and fourth quarters of fiscal year 2009, a hiring freeze and a temporary 10% base salary reduction for all employees. The Company has indicated that the hiring freeze and base salary reduction will continue until its revenue returns to levels that support continued profitability.

Product sales decreased $10.1 million or 36.7% for the year ended June 30, 2009 as compared to the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the same period in the prior fiscal year. These decreases were the direct result of the severe recession affecting the entire United States.

During fiscal year 2009, Avatech developed BIMreview software, an enhancement to Autodesk’s Revit® architectural software. BIMreview was offered for sale to Avatech’s customers for a brief period starting in December 2008, and a small number of customers purchased licenses directly from Avatech. During the fourth quarter of 2009, Autodesk purchased all rights in the BIMreview software for $500,000. The costs of developing BIMreview software were expensed as incurred during the first two quarters of fiscal year 2009.

Cost of Revenue

	Year ended June 30,
	2009	2008	% change
Cost of revenue:
Cost of product sales	$11,596,000	$18,801,000	(38.3)%
Cost of service revenue	7,384,000	8,145,000	(9.3)%

Total cost of revenue	$18,980,000	$26,946,000	(29.6)%

Gross margin	$16,455,000	$22,698,000	(27.5)%

Cost of Revenue: Total cost of revenue decreased $7.9 million, or 29.6%, for the year ended June 30, 2009 as compared to the prior fiscal year.

Cost of product sales decreased 38.3% while product sales decreased 36.7% during the year ended June 30, 2009 as compared with the prior fiscal year. Product costs decreased at a higher rate than product revenues as a result of earning higher sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates are applied to cost of product sales.

Cost of service revenue decreased by 9.3% while service revenue decreased by 16.9% during the year ended June 30, 2009 as compared with the prior fiscal year. Cost of service revenue decreased at a lower rate then service revenue due to lowered productivity of the services personnel during the fiscal year which was the result of a reduction in the volume of services work performed during the period.

Gross Margin: The Company’s gross margin percentage increased to 46.4% for the year ended June 30, 2009 from 45.7% for the prior fiscal year primarily due to the additional margin resulting from the $500,000 sale of developed software.

Other Operating Expenses

	Year ended June 30,
	2009	2008	% change
Other operating expenses:
Selling, general and administrative	$16,245,000	$18,507,000	(12.2)%
Depreciation and amortization	723,000	693,000	4.3%

Total other operating expenses	$16,968,000	$19,200,000	(11.6)%

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2009 were approximately $16.2 million, compared to $18.5 million for fiscal year 2008, a decrease of $2.3 million, or 12.2%. The decrease in selling, general and administrative expenses was primarily the result of decreased commissions due to lower sales, the reductions in workforce which occurred during the third and fourth quarters of fiscal year 2009, and the temporary 10% base salary reduction affecting all employees.

Depreciation and Amortization: Depreciation and amortization expenses increased $30,000 over fiscal year 2008 due to a new capital lease.

Other Income (Expense)

	Year ended June 30,
	2009	2008	% change
Other income (expense):
Interest and other income	$51,000	$114,000	(55.3)%
Interest expense	(33,000)	(28,000)	17.9%

Total other income	$18,000	$86,000	(79.1)%

The Company earned $18,000 in other income during fiscal year 2009 compared to $86,000 during the prior fiscal year. The decrease in other income was due to decreased interest income resulting from lower cash balances as well as reduced interest rates paid on those balances.

Income Tax Expense (Benefit)

	Year ended June 30,
	2009	2008	% change
Income tax expense (benefit)	$(182,000)	$493,000	(136.9)%

The Company recorded a tax benefit of $182,000 during fiscal year 2009 versus income tax expense of $493,000 during the prior fiscal year as a result of the recognition of a $495,000 loss before taxes during fiscal year 2009 versus earning income before income taxes of $3.6 million during fiscal year 2008.

At June 30, 2009, the Company’s remaining federal net operating loss carryforwards totaled $1.1 million and were subject to a $92,000 annual limitation.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Revenue

	Year ended June 30,
	2008	2007	% change
Revenue:
Product sales	$27,650,000	$30,125,000	(8.2)%
Service revenue	11,363,000	10,689,000	6.3%
Commission revenue	10,631,000	9,721,000	9.4%

Total Revenue:	$49,644,000	$50,535,000	(1.8)%

Revenue: Total revenue for the year ended June 30, 2008 decreased by $891,000 or 1.8% over the prior fiscal year as a result of a reduction in the average number of sales professionals employed by the Company. The Company’s strategy for fiscal year 2008 was to realign its cost structure, including limiting the hiring of sales and engineering professionals, in order to return to profitability.

Product sales decreased $2,475,000 or 8.2% for the year ended June 30, 2008 as compared to the prior fiscal year. The decrease in product sales was due primarily to the previously-discussed decrease in the number of sales professionals.

Service revenues increased $674,000 or 6.3% for the year ended June 30, 2008 as compared to the prior fiscal year. The continued growth in service revenue resulted from a market driven need for additional services associated with upgrading to higher-end vertical and 3D software products.

Commission revenues increased $910,000 or 9.4% for the year ended June 30, 2008 as compared to the prior fiscal year. Included in commission revenues for fiscal year 2008 was a $770,000 commission that the Company earned from a single sale, the largest such sale and commission in the Company’s history. In addition to the large sale, commission revenues grew at a faster rate than product revenues due to improved sales techniques for subscription contract renewals.

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

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2008 were approximately $18.5 million, compared to $22.7 million for the fiscal year ended June 30, 2007, a decrease of $4.2 million, or 18.3%. During fiscal year 2007, the Company incurred charges of $1.3 million resulting primarily from severance costs and the closing of two offices. The remaining $2.9 million decrease resulted from the Company’s cost reduction efforts which began during the fourth quarter of fiscal year 2007 and included a reduction in executive and senior management positions, three office closings, and the elimination of non-critical positions.

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

Income tax expense increased to $493,000 in fiscal year 2008 from $227,000 in fiscal year 2007 as the Company increased its pretax income to $3.6 million in 2008 from a loss of $328,000 in 2007. The Company recognized net deferred tax assets of $262,000, resulting from the Company’s net operating loss carryforwards and temporary differences between book and tax expense, which reduced income tax expense during fiscal year 2008. In prior years, the Company did not recognize deferred tax assets due to uncertainty about the Company’s ability to generate sufficient taxable income to utilize such assets. By the end of fiscal year 2008, however, the Company had demonstrated its ability to generate taxable income and believed it was more likely than not that the $262,000 in net deferred tax assets would be realized in the future.

During fiscal year 2008, the Company’s taxable income was offset by approximately $600,000 of net operating loss carryforwards. At June 30, 2008, the Company’s remaining federal net operating loss carryforwards totaled $1.2 million and were subject to a $92,000 annual limitation.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock.

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, for an effective rate of 2.55% as of June 30, 2009. The line of credit expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company made no borrowings from the bank under this credit line during fiscal year 2009 and had no outstanding borrowings at June 30, 2009.

The Company’s operating assets and liabilities consist primarily of accounts receivable, accounts payable, and inventory. Changes in these balances are affected principally by the timing of sales and investments in inventory based on expected customer demand. The Company attempts to minimize its inventory levels through arrangements with suppliers to ship products with an average delivery period of two days and centralized inventory management. The Company purchases approximately 95% of its product from one principal supplier which provides it with credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the year ended June 30, 2009 decreased to $134,000 from $304,000 for the same period in 2008. As discussed in Note 11 to the Consolidated Financial Statements, the Company incurred a $358,000 capital lease as a result of a significant upgrade of its computer equipment used for customer training.

The Company had $160,000 in long-term capital lease obligations for a computer lease agreement at June 30, 2009, and had working capital of $2,497,000.

For the year ended June 30, 2009, the Company used cash of $2,432,000 in financing activities compared with $1,707,000 for the same period in 2008. Also, during the current fiscal year the Company redeemed $2,000,000 of Preferred Series F shares which resulted in a $1,765,000 decrease in the Preferred Series F balance and a $235,000 reduction of additional paid-in capital. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. The Company expects to fund these redemptions out of its excess cash balance.

Since Avatech is one of the largest resellers of Autodesk software and since Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company fully expects to continue to be a leading seller of Autodesk software at margins sufficient to grow its business and improve its financial results. The Company’s Channel Partner Agreement was renewed on February 1, 2009.

Off Balance Sheet Transactions

The Company is not party to any off-balance sheet transactions as defined in Item 303 of the SEC’s Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9(A).	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2009 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the Company’s last fiscal year, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2009. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information provided in Item 5 of Part II of this annual report under the heading “Equity Compensation Plan Information” is incorporated herein by reference. All other information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2). List of Financial Statements and Schedules.

(c). Financial Statement Schedule—Schedule II

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions		Deductions —describe		Balance at end of period
		Charged to costs and expenses	Charged to other accounts —describe
Year Ended June 30, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$140,000	$120,000	$—	$(91,000	)(1)	$169,000
Valuation allowance for net deferred tax assets	$—	$—	$—	$16,000	(2)	$16,000

Year Ended June 30, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$188,000	$36,000	$—	$(84,000	)(1)	$140,000
Valuation allowance for net deferred tax assets	$939,000	$—	$—	$(939,000	)(2)	$—

(1)	Uncollectible accounts written off, net of recoveries

(2)	Increase (decrease) in valuation allowance, net of temporary differences

(a)(3) and (b). Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits filed or furnished with this annual report are listed in the Exhibit List that immediately follows the Notes to the Consolidated Financial Statements presented elsewhere in this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.

Date: September 28, 2009	By:	/s/ GEORGE M. DAVIS
George M. Davis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARNETT Y. CLARK, JR.	By:	/s/ ARIS MELISSARATOS
	Garnett Y. Clark, Jr., Director		Aris Melissaratos, Director

September 28, 2009		September 28, 2009

By:	/s/ GEORGE W. COX	By:	/s/ ROBERT J. POST
	George W. Cox, Director		Robert J. Post, Director

September 28, 2009		September 28, 2009

By:	/s/ EUGENE J. FISCHER	By:	/s/ DAVID C. REYMANN
	Eugene J. Fischer, Director		David C, Reymann, Director

September 28, 2009		September 28, 2009

By:	/s/ GEORGE M. DAVIS	By:	/s/ THOM WAYE
	George M. Davis, President and Chief Executive Officer		Thom Waye, Director and Board Chair

September 28, 2009		September 28, 2009

		By:	/s/ LAWRENCE RYCHLAK
Lawrence Rychlak, Executive Vice President and Chief Financial Officer

September 28, 2009

FINANCIAL STATEMENTS

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”). Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective.

September 28, 2009

/s/ George M. Davis	/s/ Lawrence Rychlak
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avatech Solutions, Inc.

We have audited the consolidated balance sheets of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 28, 2009

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,716,000	$5,488,000
Accounts receivable, less allowance of $169,000 in 2009 and $140,000 in 2008	4,797,000	7,394,000
Other receivables	480,000	264,000
Inventory	66,000	422,000
Prepaid expenses and other current assets	323,000	387,000
Income tax refund receivable	388,000	—
Deferred income taxes, current	65,000	—

Total current assets	8,835,000	13,955,000

Property and equipment:
Computer software and equipment	3,611,000	3,189,000
Office furniture and equipment	1,193,000	1,176,000
Leasehold improvements	197,000	167,000

	5,001,000	4,532,000
Less accumulated depreciation and amortization	(4,205,000)	(3,751,000)

	796,000	781,000
Customer list, net of accumulated amortization of $931,000 in 2009 and $666,000 in 2008	1,256,000	1,521,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	246,000	262,000
Other assets	158,000	109,000

Total assets	$17,259,000	$22,596,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,654,000	$6,823,000
Accrued compensation and related benefits	415,000	859,000
Deferred revenue	1,151,000	1,085,000
Income taxes payable	—	650,000
Other current liabilities	118,000	8,000

Total current liabilities	6,338,000	9,425,000

Long-term liabilities:
Obligations under capital leases	160,000	—

Total liabilities	6,498,000	9,425,000

Series F Convertible Preferred Stock	1,864,000	3,629,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized; 1,298,728, issued as of June 30, 2009 and 2008; 1,090,150 and 1,090,171 outstanding at June 30, 2009 and 2008 respectively; aggregate liquidation preference of $1,591,000 and $1,612,000 at June 30, 2009 and 2008, respectively	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 16,960,853 at June 30, 2009 and 16,491,244 at June 30, 2008	170,000	164,000
Additional paid-in capital	12,590,000	12,928,000
Accumulated deficit	(3,874,000)	(3,561,000)

Total stockholders’ equity	8,897,000	9,542,000

Total liabilities and stockholders’ equity	$17,259,000	$22,596,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended June 30,
	2009	2008
Revenues:
Product sales	$17,516,000	$27,650,000
Service revenue	9,446,000	11,363,000
Commission revenue	7,973,000	10,631,000
Sale of developed software	500,000	—

	35,435,000	49,644,000

Cost of revenue:
Cost of product sales	11,596,000	18,801,000
Cost of service revenue	7,384,000	8,145,000

	18,980,000	26,946,000

Gross margin	16,455,000	22,698,000

Other operating expenses:
Selling, general and administrative	16,245,000	18,507,000
Depreciation and amortization	723,000	693,000

	16,968,000	19,200,000

Operating income (loss)	(513,000)	3,498,000

Other income (expense):
Interest and other income	51,000	114,000
Interest expense	(33,000)	(28,000)

	18,000	86,000

Income (loss) before income taxes	(495,000)	3,584,000
Income tax expense (benefit)	(182,000)	493,000

Net income (loss)	$(313,000)	$3,091,000

Earnings (loss) per common share—basic	$(0.05)	$0.16

Earnings (loss) per common share—diluted	$(0.05)	$0.15

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2007	1,106,929	$11,000	15,482,036	$155,000	$12,706,000	$(6,652,000)	$6,220,000
Issuance of common stock as compensation	—	—	76,584	—	70,000	—	70,000
Issuance of common stock upon the exercise of warrants	—	—	133,849	1,000	98,000	—	99,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	91,935	1,000	82,000	—	83,000
Issuance of common stock upon the exercise of stock options	—	—	531,941	5,000	110,000	—	115,000
Vesting of stock options issued to employees	—	—	—	—	429,000	—	429,000
Conversion of preferred stock into common stock	(16,758)	—	174,899	2,000	(2,000)	—	—
Preferred stock dividends	—	—	—	—	(565,000)	—	(565,000)
Net income	—	—	—	—	—	3,091,000	3,091,000

Balance at June 30, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000
Issuance of common stock as compensation	—	—	162,510	2,000	91,000	—	93,000
Issuance of common stock upon the exercise of warrants	—	—	141,852	2,000	79,000	—	81,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	82,939	1,000	47,000	—	48,000
Issuance of common stock upon the exercise of stock options	—	—	50,000	1,000	30,000	—	31,000
Vesting of stock options issued to employees	—	—	—	—	164,000	—	164,000
Conversion of preferred stock into common stock	(21)	—	32,308	—	—	—	—
Redemption of Preferred Series F shares	—	—	—	—	(237,000)	—	(237,000)
Preferred stock dividends	—	—	—	—	(512,000)	—	(512,000)
Net loss	—	—	—	—	—	(313,000)	(313,000)

Balance at June 30, 2009	1,090,150	$11,000	16,960,853	$170,000	$12,590,000	$(3,874,000)	$8,897,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(313,000)	$3,091,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts, net of recoveries	95,000	(30,000)
Depreciation and amortization	723,000	693,000
Non-cash stock compensation expense	257,000	499,000
Deferred income taxes, net	(49,000)	(342,000)
Changes in operating assets and liabilities
Accounts receivable and other receivables	2,286,000	266,000
Inventory	356,000	480,000
Prepaid expenses and other current assets	64,000	(31,000)
Income tax refund receivable	(388,000)	—
Other assets	(49,000)	—
Accounts payable and accrued expenses	(2,169,000)	1,206,000
Accrued compensation and related benefits	(444,000)	(602,000)
Deferred revenue	66,000	(9,000)
Income taxes payable	(650,000)	632,000
Other current liabilities	(6,000)	(88,000)

Net cash (used in) provided by operating activities	(221,000)	5,765,000

Cash flows from investing activities
Purchase of property and equipment	(134,000)	(304,000)
Proceeds from asset sale	15,000	46,000

Net cash used in investing activities	(119,000)	(258,000)

Cash flows from financing activities
Proceeds from borrowings under lines of credit	—	1,460,000
Repayments of borrowings under lines of credit	—	(2,868,000)
Principal payments on capital lease obligation	(80,000)	—
Repayments of long-term debt	—	(31,000)
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	160,000	297,000
Dividends paid to preferred stockholders	(512,000)	(565,000)
Redemption of Series F Convertible Preferred shares	(2,000,000)	—

Net cash used in financing activities	(2,432,000)	(1,707,000)

Net (decrease) increase in cash	(2,772,000)	3,800,000
Cash and cash equivalents—beginning of year	5,488,000	1,688,000

Cash and cash equivalents—end of year	2,716,000	$5,488,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2009 and 2008

1. Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Avatech Solutions, Inc. and its Subsidiaries provide design automation software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout much of the United States.

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

Inventory

Inventory consists of computer software and is stated at the lower of first-in, first-out cost, or market.

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

The carrying amount of goodwill was $5,968,000 as of June 30, 2009 and 2008.

Stock Options and Stock Granted to Employees

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals no less than 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. In addition, the Company may grant shares of stock to directors, officers and employees under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan. For the fiscal years ended June 30, 2009, and 2008, the Company issued 112,510, and 76,584 shares, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $68,000 and $70,000. During the fiscal year ended June 30, 2009, the Company granted an award of 100,000 shares of restricted stock with an aggregate market value of $50,000 to the Company’s Chief Executive Officer as part of his compensation agreement. For the fiscal years ended June 30, 2009 and 2008, total stock compensation expense charged against income for these plans was $257,000 and $499,000, respectively.

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

	Year Ended June 30
	2009	2008
Average risk-free interest rate	3.65%	3.3% – 4.4%
Dividend yield	0%	0%
Expected life	10.0 years	5.0 – 10.0 years
Expected volatility	103%	82.7% – 95.9%
Weighted average fair value of granted options	$0.48	$0.74

Revenue Recognition and Accounts Receivable

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition and with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition”.

Software products are sometimes sold in an arrangement that includes implementation services or maintenance services. Maintenance services are limited to help desk support and training. The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, at which time revenue is recognized over the remaining maintenance or service period. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined.

Revenues for software product sales and sales of developed software are recognized as revenue when four criteria are met. These four criteria are (i) a signed purchase order has been obtained (ii) delivery of the software has occurred (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software product sales billed and not recognized as revenue are included in deferred revenue. The Company generally does not require collateral for accounts receivable. The Company allows returns from customers in limited situations. The Company has historically not experienced significant returns, and accordingly, allowances for returned products are not recorded.

Maintenance services are sold for stated periods or for stated numbers of hours. Revenues are recognized ratably over the service period for arrangements to provide maintenance over a stated period. Revenues for maintenance billed on an hourly basis are recognized as the services are performed or upon expiration of the service contract. Revenues from implementation and training services are recognized as the services are provided. Advance payments for these services are deferred and revenue is recognized in the periods when the services are performed. Prepaid training and support services offered by the Company are generally subject to an expiration period and a restrictive returns policy.

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

Cost of Service Revenue

Cost of service revenue consists primarily of direct employee compensation of all service personnel, the cost of subcontracted services and direct expenses billable to customers. Cost of service revenue does not include an allocation of overhead costs.

Cost of Developed Software

The Company accounts for costs associated with the development of software in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“Statement 86”). Under Statement 86, internal costs incurred to create computer software are charged to expense when incurred until technological feasibility for the product has been established.

Warranty Costs

The Company does not provide for warranty costs for its products as such costs are incurred by the manufacturer of the products.

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, approximated $403,000 and $553,000 for the years ended June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3, which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The implementation of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“Issue 07-5”). This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Issue 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. Issue 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. Issue 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of Issue 07-5 and has not yet determined its effect, if any, on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165. SFAS 165 establishes standards for accounting and disclosure of material events that occur after the balance sheet date but prior to the issuance of financial statements. SFAS 165 shall be effective for financial statements issued after June 15, 2009. The Company currently discloses its subsequent events within the established guidelines of SFAS 165.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source or authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change current U.S. GAAP, as it only reorganizes U.S. GAAP into a topical structure. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is the first quarter of its 2010 fiscal year. The adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position. Previous references made to U.S. GAAP literature, however, in the notes to the Company’s Consolidated Financial Statements and elsewhere in its filing with the SEC, will be updated with references to the new Codification.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $30,000 and $26,000 in 2009 and 2008, respectively, and paid federal and state taxes of approximately $923,000 and $149,000 in 2009 and 2008, respectively. Total purchases of property and equipment were approximately $492,000 and $304,000, and non-cash purchases of property and equipment were approximately $358,000 and $-0- in 2009 and 2008, respectively.

3. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or 2.55% as of June 30, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company made no borrowings from the bank under this credit line during fiscal year 2009 and had no outstanding borrowings at June 30, 2009 and 2008.

4. Series F Convertible Preferred Stock

In June 2006 the Company issued 4,000 shares of Series F Convertible Preferred Stock which raised $4,000,000 to pay down debt and to fund an acquisition. In connection with this issuance, the Company granted 800,000 warrants to purchase its common stock at an initial exercise price of $2.40 per share, expiring on

June 12, 2010. The exercise price was reduced to $2.30 as a result of the application of anti-dilution provisions that were triggered by a subsequent private placement of common stock. The Series F shares have the following terms:

Redemption Feature- The Series F Shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The redemption price is $2.00 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The redemption may be made in cash or common stock, at the Company’s option. Payments in common stock will be priced at a 7.5% discount to the market price at that time, and the investors are permitted to convert the amount which the Company would otherwise redeem before redemptions at the conversion price.

Voting Rights- Each holder of the Series F Shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate- The holders of the Series F shares are entitled to receive cumulative dividends at a rate of 10% per annum when and as declared by the Board of Directors. Dividends are paid semi-annually to holders of the Series F shares and may be paid in cash or the Company’s common stock but payments in common stock are subject to certain conditions. Payments in common stock will be priced at a 5% discount to the market price at that time.

Conversion Feature- The Series F shares are convertible at any time at the holders’ option. Each share of preferred stock is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 514 shares of common stock for each share of Series F; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement. The Company may force the holders of the issue to convert into its common stock at any time once the market price of the Company’s common stock is greater than $5.00 per share for twenty consecutive trading days.

Put Option- Beginning on July 1, 2008 and on the first business day of each calendar quarter thereafter, each holder of the Series F shares shall have the option to exercise a put option which will require the Company to purchase 12.5% of the aggregate number of shares of Series F Preferred Stock purchased.

Common Stock Warrants- Each holder of Series F shares received common stock warrants which give the holder the right to purchase 400 shares of the Company’s common stock for each Series F share held. The current exercise price of the warrants is $2.30 per share and they expire on June 12, 2010. The exercise price may be further adjusted due to stock splits, dividends, and other events as defined in the stock purchase agreement.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series F shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $1,000 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

As a result of the previously-described put option, the net proceeds from the issuance of the Series F Convertible Preferred Stock are classified as temporary equity in the accompanying consolidated balance sheets as the terms of the issuance do not warrant classification as a liability nor as equity. The Series F shares have a $0.01 par value with 4,000 shares authorized and issued, and 2,000 shares outstanding at June 30, 2009 with an aggregate liquidation preference of $2,000,000 as of June 30, 2009.

5. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2009 and 2008:

	June 30
	2009	2008
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 1,089,213 shares outstanding at June 30, 2009 and 2008; aggregate liquidation preference of $654,000 at June 30, 2009 and 2008	$11,000	$11,000

Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 937 and 958 shares outstanding at June 30, 2009 and 2008, respectively; aggregate liquidation preference of $937,000 and $958,000 at June 30, 2009 and 2008, respectively	—	—

Total Preferred Stock	$11,000	$11,000

At June 30, 2009 and 2008, 1,089,213 shares of Series D Convertible Preferred Stock were outstanding, respectively, with the following terms:

Redemption Feature- The Series D shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights- Each holder of the Series D shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate- The holders of the Series D shares are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred shareholders.

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.60 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

In July 2005 the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share which expired on July 29, 2008. The Series E shares have the following terms:

Redemption Feature- The Series E shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights- Each holder of the Series E shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate- The holders of the Series E shares are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share of is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. Currently, the conversion rate is 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement.

Common Stock Warrants- Each holder of Series E shares received common stock warrants which give the holder the right to purchase 307.7 shares the Company’s common stock for each Series E share held. The exercise price of the warrants was $0.65 per share and they expired on June 28, 2008.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series E shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.65 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

6. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through Employee Stock Compensation Plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. The dilutive effects of the common stock derivatives were not included for fiscal year 2009 as these options would have an anti-dilutive effect due to the losses of the Company. As of June 30, 2009, 8,652,685 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30,
	2009	2008
Numerator:
Net income (loss)	$(313,000)	$3,091,000
Less: preferred stock dividends	(512,000)	(565,000)

Net income (loss) available to common stockholders	$(825,000)	$2,526,000

Denominator:
Weighted average shares outstanding—basic	16,815,722	16,166,067
Assumed conversion of preferred stock	—	3,654,090
Effect of outstanding stock options	—	217,047
Effect of outstanding stock warrants	—	84,693

Weighted average shares outstanding—diluted	16,815,722	20,121,896

Basic earnings (loss) per common share	$(0.05)	$0.16

Diluted earnings (loss) per common share	$(0.05)	$0.15

Antidilutive stock options, warrants and conversion rights	4,764,904	5,009,309

7. Stock Purchase Warrants

As of June 30, 2009, the Company had outstanding warrants to purchase 2,364,980 shares of common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
800,000	$2.30	June 12, 2010
200,000	$1.95	June 12, 2010
600,000	$1.95	June 14, 2010
38,878	$0.60	July 1, 2010
726,102	$1.52	January 29, 2011

2,364,980

8. Employee Stock Compensation Plans

Employee Stock Option Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company.

A summary of stock option activity and related information is included in the following table:

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,678,205	$1.11	1,625,301	$0.93
Granted	61,200	0.51	639,000	0.89
Exercised	(50,000)	0.60	(531,941)	0.22
Forfeited	(51,232)	0.62	(54,155)	1.39

Outstanding at end of year	1,638,173	$1.12	1,678,205	$1.11

Exercisable at end of year	1,232,840	$1.18	1,167,037	$1.15

Weighted-average remaining contractual life of outstanding options		6.9 years		7.7 years

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2009 and 2008 was $22,000 and $178,000, respectively. The aggregate intrinsic value of options exercised was $13,500 and $327,000 during the years ended June 30, 2009 and 2008, respectively.

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2009 ranged from $0.167 to $63.33 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.167 – 0.34	107,998	$0.29	4.4 years	107,998	$0.29	4.4 years
0.35 – 0.75	292,200	0.56	6.6 years	280,200	0.56	6.5 years
0.76 – 0.91	768,000	0.86	7.5 years	437,625	0.86	6.8 years
1.05 – 63.33	469,975	2.09	6.7 years	407,017	2.18	6.7 years

	1,638,173			1,232,840

Assuming that no additional share-based payments are granted after June 30, 2009, unamortized stock compensation expense of $238,000 will be recognized in the statement of operations over a weighted average period of 4.7 years.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 2,000,000 shares of common stock are reserved for issuance. As of June 30, 2009, 859,030 shares were available for future issuance.

The ESPP is administered by the Compensation Committee of the Board of Directors. Generally, each offering is of six months’ duration, but can extend as long as twenty-seven months. Eligible employees who work a minimum of 20 hours a week may purchase up to 15% of their compensation in common stock at a price equal to 85% of the lower of the fair value of the common stock at the beginning or end of the offering period. Employees may purchase up to $25,000 of common stock in any calendar year under the ESPP.

As of June 30, 2009, the balance withheld from employees’ pay totaled approximately $19,000 and in July 2009, 39,614 shares of common stock were issued to employees under the ESPP.

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors approved the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005. Employees and consultants of the Company are eligible to receive stock awards under this plan if they are already stockholders or hold options to purchase shares of common stock. Additionally, officers or directors of the Company are eligible to receive restricted stock awards regardless of any pre-existing ownership of common stock or stock options. Vesting for restricted stock awards granted under this plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. After amendments, the Company reserved a total of 1,200,000 shares of common stock for issuance under the Restricted Stock Award Plan and 274,575 shares were available future issuance as of June 30, 2009.

During fiscal year 2009, the Company issued 112,510 shares of restricted stock to certain directors as compensation for service on the Company’s Board of Directors. In addition, in compliance with the compensation agreement with its Chief Executive Officer, the Company granted him an award of 100,000 shares of restricted stock with 50,000 shares issued in January 2009 and the remaining 50,000 issued on July 1, 2009. All of the restricted shares were issued at quoted market prices on the date of grant and had a weighted-average fair value of $0.57 per share. For the years ended June 30, 2009 and 2008, the Company recorded aggregate expense of $118,000 and $70,000, respectively, for common stock grants to officers and directors.

9. Shares Reserved for Future Issuance

At June 30, 2009, the Company has reserved 8,632,507 shares of common stock for future issuance upon the exercise of stock options granted under the Company’s stock option plans, exercise of outstanding stock purchase warrants, issuance of restricted stock awards, purchases under the employee stock purchase plan and the conversion of preferred stock.

10. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$479,000	$479,000
Accrued compensation	—	26,000
Accrued professional fees	16,000	—
Nonqualified stock options	57,000	—
Allowance for doubtful accounts	65,000	73,000
Excess of book over tax depreciation and amortization	57,000	43,000
Excess of book over tax lease expense	74,000	41,000
Other assets	112,000	95,000

Total deferred tax assets	860,000	757,000

Deferred tax liabilities:
Customer list	459,000	495,000
Accrued bonuses	73,000	—

Total deferred tax liabilities	532,000	495,000

Deferred tax assets, net of liabilities	328,000	262,000
Valuation allowance	16,000	—

Net deferred tax assets	$312,000	$262,000

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations before cumulative effect of change in accounting principal that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Year ended June 30,
	2009	2008
Expected federal income tax expense (benefit) from continuing operations at 34%	$(168,000)	$1,218,000
Expenses not deductible for income tax purposes	64,000	137,000
Amendment of prior year return	(70,000)	—
State income taxes, net of federal benefit	2,000	29,000
Change in valuation allowance for deferred tax assets	16,000	(891,000)
Other	(26,000)	—

Income tax expense (benefit)	$(182,000)	$493,000

Income tax expense includes current state income taxes of approximately $24,000 and $82,000 for 2009, and 2008, respectively.

At June 30, 2009, the Company has federal net operating loss carryforwards totaling approximately $1.1 million, which will begin to expire in 2012. The federal net operating loss carryforwards at June 30, 2009 are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

11. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2014, and generally do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2009:

Year ending June 30:
2010	$1,303,000
2011	1,198,000
2012	704,000
2013	510,000
2014	259,000
Thereafter	39,000

Total minimum lease payments	$4,013,000

Rent expense consisted of the following:

	Year ended June 30,
	2009	2008
Office space	$1,300,000	$1,300,000
Equipment	166,000	189,000

	$1,466,000	$1,489,000

There was no rent paid to a related party for the years ended June 30, 2009 and 2008.

Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 to finance the acquisition. This capital lease obligation totaled $277,000 as of June 30, 2009. Approximately $117,000 represents the short term balance of the lease and is reflected in other current liabilities with the remaining long term portion ($160,000) shown as Obligations Under Capital Leases in the accompanying balance sheets. Payments are made quarterly through September 2011 and depreciation expense on this equipment was approximately $90,000 as of June 30, 2009. Future minimum payments consisted of the following at June 30, 2009:

Year ending June 30:
2010	$137,000
2011	137,000
2012	34,000

Total minimum lease payments	308,000
Less:
Taxes	9,000
Imputed interest	22,000

Present value of future minimum lease payments	$277,000

12. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed three months of service. Participants may elect a pre-tax payroll deduction up to $16,500 (if under age 50), or $22,000 (if age 50 or older by December 31st of any calendar year). As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan years ended December 31, 2006, 2007 and 2008. The total amount recorded by the Company as expense during the fiscal years ended June 30, 2009 and 2008 was approximately $420,000 and $446,000, respectively.

13. Significant Supplier

Approximately 95% of the Company’s inventory purchases for the years ended June 30, 2009 and 2008, were from one vendor and approximately 83% of accounts payable at June 30, 2009 and 2008, were due to this vendor. Approximately 94% of the Company’s total product revenues are related to this supplier’s products.

14. Liquidity and Capital Resources

The Company currently has debt of $277,000 related to a capital lease at June 30, 2009. In addition, the Company had a working capital surplus of approximately $2,497,000. The Company’s management believes that its near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

15. Subsequent event

On July 1, 2009, pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Company redeemed 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated interest of approximately $12,000. The Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock on October 1, 2009, January 1, 2010 and April 1, 2010 and have expressed their intention of fully redeeming the offering on these dates. The Company expects to fund these redemptions out of its excess cash balance and does not anticipate that they will have any material effect on the Company’s liquidity.

The Company has evaluated all subsequent events through the date these financial statements were issued, September 28, 2009 and no other recognized or unrecognized subsequent events were noted.

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.2	First Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.3	Reverse Split Amendment to Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.4	Amendment of PlanetCAD’s Certificate of Incorporation to change the name of PlanetCAD, Inc. to Avatech Solutions, Inc. (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

3.6	By-Laws (incorporated by reference to our Registration Statement on form SB-2 filed on November 21, 2000, File No. 333-50426)

3.7	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on May 28, 2002, File No. 001-31265)

3.8	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.1	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to our Current Report on form 8-K, filed on August 9, 2005, File No. 001-31265)

4.2	Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 hereto)

4.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restriction Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.4	Form of Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 13, 2004, File No. 001-31265)

4.5	Warrants to purchase up to 51,828 shares of common stock issued by Avatech to W. James Hindman dated April 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

4.6	Warrants to purchase up to 38,878 shares of common stock issued by Avatech Solutions, Inc. to W. James Hindman, dated July 1, 2005 (incorporated by reference to our Annual Report on Form 10-K, filed on November 14, 2005, File No. 001-31265)

4.7	Warrant to purchase up to 100,000 shares of common stock issued by Avatech to W. James Hindman, dated October 22, 2005 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

4.8	Preferred Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.9	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

Exhibit	Description
4.10	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.11	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.12	Form of Common Stock Purchase Warrants issued to Sigma Opportunity Fund LLC and Pacific Asset Partners (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.13	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on June 22, 2006, File No. 333-134862)

4.14	Common Stock and Warrant Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.15	Investor Rights Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.16	Common Stock Purchase Warrants (incorporated by reference to our Registration Statement on Form S-1, filed on February 2, 2007, File No. 333-140418)

4.17	Lease by and between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.1	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to our Registration Statement on form S-4 filed on May 30, 2002, File No. 333-89386)

10.2	Avatech Solutions, Inc. Amended and Restated Restricted Stock Award Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.3	Amended Avatech Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 of our Registration Statement on Form S-8, File No. 333-147823)

10.4	Amended and Restated Employment Agreement between George Davis and Avatech Solutions, Inc. dated September 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 18, 2007)

10.5	Renewal of Amended and Restated Employment Agreement between George Davis and Avatech Solutions, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 26, 2008)

10.6	Employment Agreement by and between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated July 1, 2003 (incorporated by reference to our Annual Report on form 10-K, filed on October 3, 2003, File No. 001-31265)

10.7	Separation and Retirement Agreement between Donald R. “Scotty” Walsh and Avatech Solutions, Inc. dated August 22, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 27, 2007)

10.8	Employment Agreement by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. dated as of June 1, 2004 (incorporated by reference to our Registration Statement on form S-1, filed on July 19, 2004, File No. 333-114230)

10.9	Separation Agreement dated February 28, 2007 by and between W. Scott Harris and Avatech Solutions Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2007)

10.10	Employment Agreement between Lawrence Rychlak and Avatech Solutions, Inc. dated May 26, 2006 (incorporated by reference to our Annual Report on form 10-K, filed on September 29, 2008, File No. 001-31265)

Exhibit	Description
10.11	Letter Agreement between Avatech Solutions, Inc. and W. James Hindman, with stock purchase warrant, dated December 6, 2004 (incorporated by reference to our Quarterly Report on form 10-Q, filed on February 15, 2005, File No. 001-31265)

10.12	Promissory Note issued by Avatech Solutions Subsidiary, Inc. to Mercantile Bank & Trust Co. dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.13	Loan and Security Agreement by and between Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.14	Guaranty Agreement by and between W. James Hindman and Mercantile Bank & Trust Co., dated January 27, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.15	Second Modification Agreement by and between Avatech Solutions, Inc. and Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 14, 2007, File No 001-31265)

10.16	Channel Partner Agreement, dated February 1, 2006, by and between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 14, 2005, File No 001-31265)

10.17	Restricted Stock Agreement dated January 8, 2009 by and between Avatech Solutions, Inc. and George Davis (incorporated by reference to our to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2008)

10.18	Third Modification Agreement by and between Avatech Solutions, Inc. and Avatech Solutions Subsidiary, Inc and PNC Bank, dated December 31, 2008 (incorporated by reference to our to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 30, 2008)

10.19	Technology Transfer Agreement, dated June 9, 2009, by and between Avatech Solutions, Inc. and Autodesk, Inc (incorporated by reference to our to Exhibit 2.1 of our Current Report on Form 8-K, filed on June 10, 2009)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Stegman & Company (filed herewith)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)