Form 10-Q
period 2009-09-30
AVATECH SOLUTIONS INC
filed 2009-11-16
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 9, 2009, there were 17,11,0638 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,838,000	$2,716,000
Accounts receivable, less allowance of $185,000 as of September 30, 2009 and $169,000 as of June 30, 2009	4,165,000	4,797,000
Other receivables	570,000	480,000
Inventory	45,000	66,000
Prepaid expenses and other current assets	267,000	323,000
Income tax refund receivable	388,000	388,000
Deferred incomes taxes, current	65,000	65,000

Total current assets	8,338,000	8,835,000

Property and equipment:
Computer software and equipment	3,615,000	3,611,000
Office furniture and equipment	1,206,000	1,193,000
Leasehold improvements	197,000	197,000

	5,018,000	5,001,000
Less accumulated depreciation and amortization	4,308,000	4,205,000

	710,000	796,000

Customer list, net of accumulated amortization of $983,000 as of September 30, 2009 and $931,000 as of June 30, 2009	1,203,000	1,256,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	246,000	246,000
Other assets	165,000	158,000

Total assets	$16,630,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2009	June 30, 2009
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,846,000	$4,654,000
Accrued compensation and related benefits	259,000	415,000
Deferred revenue	1,294,000	1,151,000
Income taxes payable	104,000	—
Other current liabilities	122,000	118,000

Total current liabilities	6,625,000	6,338,000

Long term liabilities:
Obligations under capital leases	129,000	160,000

Total liabilities	6,754,000	6,498,000

Series F Convertible Preferred Stock	907,000	1,864,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at September 30 and June 30, 2009	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 17,089,037 at September 30, 2009 and 16,960,853 at June 30, 2009.	171,000	170,000
Additional paid-in capital	12,534,000	12,590,000
Accumulated deficit	(3,747,000)	(3,874,000)

Total stockholders’ equity	8,969,000	8,897,000

Total liabilities and stockholders’ equity	$16,630,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Revenues:
Product sales	$4,350,000	$6,113,000
Service revenue	2,046,000	2,574,000
Commission revenue	1,378,000	2,127,000

	7,774,000	10,814,000

Cost of revenue:
Cost of product sales	2,982,000	4,069,000
Cost of service revenue	1,196,000	1,954,000

	4,178,000	6,023,000

Gross margin	3,596,000	4,791,000

Other operating expenses:
Selling, general and administrative	3,201,000	4,409,000
Depreciation and amortization	156,000	168,000

	3,357,000	4,577,000

Operating income	239,000	214,000

Other (expense) income, net	(8,000)	36,000

Income before income taxes	231,000	250,000
Income tax expense	104,000	96,000

Net income	127,000	154,000
Preferred stock dividends	(104,000)	(54,000)

Net income available to common stockholders	$23,000	$100,000

Earnings per common share, basic	$0.00	$0.01

Earnings per common share, diluted	$0.00	$0.01

Shares used in computation - basic	17,064,551	16,656,834

Shares used in computation - diluted	17,104,241	16,883,805

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2009	1,090,150	$11,000	16,960,853	$170,000	$12,590,000	$(3,874,000)	$8,897,000

Issuance of common stock as compensation	—	—	88,570	1,000	42,000	—	43,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,614	—	17,000	—	17,000
Vesting of stock options issued to employees	—	—	—	—	32,000		32,000
Redemption of Preferred Series F shares	—	—	—	—	(43,000)	—	(43,000)
Preferred stock dividends	—	—	—	—	(104,000)	—	(104,000)
Net income	—	—	—	—	—	127,000	127,000

Balance at September 30, 2009	1,090,150	$11,000	17,089,037	$171,000	$12,534,000	$(3,747,000)	$8,969,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$127,000	$154,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	30,000	15,000
Depreciation and amortization	156,000	168,000
Non-cash stock compensation expense	75,000	53,000
Changes in operating assets and liabilities:
Accounts and other receivables	512,000	1,526,000
Inventory	21,000	(91,000)
Prepaid expenses and other current assets	56,000	83,000
Other assets	(7,000)	—
Accounts payable and accrued expenses	192,000	(1,627,000)
Income taxes payable	104,000	(650,000)
Accrued compensation and related benefits	(156,000)	(345,000)
Deferred revenue	143,000	15,000
Deferred tax asset, net	—	1,000
Other current liabilities	4,000	(4,000)

Net cash provided by (used in) operating activities	1,257,000	(702,000)

Cash flows from investing activities
Purchase of property and equipment	(17,000)	(84,000)

Net cash used in investing activities	(17,000)	(84,000)

Cash flows from financing activities
Principal payments on capital lease obligation	(31,000)	—
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	17,000	141,000
Payment of preferred stock dividends	(104,000)	(54,000)
Redemption of Preferred Series F shares	(1,000,000)	(500,000)

Net cash used in financing activities	(1,118,000)	(413,000)

Net change in cash and cash equivalents	122,000	(1,199,000)
Cash and cash equivalents - beginning of period	2,716,000	5,488,000

Cash and cash equivalents - end of period	$2,838,000	$4,289,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2009 and 2008

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for the three months ended September 30, 2009 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Recent Accounting Pronouncements

Effective September 15, 2009, the Company adopted the requirements of FASB Accounting Standards Codification (“ASC”) 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”) ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105 does not apply to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative U.S. GAAP for SEC Registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification did not change current U.S. GAAP, and reorganized U.S. GAAP into a topical structure. References to the relevant ASC section and the previously existing U.S. GAAP standard have been provided throughout the document.

In June 2008, the FASB ratified the consensus reached on FASB ASC 815 (previously EITF Issue No. 07-5, “Determining Whether an Instrument or an Embedded Feature is Indexed to an Entity’s Own Stock”), which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, previously discussed under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. ASC 815 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative, for purposes of determining whether the instrument is within the scope of guidance previously discussed in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. The Company’s adoption of ASC 815 did not have a material effect on the Company’s consolidated financial statements.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

For the three months ended September 30, 2009 and 2008

In May 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”). ASC 855 establishes standards for accounting and disclosure of material events that occur after the balance sheet date and their respective evaluation dates. The Company currently discloses its subsequent events within the established guidelines of ASC 855 and has performed its evaluation through November 16, 2009.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $6,000 during the three months ended September 30, 2009 and paid federal and state income taxes of approximately $26,000 during the three months ended September 30, 2009.

4. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. There were no stock option awards granted during the three months ended September 30, 2009 or 2008.

Pursuant to its Board compensation plan, for the three months ended September 30, 2009, the Company issued 38,570 shares of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $18,000. In addition, the Company issued 50,000 shares of restricted stock to its Chief Executive Officer in accordance with his compensation agreement, with an aggregate market value of $25,000.

For the three months ended September 30, 2009 and 2008, total stock compensation expense charged against income for these plans was $49,000 and $53,000, respectively.

A summary of stock option activity during the three months ended September 30, 2009 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2009	1,638,173	$1.12
Forfeited	(5,441)	0.30

Outstanding at September 30, 2009	1,632,732	$1.12	$34,000

Exercisable at September 30, 2009	1,282,732	$1.18	$34,000

Weighted-average remaining contractual life	6.7 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2009 ranged from $0.17 to $63.33 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.167 – 0.34	102,557	$0.29	4.2 years	102,557	$0.29	4.2 years
0.35 – 0.75	292,200	0.56	6.4 years	280,200	0.56	6.3 years
0.76 – 0.91	768,000	0.86	7.2 years	468,625	0.86	6.7 years
1.05 – 63.33	469,975	2.09	6.5 years	431,350	2.13	6.4 years

	1,632,732			1,282,732

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

For the three months ended September 30, 2009 and 2008

Assuming that no additional share-based payments are granted after September 30, 2009, unamortized stock compensation expense of $206,000 will be recognized in the consolidated statement of operations over a weighted average period of 5 years.

5. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.50% as of September 30, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at September 30, 2009 or June 30, 2009.

6. Obligations Under Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 as a result. This capital lease obligation totaled $249,000 as of September 30, 2009.

7. Income Taxes

Income tax expense during the three months ended September 30, 2009 and 2008 includes both federal and state income taxes. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

8. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of September 30, 2009, 8,070,503 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2009 and 2008, there were 8,030,813 and 4,849,870, respectively, shares of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Numerator for basic earnings per share:
Net income	$127,000	$154,000
Less: preferred stock dividends	(104,000)	(54,000)

Net income available to common stockholders	$23,000	$100,000

Denominator:
Weighted average shares outstanding - basic	17,064,551	16,656,834

Effect of outstanding stock options	39,690	189,271
Effect of outstanding stock warrants	—	37,700

Weighted average shares outstanding - fully diluted	17,104,241	16,883,805

Earnings per common share - basic	$0.00	$0.01

Earnings per common share - diluted	$0.00	$0.01

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

For the three months ended September 30, 2009 and 2008

9. Liquidity and Capital Resources

The Company had a $129,000 long-term capital lease obligation at September 30, 2009 and a working capital surplus of approximately $1,713,000. The Company’s management believes that its near-term needs can be met from its available cash resources and its line of credit.

Pursuant to the agreements executed as part of the June 2006 offering of Series F Convertible Preferred Stock (“Series F”), the Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. On July 1, 2009, the Company redeemed 500 of the original 4,000 Series F shares for payments to the holders of Series F totaling $500,000 plus accumulated dividends of approximately $12,000. The October 1, 2009 redemption of an additional 500 shares was paid one day early on September 30, 2009 and totaled $550,000, representing a redemption of totaling $500,000 and $50,000 of accumulated dividends.

The Company expects to fund the two remaining redemptions, each of which will total $500,000 plus accumulated dividends, on January 1, 2010 and April 1, 2010 out of its excess cash balance. Each $500,000 redemption will result in a decrease of the Series F balance of $454,000 and a reduction of additional paid-in capital of $46,000.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy.

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk design automation software for mechanical, architectural and civil engineering sectors and visualization and animation technology;

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration

Product sales also include Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector.

Service Revenue- Avatech provides services in the form of training, consulting services, software development, and technical support to its customers. Avatech employs a technical staff of approximately 46 personnel associated with these types of services.

Commission Revenue- The Company offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because Avatech does not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, the Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, personalized web support direct from Autodesk, and self-paced training to help extend its customers skills. Based on its analysis of the Autodesk Subscription program, Avatech records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of FASB ASC 605, (previously EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent) in September 2009.

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

Cost of Product Sales-The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs.

Cost of Service Revenue-Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, travel, and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

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

Interest Expense- Interest expense consists of interest on capital lease obligations.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following tables set forth a comparison of the Company’s results of operations for the three month period ended September 30, 2009 to the three month period ended September 30, 2008. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2009	2008	% change
Revenues:
Product sales	$4,350,000	$6,113,000	(28.8)%
Service revenue	2,046,000	2,574,000	(20.5)%
Commission revenue	1,378,000	2,127,000	(35.2)%

Total revenues	$7,774,000	$10,814,000	(28.1)%

Revenues. Total revenues for the three months ended September 30, 2009 decreased by $3.0 million or 28.1% when compared to the same period in the prior fiscal year primarily due to the effects of the national recession on the Company’s customers.

In an effort to balance its costs against the revenue reductions, the Company implemented reductions in workforce during the third and fourth quarters of fiscal year 2009, a hiring freeze and a temporary 10% base salary reduction for all employees. Additionally, during the fourth quarter of 2009, the Company implemented new sales initiatives including a sales lead referral partnership with a leading multinational hardware and software reseller. As a result of the Company’s sales and cost containment initiatives, revenues increased approximately 8.0%, while operating expenses decreased 11.9% during the first quarter of fiscal year 2010 when compared with the fourth quarter of fiscal year 2009.

Product sales decreased $1.8 million or 28.8% for the three months ended September 30, 2009 as compared to the same period in the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2009	2008	% change
Cost of revenue:
Cost of product sales	$2,982,000	$4,069,000	(26.7)%
Cost of service revenue	1,196,000	1,954,000	(38.8)%

Total cost of revenue	$4,178,000	$6,023,000	(30.6)%

Gross margin	$3,595,000	$4,791,000

Cost of revenue. The total cost of revenue decreased $1.8 million, or 30.6%, for the three months ended September 30, 2009 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 26.7% during the three months ended September 30, 2009 while product sales decreased 28.8% as compared with the same period the prior fiscal year. Product costs decreased at a lower rate than did product revenues due to the Company earning a lower sales rebate based on targets established by the Company’s principal supplier, Autodesk. These sales rebates are applied to the cost of product sales.

Cost of service revenue decreased $758,000, or 38.8%, for the three months ended September 30, 2009 when compared to the same period in the prior fiscal year, while service revenues decreased $528,000 or 20.5%. Cost of service revenue as a percentage of related revenue decreased to 58.5% during the three months ended September 30, 2009 from 75.9% during the same period in the prior fiscal year. The lower relative cost of service revenue was due to decreased personnel costs resulting from the previously-mentioned reduction in force and temporary 10% base salary reduction, combined with increased productivity of the services personnel during the current fiscal quarter.

Gross margin. The Company’s overall gross margin percentage increased to 46.2% for the three months ended September 30, 2009 compared to 44.3% for the same period in the prior fiscal year due to the decreased cost of service revenue resulting from the Company’s cost reduction efforts.

Other Operating Expenses

	Three Months Ended September 30,
	2009	2008	% change
Other operating expenses:
Selling, general and administrative	$3,201,000	$4,409,000	(27.4)%
Depreciation and amortization	156,000	168,000	(7.1)%

Total other operating expenses	$3,357,000	$4,577,000	(26.7)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $1.2 million, or 27.4%, for the three months ended September 30, 2009 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 41.2% for the three months ended September 30, 2009, up from 40.8% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is primarily the result of decreased commissions due to lower sales and the effects of the reduction in force and temporary 10% base salary reduction.

Depreciation and Amortization. Depreciation and amortization expenses decreased $12,000, or 7.1%, for the three months ended September 30, 2009 when compared to the same period in the prior fiscal year due primarily to a purchased customer list becoming fully amortized during the fourth quarter of fiscal year 2009.

Other (Expense) Income, net

	Three Months Ended September 30,
	2009	2008	% change
Other (expense) income, net	$(8,000)	$36,000	(122.2)%

Other (Expense) Income, net. The Company incurred $8,000 in other expense, net during the three months ended September 30, 2009 compared to $36,000 of other income during the same period in the prior fiscal year. The decrease in other income is due to increased interest expense associated with a new equipment lease, combined with decreased interest income resulting from lower interest rates available on cash deposits.

Income Tax Expense

	Three Months Ended September 30,
	2009	2008	% change
Income tax expense	$104,000	$96,000	8.3%

Income Tax Expense. The Company recorded $104,000 of income tax expense during the three months ended September 30, 2009, an 8.3% increase when compared to the $96,000 in income tax expense recorded for the same period in the prior fiscal year. The higher effective income tax rate is the result of a higher relative proportion of non-deductible expenses during the first fiscal quarter of 2010. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements through its cash balances.

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.50% as of September 30, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at September 30, 2009 or June 30, 2009.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the three months ended September 30, 2009 decreased to $17,000 from $84,000 for the same period in fiscal year 2009.

For the three months ended September 30, 2009, net cash provided by operating activities was $1,257,000, compared with cash used in operating activities of $702,000 during the same period in fiscal year 2009. The increase in cash from operating activities was due primarily to increased trade accounts payable during the first quarter of fiscal year 2010 versus decreased trade accounts payable during the first quarter of fiscal year 2009. Trade accounts payable increased in fiscal year 2010 as the Company obtained more favorable payment terms from its primary supplier.

For the three months ended September 30, 2009, the Company used $1,118,000 in financing activities compared with $413,000 for the same period in fiscal year 2009. During the current fiscal quarter, the Company redeemed $1,000,000 of Preferred Series F shares, while in the same quarter of the prior fiscal year, the Company redeemed only $500,000 of Preferred Series F shares.

Pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (Series F), the Series F shareholders have the right to request redemptions of up to $500,000 of the Series F stock each January 1, April 1, July 1 and October 1 and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. On July 1, 2009, the Company redeemed 500 of the original 4,000 Series F shares totaling $500,000, and on September 30, 2009, the Company redeemed another 500 shares, totaling $500,000, which were scheduled to be redeemed on October 1, 2009. The Company expects to fund the two remaining redemptions, each of which will total $500,000 plus accumulated dividends, on January 1, 2010 and April 1, 2010 and management expects to fund these redemptions out of its excess cash balance.

The Company had $129,000 in long-term capital lease obligations for a computer lease agreement at September 30, 2009, and had working capital of $1,713,000.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2014 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at September 30, 2009:

Quarter ending September 30:
2010	$1,276,000
2011	1,124,000
2012	607,000
2013	468,000
2014	196,000
Thereafter	10,000

Total minimum lease payments	$3,681,000

There was no rent paid to a related party for the three months ended September 30, 2009 and 2008.

Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 to finance the acquisition. This capital lease obligation totaled $249,000 as of September 30, 2009. Approximately $120,000 represents the short term balance of the lease and is reflected in other current liabilities with the remaining long term portion ($129,000) shown as Obligations Under Capital Leases in the accompanying balance sheets. Payments are made quarterly through September 2011 and depreciation expense on this equipment was approximately $30,000 as of September 30, 2009. Future minimum payments consisted of the following at September 30, 2009:

Twelve months ending September 30:
2010	$137,000
2011	137,000

Total minimum lease payments	274,000
Less:
Taxes	8,000
Imputed interest	17,000

Present value of future minimum lease payments	$249,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2009 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

AVATECH SOLUTIONS, INC.

Date: November 16, 2009	By:	/S/ GEORGE M. DAVIS
George M. Davis
Chief Executive Officer

Date: November 16, 2009	By:	/S/ LAWRENCE RYCHLAK
Lawrence Rychlak
President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)