Form 10-Q
period 2009-12-31
AVATECH SOLUTIONS INC
filed 2010-02-16
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐     (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 8, 2010, there were 17,118,922 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash	$3,209,000	$2,716,000
Accounts receivable, less allowance of $340,000 as of December 31, 2009 and $169,000 as of June 30, 2009	6,009,000	4,797,000
Other receivables	304,000	480,000
Inventory	32,000	66,000
Prepaid expenses and other current assets	295,000	323,000
Income tax refund receivable	320,000	388,000
Deferred incomes taxes, current	65,000	65,000

Total current assets	10,234,000	8,835,000

Property and equipment:
Computer software and equipment	3,579,000	3,611,000
Office furniture and equipment	1,188,000	1,193,000
Leasehold improvements	197,000	197,000

	4,964,000	5,001,000
Less accumulated depreciation and amortization	4,369,000	4,205,000

	595,000	796,000

Customer list, net of accumulated amortization of $1,036,000 as of December 31, 2009 and $931,000 as of June 30, 2009	1,150,000	1,256,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	246,000	246,000
Other assets	165,000	158,000

Total assets	$18,358,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2009	June 30, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,714,000	$4,654,000
Accrued compensation and related benefits	690,000	415,000
Deferred revenue	1,425,000	1,151,000
Income taxes payable	474,000	—
Other current liabilities	122,000	118,000

Total current liabilities	8,425,000	6,338,000

Long term liabilities:
Obligations under capital leases	98,000	160,000

Total liabilities	8,523,000	6,498,000

Series F Convertible Preferred Stock	454,000	1,864,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at December 31, 2009 and June 30, 2009	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 17,110,638 at December 31, 2009 and 16,960,853 at June 30, 2009.	171,000	170,000
Additional paid-in capital	12,465,000	12,590,000
Accumulated deficit	(3,266,000)	(3,874,000)

Total stockholders’ equity	9,381,000	8,897,000

Total liabilities and stockholders’ equity	$18,358,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product sales	$3,412,000	$4,759,000
Service revenue	2,045,000	2,566,000
Commission revenue	2,280,000	2,146,000

	7,737,000	9,471,000

Cost of revenue:
Cost of product sales	1,850,000	3,283,000
Cost of service revenue	1,307,000	2,062,000

	3,157,000	5,345,000

Gross margin	4,580,000	4,126,000

Other operating expenses:
Selling, general and administrative	3,569,000	4,263,000
Depreciation and amortization	150,000	195,000

	3,719,000	4,458,000

Operating income (loss)	861,000	(332,000)

Other (expense) income, net	(9,000)	10,000

Income (loss) before income taxes	852,000	(322,000)
Income tax expense (benefit)	370,000	(99,000)

Net income (loss)	482,000	(223,000)
Preferred stock dividends	(53,000)	(228,000)

Net income (loss) available to common stockholders	$429,000	$(451,000)

Earnings (loss) per common share, basic	$0.03	$(0.03)

Earnings (loss) per common share, diluted	$0.02	$(0.03)

Shares used in computation - basic	17,110,638	16,780,063

Shares used in computation - diluted	19,363,374	16,780,063

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product sales	$7,762,000	$10,871,000
Service revenue	4,091,000	5,140,000
Commission revenue	3,658,000	4,273,000

	15,511,000	20,284,000

Cost of revenue:
Cost of product sales	4,832,000	7,353,000
Cost of service revenue	2,504,000	4,015,000

	7,336,000	11,368,000

Gross margin	8,175,000	8,916,000

Other operating expenses:
Selling, general and administrative	6,769,000	8,671,000
Depreciation and amortization	307,000	363,000

	7,076,000	9,034,000

Operating income (loss)	1,099,000	(118,000)

Other (expense) income, net	(17,000)	45,000

Income (loss) before income taxes	1,082,000	(73,000)
Income tax expense (benefit)	474,000	(3,000)

Net income (loss)	608,000	(70,000)
Preferred stock dividends	(157,000)	(282,000)

Net income (loss) available to common stockholders	$451,000	$(352,000)

Earnings (loss) per common share, basic	$0.03	$(0.02)

Earnings (loss) per common share, diluted	$0.02	$(0.02)

Shares used in computation - basic	17,090,374	16,718,839

Shares used in computation - diluted	19,323,782	16,718,839

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2009	1,090,150	$11,000	16,960,853	$170,000	$12,590,000	$(3,874,000)	$8,897,000

Issuance of common stock as compensation	—	—	110,171	1,000	53,000	—	54,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,614	—	17,000	—	17,000
Vesting of stock options issued to employees	—	—	—	—	51,000		51,000
Redemption of Preferred Series F shares	—	—	—	—	(89,000)	—	(89,000)
Preferred stock dividends	—	—	—	—	(157,000)	—	(157,000)
Net income	—	—	—	—	—	608,000	608,000

Balance at December 31, 2009	1,090,150	$11,000	17,110,638	$171,000	$12,465,000	$(3,266,000)	$9,381,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$608,000	$(70,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	185,000	20,000
Depreciation and amortization	307,000	363,000
Non-cash stock compensation expense	105,000	108,000
Gain on sale of fixed assets	(1,000)	—
Deferred tax asset	—	75,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,221,000)	1,352,00
Inventory	34,000	144,000
Prepaid expenses and other current assets	28,000	90,000
Income tax refund receivable	68,000	—
Other assets	(7,000)	7,000
Accounts payable and accrued expenses	1,060,000	(2,176,000)
Income taxes payable	474,000	(650,000)
Accrued compensation and related benefits	275,000	(448,000)
Deferred revenue	274,000	293,000
Other current liabilities	4,000	(2,000)

Net cash provided by (used in) operating activities	2,193,000	(894,000)

Cash flows from investing activities
Purchase of property and equipment	(1,000)	(116,000)
Proceeds from sale of property and equipment	3,000	—

Net cash provided by (used) in investing activities	2,000	(116,000)

Cash flows from financing activities
Principal payments on capital lease obligation	(62,000)	(26,000)
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	17,000	141,000
Payment of preferred stock dividends	(157,000)	(282,000)
Redemption of Preferred Series F shares	(1,500,000)	(1,000,000)

Net cash used in financing activities	(1,702,000)	(1,167,000)

Net change in cash and cash equivalents	493,000	(2,177,000)
Cash and cash equivalents - beginning of period	2,716,000	5,488,000

Cash and cash equivalents - end of period	$3,209,000	$3,311,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2009

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of results for the full fiscal year or any future interim period.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions between the Company and its consolidated affiliated companies have been eliminated in consolidation.

2. Recent Accounting Pronouncements

Effective September 15, 2009, the Company adopted the requirements of FASB Accounting Standards Codification (“ASC”) 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105 does not apply to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative U.S. GAAP for SEC Registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification did not change current U.S. GAAP, and reorganized U.S. GAAP into a topical structure. References to the relevant ASC section and the previously existing U.S. GAAP standard have been provided throughout the document.

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

In May 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”). ASC 855 establishes standards for accounting and disclosure of material events that occur after the balance sheet date and their respective evaluation dates. The Company currently discloses its subsequent events within the established guidelines of ASC 855 and has performed its evaluation through February 16, 2010, the date these financial statements were issued.

In October 2009, the FASB issued an update regarding multi-deliverable revenue arrangements under ASC 605. ASC 605 provides standards for the accounting for product and services sales individually and not as a whole. In addition, it requires disclosures of the arrangement, including a description, deliverables, timing of such deliverables, and methodologies to estimate the selling price. The Company is currently evaluating this update and its effects on the Company’s financial statements. Compliance is effective for all financial statements issued on or after June 15, 2010.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $5,000 and $15,000 during the three and six months ended December 31, 2009, respectively, and paid federal and state income taxes of approximately $5,000 and $32,000, during the three and six months ended December 31, 2009, respectively.

4. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. There were no stock option awards granted during the six months ended December 31, 2009 or 2008.

Pursuant to its Board compensation plan, for the three and six months ended December 31, 2009, the Company issued 21,601 and 60,171 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $11,000 and $29,000, respectively. In addition, during the six months ended December 31, 2009, the Company issued 50,000 shares of restricted stock to its Chief Executive Officer in accordance with his compensation agreement, with an aggregate market value of $25,000.

For the three and six months ended December 31, 2009 and 2008, total stock compensation expense charged against income for these plans was $49,000 and $80,000, and $54,000 and $108,000, respectively.

A summary of stock option activity during the six months ended December 31, 2009 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,638,173	$1.12
Forfeited	(64,421)	1.15

Outstanding at December 31, 2009	1,573,752	$1.12	$43,000

Exercisable at December 31, 2009	1,235,835	$1.18	$43,000

Weighted-average remaining contractual life	6.4 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2009 ranged from $0.17 to $63.33 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.34	102,557	$0.29	3.9 years	102,557	$0.29	3.9 years
0.35 – 0.75	280,800	0.56	6.1 years	268,800	0.56	6.0 years
0.76 – 0.91	738,000	0.86	7.0 years	438,625	0.86	6.5 years
1.05 – 63.33	452,395	2.08	6.3 years	425,853	2.11	6.2 years

	1,573,752			1,235,835

Assuming that no additional share-based payments are granted after December 31, 2009, unamortized stock compensation expense of $187,000 will be recognized in the consolidated statement of operations over a weighted average period of 4.8 years.

5. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.48% as of December 31, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at December 31, 2009 or June 30, 2009.

In December 2009, the Company and its bank agreed to modify certain covenants contained in the line of credit agreement. These modifications included the removal of certain financial ratios and a reduction in the Company’s required level of Minimum Tangible Net Worth as defined in the agreement from $2,000,000 to $1,500,000. All other terms and conditions remained unchanged.

6. Obligations Under Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 as a result. This capital lease obligation totaled $220,000 and $332,000 as of December 31, 2009 and 2008, respectively. The following is a reconciliation of the noncash investing activity for the Company’s fixed assets:

	Six Months Ended December 31,
	2009	2008
Purchase price of property and equipment	$1,000	$474,000
Less amounts financed under capital lease for the period	—	(358,000)

Total cash used in purchase of property and equipment	$1,000	$116,000

7. Income Taxes

Income tax expense during the three months ended December 30, 2009 and 2008 includes both federal and state income taxes. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

8. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of December 31, 2009, 7,817,452 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended December 31, 2009 and 2008, there were 5,344,851 and 8,999,954, respectively, shares of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Numerator for basic earnings per share:
Net income (loss)	$482,000	$(223,000)
Less: preferred stock dividends	(53,000)	(228,000)

Net income (loss) available to common stockholders	$429,000	$(451,000)

Denominator:
Weighted average shares outstanding - basic	17,110,638	16,780,063

Assumed conversion of preferred stock	2,180,244	—
Effect of outstanding stock options	72,492	—

Weighted average shares outstanding - fully diluted	19,363,374	16,780,063

Earnings (loss) per common share - basic	$0.03	$(0.03)

Earnings (loss) per common share - diluted	$0.02	$(0.03)

	Six Months Ended December 31,
	2009	2008
Numerator for basic earnings per share:
Net income (loss)	$608,000	$(70,000)
Less: preferred stock dividends	(157,000)	(282,000)

Net income (loss) available to common stockholders	$451,000	$(352,000)

Denominator:
Weighted average shares outstanding - basic	17,090,374	16,718,839

Assumed conversion of preferred stock	2,180,244	—
Effect of outstanding stock options	53,164	—

Weighted average shares outstanding - fully diluted	19,323,782	16,718,839

Earnings (loss) per common share - basic	$0.03	$(0.02)

Earnings (loss) per common share - diluted	$0.02	$(0.02)

9. Liquidity and Capital Resources

The Company had a $98,000 long-term capital lease obligation at December 31, 2009 and a working capital surplus of approximately $1,809,000. The Company’s management believes that its near-term needs can be met from its available cash resources and its line of credit.

Pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (“Series F Stock”), the Series F stockholders have the right to request redemptions of up to $500,000 of the Series F Stock each January 1, April 1, July 1 and October 1. Those stockholders and have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. During the six months ended December 31, 2009, the Company redeemed 1,500 of the original 4,000 shares of Series F Stock for an aggregate redemption price of $1,500,000, plus accumulated dividends of $75,000. The last two redemptions were made one day early, resulting in three redemptions of 500 shares each, rather than the two redemptions as scheduled. The Company expects to fund the final $500,000 redemption, plus accumulated dividends, on April 1, 2010 out of its excess cash balance, resulting in a decrease of the Series F Stock balance of $454,000 and a reduction of additional paid-in capital of $46,000.

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

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

The following tables set forth a comparison of the Company’s results of operations for the three month period ended December 31, 2009 to the three month period ended December 31, 2008. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2009	2008	% change
Revenues:
Product sales	$3,412,000	$4,759,000	(28.3)%
Service revenue	2,045,000	2,566,000	(20.3)%
Commission revenue	2,280,000	2,146,000	6.2%

Total revenues	$7,737,000	$9,471,000	(18.3)%

Revenues. Total revenues for the three months ended December 31, 2009 decreased by $1.7 million, or 18.3%, when compared to the same period in the prior fiscal year primarily due to the effects of the national recession on the Company’s customers.

Despite the decreased revenue, the Company increased its operating income by $1,193,000 for the three months ended December 31, 2009 when compared to the same period in the prior fiscal year as a result of earning a higher sales rebate based on targets established by the Company’s principal supplier, Autodesk, as well as cost containment initiatives including reductions in workforce during the third and fourth quarters of fiscal year 2009, a hiring freeze and a temporary 10% base salary reduction for all employees.

Product sales decreased $1.3 million, or 28.3%, for the three months ended December 31, 2009 as compared to the same period in the prior fiscal year. In addition, the Company also reported lower service revenues when compared to the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2009	2008	% change
Cost of revenue:
Cost of product sales	$1,850,000	$3,283,000	(43.6)%
Cost of service revenue	1,307,000	2,062,000	(36.6)%

Total cost of revenue	$3,157,000	$5,345,000	(40.9)%

Gross margin	$4,580,000	$4,126,000

Cost of revenue. The total cost of revenue decreased $2.2 million, or 40.9%, for the three months ended December 31, 2009 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 43.6% during the three months ended December 31, 2009 while product sales decreased 28.3% as compared with the same period the prior fiscal year. Product costs decreased at a higher rate than did product revenues due to the Company earning a higher sales rebate based on targets established by the Company’s principal supplier, Autodesk. These sales rebates are applied to the cost of product sales.

Cost of service revenue decreased $755,000, or 36.6%, for the three months ended December 31, 2009 when compared to the same period in the prior fiscal year, while service revenues decreased $521,000, or 20.3%. Cost of service revenue as a percentage of related revenue decreased to 63.9% during the three months ended December 31, 2009 from 80.4% during the same period in the prior fiscal year. The lower relative cost of service revenue was due to decreased personnel costs resulting from the previously-mentioned reduction in force and temporary 10% base salary reduction, combined with increased productivity of the services personnel during the current fiscal quarter.

Gross margin. The Company’s overall gross margin percentage increased to 59.2 % for the three months ended December 31, 2009, compared to 43.6% for the same period in the prior fiscal year. This increase was due to the Company earning a higher sales rebate from its principal supplier, Autodesk, as well as the decreased cost of service revenue resulting from the Company’s cost reduction efforts.

Other Operating Expenses

	Three Months Ended December 31,
	2009	2008	% change
Other operating expenses:
Selling, general and administrative	$3,569,000	$4,263,000	(16.3)%
Depreciation and amortization	150,000	195,000	(23.1)%

Total other operating expenses	$3,719,000	$4,458,000	(16.6)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $694,000, or 16.3%, for the three months ended December 31, 2009 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 46.1% for the three months ended December 31, 2009, an increase from 45.0% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is the result of the Company’s cost reduction initiatives as well as reduced sales commissions resulting from lower sales volume. Selling, general and administrative expense decreased in total dollars, but increased as a percentage of revenue due to variable compensation being a higher portion of revenue as a result of achieving company targets.

Depreciation and Amortization. Depreciation and amortization expenses decreased $45,000, or 23.1%, for the three months ended December 31, 2009 when compared to the same period in the prior fiscal year due primarily to a purchased customer list becoming fully amortized during the fourth quarter of fiscal year 2009.

Other (Expense) Income, net

	Three Months Ended December 31,
	2009	2008	% change
Other (expense) income, net	$(9,000)	$10,000	(190.0)%

Other (Expense) Income, net. The Company incurred $9,000 in other expense, net, during the three months ended December 31, 2009, compared to $10,000 of other income during the same period in the prior fiscal year. The decrease in other (expense) income, net, is due to increased interest expense associated with a new equipment lease, combined with decreased interest income resulting from lower interest rates available on cash deposits.

Income Tax Expense

	Three Months Ended December 31,
	2009	2008	% change
Income tax expense (benefit)	$370,000	$(99,000)	(473.7)%

Income Tax Expense. The Company recorded $370,000 of income tax expense during the three months ended December 31, 2009, compared to $99,000 in income tax benefit recorded for the same period in the prior fiscal year. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

The following tables set forth a comparison of the Company’s results of operations for the six month period ended December 31, 2009 to the six month period ended December 31, 2008. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The six month financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2009	2008	% change
Revenues:
Product sales	$7,762,000	$10,871,000	(28.6)%
Service revenue	4,091,000	5,140,000	(20.4)%
Commission revenue	3,658,000	4,273,000	(14.4)%

Total revenues	$15,511,000	$20,284,000	(23.5)%

Revenues. Total revenues for the six months ended December 31, 2009 decreased by $4.8 million, or 23.5%, when compared to the same period in the prior fiscal year primarily due to the effects of the national recession on the Company’s customers.

Despite the decreased revenue, the Company increased its operating income by $1,217,000 for the six months ended December 31, 2009 when compared to the same period in the prior fiscal year. The increase in operating income is a result of higher sales rebates from its principal supplier, Autodesk, as well as the effects of recent cost containment initiatives undertaken by the Company.

Product sales decreased $3.1 million, or 28.6%, for the six months ended December 31, 2009 as compared to the same period in the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2009	2008	% change
Cost of revenue:
Cost of product sales	$4,832,000	$7,353,000	(34.3)%
Cost of service revenue	2,504,000	4,015,000	(37.6)%

Total cost of revenue	$7,336,000	$11,368,000	(35.5)%

Gross margin	$8,175,000	$8,916,000

Cost of revenue. The total cost of revenue decreased $4.0 million, or 35.5%, for the six months ended December 31, 2009 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 34.3% during the six months ended December 31, 2009 while product sales decreased 28.6% as compared with the same period the prior fiscal year. Product costs decreased at a higher rate than did product revenues due to the Company earning a higher sales rebate based on targets established by the Company’s principal supplier, Autodesk. These sales rebates are applied to the cost of product sales.

Cost of service revenue decreased $1.5 million, or 37.6%, for the six months ended December 31, 2009 when compared to the same period in the prior fiscal year, while service revenues decreased $1,049,000, or 20.4%. Cost of service revenue as a percentage of related revenue decreased to 61.2% during the six months ended December 31, 2009 from 78.1% during the same period in the prior fiscal year. The lower relative cost of service revenue was due to decreased personnel costs resulting from the previously-mentioned reduction in force and temporary 10% base salary reduction, combined with increased productivity of the services personnel during the six months ended December 31, 2009.

Gross margin. The Company’s overall gross margin percentage increased to 52.7% for the six months ended December 31, 2009 compared to 44.0% for the same period in the prior fiscal year. This increase was due to the Company earning a higher sales rebate from its principal supplier, Autodesk, as well as the decreased cost of service revenue resulting from the Company’s cost reduction efforts.

Other Operating Expenses

	Six Months Ended December 31,
	2009	2008	% change
Other operating expenses:
Selling, general and administrative	$6,769,000	$8,671,000	(21.9)%
Depreciation and amortization	307,000	363,000	(15.4)%

Total other operating expenses	$7,076,000	$9,034,000	(21.7)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $1.9 million, or 21.9%, for the six months ended December 31, 2009 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 43.6% for the six months ended December 31, 2009, an increase from 42.7% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is the result of recent cost reduction efforts as well as reduced sales commissions resulting from lower sales volume. Selling, general and administrative expense decreased in total dollars, but increased as a percentage of revenue due to variable compensation being a higher portion of revenue as a result of achieving company targets.

Depreciation and Amortization. Depreciation and amortization expenses decreased $56,000, or 15.4%, for the six months ended December 31, 2009 when compared to the same period in the prior fiscal year due primarily to a purchased customer list becoming fully amortized during the fourth quarter of fiscal year 2009.

Other (Expense) Income, net

	Six Months Ended December 31,
	2009	2008	% change
Other (expense) income, net	$(17,000)	$45,000	(137.8)%

Other (Expense) Income, net. The Company incurred $17,000 in other expense, net, during the six months ended December 31, 2009 compared to $45,000 of other income during the same period in the prior fiscal year. The decrease in other (expense) income, net, is due to increased interest expense associated with a new equipment lease, combined with decreased interest income resulting from lower interest rates available on cash deposits.

Income Tax Expense

	Six Months Ended December 31,
	2009	2008	% change
Income tax expense (benefit)	$474,000	$(3,000)	(15900.0)%

Income Tax Expense. The Company recorded $474,000 of income tax expense during the six months ended December 31, 2009, compared to $3,000 in income tax benefit recorded for the same period in the prior fiscal year. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements through its cash balances.

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.48% as of December 31, 2009. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at December 31, 2009 or June 30, 2009.

In December 2009, the Company and its bank agreed to modify certain covenants contained in the line of credit agreement. These modifications included the removal of certain financial ratios and a reduction in the Company’s required level of Minimum Tangible Net Worth as defined in the agreement from $2,000,000 to $1,500,000. All other terms and conditions remained unchanged.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the six months ended December 31, 2009 decreased to $1,000 from $116,000 for the same period in fiscal year 2009.

For the six months ended December 31, 2009, net cash provided by operating activities was $2,193,000, compared with cash used in operating activities of $894,000 during the same period in fiscal year 2009. The increase in cash from operating activities was due primarily to increased trade accounts payable during the first two quarters of fiscal year 2010 versus decreased trade accounts payable during the first two quarters of fiscal year 2009. Trade accounts payable increased in fiscal year 2010 as the Company obtained more favorable payment terms from its primary supplier. In addition, the Company recorded net income of $608,000, compared with a net loss of $70,000 in fiscal year 2009.

For the six months ended December 31, 2009, the Company used $1,702,000 in financing activities, compared to $1,167,000 for the same period in fiscal year 2009.

Pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (“Series F Stock”), the Series F stockholders have the right to request redemptions of up to $500,000 of the Series F Stock each January 1, April 1, July 1 and October 1. Those stockholders have expressed their intention of requesting the redemptions until their Series F stock has been fully redeemed. During the six months ended December 31, 2009, the Company redeemed 1,500 of the original 4,000 shares of Series F Stock for an aggregate redemption price of $1,500,000 plus accumulated dividends of $75,000, compared to 1,000 shares, for an aggregate redemption price of $$1,000,000 plus accumulated dividends of $26,000, for the corresponding period of the prior fiscal year. The last two redemptions in the current fiscal year were made one day early, resulting in three redemptions of 500 shares each in the current fiscal year, rather than the two redemptions as scheduled.

The Company expects to fund the final $500,000 redemption, plus accumulated dividends, on April 1, 2010 out of its excess cash balance.

The Company had $98,000 in long-term capital lease obligations for a computer lease agreement and working capital of $1,809,000 at December 31, 2009.

Management believes the Company’s near-term needs can be met from its available cash resources and its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company entered into a Value Added Reseller Agreement with Autodesk effective February 1, 2010 for an initial term of twelve months that will automatically renew on an annual basis for two additional twelve month periods. The agreement designates Avatech Solutions as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2014 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2009:

Quarter ending December 31:
2010	$1,259,000
2011	1,018,000
2012	576,000
2013	493,000
2014	182,000
Thereafter	—

Total minimum lease payments	$3,528,000

There was no rent paid to a related party for the three and six months ended December 31, 2009 and 2008.

Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 to finance the acquisition. This capital lease obligation totaled $220,000 as of December 31, 2009. Approximately $122,000 represents the short-term balance of the lease and is reflected in other current liabilities with the remaining long term portion ($98,000) shown as Obligations under capital leases in the accompanying balance sheets. Payments are made quarterly through September 2011 and depreciation expense on this equipment was approximately $60,000 as of December 31, 2009. Future minimum payments consisted of the following at December 31, 2009:

Twelve months ending December 31:
2010	$137,000
2011	102,000

Total minimum lease payments	239,000
Less:
Taxes	7,000
Imputed interest	12,000

Present value of future minimum lease payments	$220,000

ITEM 4T.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2009 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended December 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to Vote of Security Holders

At the Annual Meeting of Stockholders held on November 5, 2009, the stockholders of the Company elected eight individuals to serve as directors until the 2010 Annual Meeting of Stockholders.

The results of the voting for the slate of the nominated Board of Directors were as follows:

Name	For	Against	Abstain	Broker Non-votes
Garnett Y. Clark, Jr.	15,824,678	76,064	0	0
George W. Cox	15,843,367	57,375	0	0
George M. Davis	15,834,518	66,224	0	0
Eugene J. Fischer	15,842,656	58,086	0	0
Aris Melissaratos	15,844,678	56,064	0	0
Robert J. Post	15,844,678	56,064	0	0
David C. Reymann	15,806,848	96,894	0	0
Thom Waye	15,844,678	56,064	0	0

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the Signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATECH SOLUTIONS, INC.

Date: February 16, 2010	By:	/s/ George M. Davis
George M. Davis
Chief Executive Officer

Date: February 16, 2010	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Fourth Modification Agreement with PNC Bank dated December 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2009)

10.2	Value Added Reseller Agreement dated February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 15, 2010)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)