Form 10-Q
period 2010-03-31
AVATECH SOLUTIONS INC
filed 2010-05-17
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 4, 2010, there were 17,139,404 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash	$3,550,000	$2,716,000
Accounts receivable, less allowance of $205,000 as of March 31, 2010 and $169,000 as of June 30, 2009	5,301,000	4,797,000
Other receivables	317,000	480,000
Inventory	30,000	66,000
Prepaid expenses and other current assets	264,000	323,000
Income tax refund receivable	309,000	388,000
Deferred incomes taxes, current	65,000	65,000

Total current assets	9,836,000	8,835,000

Property and equipment:
Computer software and equipment	2,884,000	3,611,000
Office furniture and equipment	1,065,000	1,193,000
Leasehold improvements	197,000	197,000

	4,146,000	5,001,000
Less accumulated depreciation and amortization	3,621,000	4,205,000

	525,000	796,000

Customer list, net of accumulated amortization of $1,089,000 as of March 31, 2010 and $931,000 as of June 30, 2009	1,097,000	1,256,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	246,000	246,000
Other assets	165,000	158,000

Total assets	$17,837,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2010	June 30, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,960,000	$4,654,000
Accrued compensation and related benefits	738,000	415,000
Deferred revenue	1,197,000	1,151,000
Income taxes payable	856,000	—
Other current liabilities	127,000	118,000

Total current liabilities	7,878,000	6,338,000

Long term liabilities:
Obligations under capital leases	66,000	160,000

Total liabilities	7,944,000	6,498,000

Series F Convertible Preferred Stock	—	1,864,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at March 31, 2010 and June 30, 2009	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 17,139,404 at March 31, 2010 and 16,960,853 at June 30, 2009.	171,000	170,000
Additional paid-in capital	12,384,000	12,590,000
Accumulated deficit	(2,673,000)	(3,874,000)

Total stockholders’ equity	9,893,000	8,897,000

Total liabilities and stockholders’ equity	$17,837,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product sales	$3,710,000	$3,355,000
Service revenue	2,031,000	2,508,000
Commission revenue	2,611,000	2,090,000

	8,352,000	7,953,000

Cost of revenue:
Cost of product sales	2,195,000	2,120,000
Cost of service revenue	1,283,000	1,859,000

	3,478,000	3,979,000

Gross margin	4,874,000	3,974,000

Other operating expenses:
Selling, general and administrative	3,742,000	3,929,000
Depreciation and amortization	144,000	193,000

	3,886,000	4,122,000

Operating income (loss)	988,000	(148,000)

Other expense, net	(12,000)	(20,000)

Income (loss) before income taxes	976,000	(168,000)
Income tax expense (benefit)	384,000	(22,000)

Net income (loss)	592,000	(146,000)
Preferred stock dividends	(64,000)	(52,000)

Net income (loss) available to common stockholders	$528,000	$(198,000)

Earnings (loss) per common share, basic	$0.03	$(0.01)

Earnings (loss) per common share, diluted	$0.03	$(0.01)

Shares used in computation - basic	17,129,695	16,895,651

Shares used in computation - diluted	20,872,946	16,895,651

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product sales	$11,472,000	$14,227,000
Service revenue	6,122,000	7,648,000
Commission revenue	6,269,000	6,362,000

	23,863,000	28,237,000

Cost of revenue:
Cost of product sales	7,027,000	9,472,000
Cost of service revenue	3,786,000	5,874,000

	10,813,000	15,346,000

Gross margin	13,050,000	12,891,000

Other operating expenses:
Selling, general and administrative	10,512,000	12,600,000
Depreciation and amortization	451,000	557,000

	10,963,000	13,157,000

Operating income (loss)	2,087,000	(266,000)

Other (expense) income, net	(29,000)	25,000

Income (loss) before income taxes	2,058,000	(241,000)
Income tax expense (benefit)	857,000	(25,000)

Net income (loss)	1,201,000	(216,000)
Preferred stock dividends	(221,000)	(334,000)

Net income (loss) available to common stockholders	$980,000	$(550,000)

Earnings (loss) per common share, basic	$0.06	$(0.03)

Earnings (loss) per common share, diluted	$0.05	$(0.03)

Shares used in computation - basic	17,103,671	16,777,422

Shares used in computation - diluted	19,356,932	16,777,422

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 1, 2009	1,090,150	$11,000	16,960,853	$170,000	$12,590,000	$(3,874,000)	$8,897,000

Issuance of common stock as compensation	—	—	130,653	1,000	65,000	—	66,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	47,898	—	20,000	—	20,000
Vesting of stock options issued to employees	—	—	—	—	65,000		65,000
Redemption of Series F Preferred shares	—	—	—	—	(135,000)	—	(135,000)
Preferred stock dividends	—	—	—	—	(221,000)	—	(221,000)
Net income	—	—	—	—	—	1,201,000	1,201,000

Balance at March 31, 2010	1,090,150	$11,000	17,139,404	$171,000	$12,384,000	$(2,673,000)	$9,893,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$1,201,000	$(216,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	342,000	50,000
Depreciation and amortization	451,000	557,000
Non-cash stock compensation expense	131,000	180,000
Net loss on disposal of fixed assets	8,000	—
Deferred tax asset	—	55,000
Changes in operating assets and liabilities:
Accounts and other receivables	(683,000)	2,535,00
Inventory	36,000	315,000
Prepaid expenses and other current assets	59,000	98,000
Income tax refund receivable	79,000	—
Other assets	(7,000)	14,000
Accounts payable and accrued expenses	306,000	(2,838,000)
Income taxes payable	856,000	(650,000)
Accrued compensation and related benefits	323,000	(589,000)
Deferred revenue	46,000	49,000
Other current liabilities	9,000	24,000

Net cash provided by (used in) operating activities	3,157,000	(416,000)

Cash flows from investing activities
Purchases of property and equipment	(31,000)	(129,000)
Proceeds from sales of property and equipment	3,000	15,000

Net cash used in investing activities	(28,000)	(114,000)

Cash flows from financing activities
Principal payments on capital lease obligation	(94,000)	(54,000)
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	20,000	160,000
Payment of preferred stock dividends	(221,000)	(334,000)
Redemption of Series F Preferred shares	(2,000,000)	(1,500,000)

Net cash used in financing activities	(2,295,000)	(1,728,000)

Net change in cash and cash equivalents	834,000	(2,258,000)
Cash and cash equivalents - beginning of period	2,716,000	5,488,000

Cash and cash equivalents - end of period	$3,550,000	$3,230,000

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

1. Basis of Presentation

Avatech Solutions, Inc. (the “Company”) provides design automation and facilities and data management software, hardware, training, technical support and professional services to corporations, government agencies and educational institutions throughout much of the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

In May 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”). ASC 855 establishes standards for accounting and disclosure of material events that occur after the balance sheet date and their respective evaluation dates. In February 2010, the FASB amended certain provisions of ASC 855. Disclosure of the date through which subsequent events are disclosed is no longer required effective immediately. The Company currently discloses its subsequent events within the established guidelines of ASC 855.

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

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $5,000 and $22,000 during the three and nine months ended March 31, 2010, respectively, and paid federal and state income taxes of approximately $5,000 and $37,000, during the three and nine months ended March 31, 2010, respectively.

4. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally have a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. There were no stock option awards granted during the nine months ended March 31, 2010.

Pursuant to its Board compensation plan, for the three and nine months ended March 31, 2010, the Company issued 20,482 and 80,653 shares, respectively, of fully vested common stock to members of the Board of Directors under the Company’s Restricted Stock Award Plan, with an aggregate market value of $11,000 and $41,000, respectively. In addition, during the nine months ended March 31, 2010, the Company issued 50,000 shares of restricted stock to its Chief Executive Officer in accordance with his compensation agreement, with an aggregate market value of $25,000.

For the three and nine months ended March 31, 2010 and 2009, total stock compensation expense charged against income for these plans was $26,000 and $106,000, and $72,000 and $180,000, respectively.

The following are the assumptions made in computing the fair value of stock-based awards issued during the following periods:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Average risk-free interest rate	—	3.69%	—	3.69%
Dividend yield	—	0%	—	0%
Expected term	—	8.2 years	—	8.2 years
Average expected volatility	—	0.98	—	0.98
Weighted average fair value of granted options	—	$0.49	—	$0.49

A summary of stock option activity during the nine months ended March 31, 2010 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,638,173	$1.12
Expired	(4,500)	63.33
Forfeited	(64,421)	1.15

Outstanding at March 31, 2010	1,569,252	$0.94	$300,000

Exercisable at March 31, 2010	1,244,627	$0.95	$254,000

Weighted-average remaining contractual life	6.2 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2010 ranged from $0.17 to $7.07 as follows

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.17 – 0.34	102,557	$0.29	3.7 years	102,557	$0.29	3.7 years
0.35 – 0.75	280,800	0.56	5.9 years	274,800	0.56	5.8 years
0.76 – 0.91	738,000	0.86	6.8 years	438,625	0.86	6.3 years
1.05 – 7.07	447,895	1.46	6.1 years	428,645	1.46	6.1 years

	1,569,252			1,244,627

Assuming that no additional share-based payments are granted after March 31, 2010, unamortized stock compensation expense of $173,000 will be recognized in the consolidated statement of operations over a weighted average period of 4.6 years.

5. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.49% as of March 31, 2010. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at March 31, 2010 or June 30, 2009.

In December 2009, the Company and its bank agreed to modify certain covenants contained in the line of credit agreement. These modifications included the removal of certain financial ratios and a reduction in the Company’s required level of Minimum Tangible Net Worth as defined in the agreement from $2,000,000 to $1,500,000. All other terms and conditions remained unchanged.

6. Obligations Under Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 as a result. This capital lease obligation totaled $190,000 and $302,000 as of March 31, 2010 and 2009, respectively.

The following is a reconciliation of the noncash investing activity for the Company’s fixed assets:

	Nine Months Ended March 31,
	2010	2009
Purchase price of property and equipment	$31,000	$487,000
Less amounts financed under capital lease for the period	—	(358,000)

Total cash used in purchases of property and equipment	$31,000	$129,000

7. Income Taxes

Income tax expense during the three months ended March 31, 2010 and 2009 includes both federal and state income taxes. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

8. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of March 31, 2010, 7,556,016 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended March 31, 2010 and 2009, there were 3,812,763 and 9,177,430, respectively, shares of common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Numerator for basic earnings per share:
Net income (loss)	$592,000	$(146,000)
Less: preferred stock dividends	(64,000)	(52,000)

Net income (loss) available to common stockholders	$528,000	$(198,000)

Denominator:
Weighted average shares outstanding - basic	17,129,695	16,895,651

Assumed conversion of preferred stock	3,621,783	—
Effect of outstanding warrants	5,158
Effect of outstanding stock options	116,310	—

Weighted average shares outstanding - fully diluted	20,872,946	16,895,651

Earnings (loss) per common share - basic	$0.03	$(0.01)

Earnings (loss) per common share - diluted	$0.03	$(0.01)

	Nine Months Ended March 31,
	2010	2009
Numerator for basic earnings per share:
Net income (loss)	$1,201,000	$(216,000)
Less: preferred stock dividends	(221,000)	(334,000)

Net income (loss) available to common stockholders	$980,000	$(550,000)

Denominator:
Weighted average shares outstanding - basic	17,103,671	16,777,422

Assumed conversion of preferred stock	2,180,244	—
Effect of outstanding stock options	73,017	—

Weighted average shares outstanding - fully diluted	19,356,932	16,777,422

Earnings (loss) per common share - basic	$0.06	$(0.03)

Earnings (loss) per common share - diluted	$0.05	$(0.03)

9. Liquidity and Capital Resources

The Company had a $66,000 long-term capital lease obligation at March 31, 2010 and a working capital surplus of approximately $1,958,000. The Company’s management believes that its near-term needs can be met from its available cash resources and its line of credit.

Pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (“Series F Stock”), the Series F stockholders had the right to request redemptions of up to $500,000 of the Series F Stock each January 1, April 1, July 1 and October 1. Those stockholders expressed their intention of requesting the redemptions until their Series F stock had been fully redeemed. During the nine months ended March 31, 2010, the Company redeemed the remaining 2,000 of the original 4,000 shares of Series F Stock for an aggregate redemption price of $2,000,000, plus accumulated dividends of $100,000. As of March 31, 2010, the Company had fulfilled all of its obligations to its Series F shareholders.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following tables set forth a comparison of the Company’s results of operations for the three month period ended March 31, 2010 to the three month period ended March 31, 2009. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2010	2009	% change
Revenues:
Product sales	$3,710,000	$3,355,000	10.6%
Service revenue	2,031,000	2,508,000	(19.0)%
Commission revenue	2,611,000	2,090,000	24.9%

Total revenues	$8,352,000	$7,953,000	5.0%

Revenues. Total revenues for the three months ended March 31, 2010 increased by $399,000, or 5.0%, when compared to the same period in the prior fiscal year.

Product sales increased $355,000, or 10.6%, and commission revenues increased $521,000, or 24.9%, for the three months ended March 31, 2010 when compared to the same period in the prior fiscal year. These increases resulted from sales promotions offered by the Company’s primary vendor, Autodesk, as well as economic improvements in the manufacturing and construction sectors.

Service revenues declined $477,000 or 19.0% for the three months ended March 31, 2010 when compared with the same period in the prior fiscal year due to lowered customer demand for our professional services due to the lingering effects of the national recession.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2010	2009	% change
Cost of revenue:
Cost of product sales	$2,195,000	$2,120,000	3.5%
Cost of service revenue	1,283,000	1,859,000	(31.0)%

Total cost of revenue	$3,478,000	$3,979,000	(12.6)%

Gross margin	$4,874,000	$3,974,000

Cost of revenue. The total cost of revenue decreased $501,000 or 12.6%, for the three months ended March 31, 2010 when compared to the same period in the prior fiscal year.

Cost of product sales increased 3.5% during the three months ended March 31, 2010 while product sales increased 10.6% when compared with the same period the prior fiscal year. Product costs increased at a lower rate than did product revenues due to the Company earning higher sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales.

Cost of service revenue decreased $576,000, or 31.0%, for the three months ended March 31, 2010 when compared to the same period in the prior fiscal year, while service revenues decreased $477,000, or 19.0%. Cost of service revenue as a percentage of related revenue decreased to 63.2% during the three months ended March 31, 2010 from 74.1% during the same period in the prior fiscal year. Several cost containment initiatives implemented in fiscal 2009 including reductions in force lowered cost of services revenues resulting in most of the $99,000 increase in gross margin on services when compared with the same period in the prior fiscal year.

Gross margin. The Company’s overall gross margin percentage increased to 58.4 % for the three months ended March 31, 2010, compared to 50.0% for the same period in the prior fiscal year. This increase was due to a more favorable revenue mix, the decreased cost of service revenue resulting from the Company’s cost reduction efforts and the Company earning a higher sales rebate from its principal supplier, Autodesk.

Other Operating Expenses

	Three Months Ended March 31,
	2010	2009	% change
Other operating expenses:
Selling, general and administrative	$3,742,000	$3,929,000	(4.8)%
Depreciation and amortization	144,000	193,000	(25.4)%

Total other operating expenses	$3,886,000	$4,122,000	(5.7)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $187,000, or 4.8%, for the three months ended March 31, 2010 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 44.8% for the three months ended March 31, 2010, a decrease from 49.4% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is the result of the Company’s cost reduction initiatives.

Depreciation and Amortization. Depreciation and amortization expenses decreased $49,000, or 25.4%, for the three months ended March 31, 2010 when compared to the same period in the prior fiscal year due primarily to a purchased customer list becoming fully amortized during the fourth quarter of fiscal year 2009.

Other (Expense) Income, net

	Three Months Ended March 31,
	2010	2009	% change
Other expense, net	$(12,000)	$(20,000)	(40.0)%

Other (Expense) Income, net. The Company incurred $12,000 in other expense, net, during the three months ended March 31, 2010, compared to $20,000 of other expense during the same period in the prior fiscal year. The decrease in other expense is due to decreased interest expense associated with an equipment lease, combined with decreased interest income resulting from lower interest rates available on cash deposits.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2010	2009	% change
Income tax expense (benefit)	$384,000	$(22,000)	(1845.5)%

Income Tax Expense (Benefit). The Company recorded $384,000 of income tax expense during the three months ended March 31, 2010, compared to $22,000 in income tax benefit recorded for the same period in the prior fiscal year. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

The following tables set forth a comparison of the Company’s results of operations for the nine month period ended March 31, 2010 to the nine month period ended March 31, 2009. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine month financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2010	2009	% change
Revenues:
Product sales	$11,472,000	$14,227,000	(19.4)%
Service revenue	6,122,000	7,648,000	(20.0)%
Commission revenue	6,269,000	6,362,000	(1.5)%

Total revenues	$23,863,000	$28,237,000	(15.5)%

Revenues. Total revenues for the nine months ended March 31, 2010 decreased by $4.4 million, or 15.5%, when compared to the same period in the prior fiscal year primarily due to the effects of the national recession on the Company’s customers. However, total revenues for the current fiscal quarter were greater than those from the same period in the prior year.

Despite the decreased revenues, the Company increased its operating income by $2,353,000 for the nine months ended March 31, 2010 when compared to the same period in the prior fiscal year. The increase in operating income is a result of cost containment initiatives undertaken by the Company as well as higher sales rebates from its principal supplier, Autodesk.

Product sales decreased $2.8 million, or 19.4%, for the nine months ended March 31, 2010 when compared to the same period in the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2010	2009	% change
Cost of revenue:
Cost of product sales	$7,027,000	$9,472,000	(25.8)%
Cost of service revenue	3,786,000	5,874,000	(35.5)%

Total cost of revenue	$10,813,000	$15,346,000	(29.5)%

Gross margin	$13,050,000	$12,891,000

Cost of revenue. The total cost of revenue decreased $4.5 million, or 29.5%, for the nine months ended March 31, 2010 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 25.8% during the nine months ended March 31, 2010 while product sales decreased 19.4% when compared with the same period the prior fiscal year. Product costs decreased at a higher rate than did product revenues due to the Company earning higher sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates are applied to the cost of product sales.

Cost of service revenue decreased $2.1 million, or 35.5%, for the nine months ended March 31, 2010 when compared to the same period in the prior fiscal year, while service revenues decreased $1,526,000, or 20.0%. Cost of service revenue as a percentage of related revenue decreased to 61.8% during the nine months ended March 31, 2010 from 76.8% during the same period in the prior fiscal year. The lower relative cost of service revenue was due to a reduction in force and an across the board pay reduction which occurred during the fourth quarter of fiscal year 2009.

Gross margin. The Company’s overall gross margin percentage increased to 54.7% for the nine months ended March 31, 2010 compared to 45.7% for the same period in the prior fiscal year. This increase was due to a more favorable revenue mix, the decreased cost of service revenue resulting from the Company’s cost reduction efforts and the Company earning a higher sales rebate from its principal supplier, Autodesk.

Other Operating Expenses

	Nine Months Ended March 31,
	2010	2009	% change
Other operating expenses:
Selling, general and administrative	$10,512,000	$12,600,000	(16.6)%
Depreciation and amortization	451,000	557,000	(19.0)%

Total other operating expenses	$10,963,000	$13,157,000	(16.7)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $2.1 million, or 16.6%, for the nine months ended March 31, 2010 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 44.1% for the nine months ended March 31, 2010, a decrease from 44.6% for the same period in the prior fiscal year. The decrease in selling, general and administrative expenses is the result of cost reduction efforts as well as reduced sales commissions resulting from lower sales volume.

Depreciation and Amortization. Depreciation and amortization expenses decreased $106,000, or 19.0%, for the nine months ended March 31, 2010 when compared to the same period in the prior fiscal year due primarily to a purchased customer list becoming fully amortized during the fourth quarter of fiscal year 2009.

Other (Expense) Income, net

	Nine Months Ended March 31,
	2010	2009	% change
Other (expense) income, net	$(29,000)	$25,000	(216.0)%

Other (Expense) Income, net. The Company incurred $29,000 in other expense, net, during the nine months ended March 31, 2010 compared to $25,000 of other income during the same period in the prior fiscal year. The decrease in other (expense) income, net, is due to increased interest expense associated with a new equipment lease, combined with decreased interest income resulting from lower interest rates available on cash deposits.

Income Tax Expense

	Nine Months Ended March 31,
	2010	2009	% change
Income tax expense (benefit)	$857,000	$(25,000)	(3528.0)%

Income Tax Expense. The Company recorded $857,000 of income tax expense during the nine months ended March 31, 2010, compared to $25,000 in income tax benefit recorded for the same period in the prior fiscal year. The Company’s remaining federal net operating loss carryforwards total $1.1 million and are subject to a $92,000 annual limitation.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements through its cash balances.

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.49% as of March 31, 2010. The loan expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at March 31, 2010 or June 30, 2009.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the nine months ended March 31, 2010 decreased to $31,000 from $129,000 for the same period in fiscal year 2009. During the third quarter of fiscal year 2010, the Company performed a complete physical inventory of its fixed assets and removed from the Company’s accounts $850,000 of fully depreciated and obsolete computer equipment.

For the nine months ended March 31, 2010, net cash provided by operating activities was $3,157,000, compared with cash used in operating activities of $416,000 during the same period in fiscal year 2009. The increase in cash from operating activities was due mainly to increased net income, and increases in accruals for income taxes and accrued compensation in fiscal year 2010 versus decreases to such accruals during fiscal year 2009.

For the nine months ended March 31, 2010, the Company used cash of $2,295,000 in financing activities, compared to $1,728,000 for the same period in fiscal year 2009.

Pursuant to the agreements executed as part of its June 2006 offering of its Series F Convertible Preferred Stock (“Series F Stock”), the Series F stockholders had the right to request redemptions of up to $500,000 of the Series F Stock each January 1, April 1, July 1 and October 1. Those stockholders expressed their intention of requesting the redemptions until their Series F stock had been fully redeemed. During the nine months ended March 31, 2010, the Company redeemed the remaining 2,000 of the original 4,000 shares of Series F Stock for an aggregate redemption price of $2,000,000, plus accumulated dividends of $100,000. As of March 31, 2010, the Company had fulfilled all of its obligations to its Series F shareholders.

The Company had $66,000 in long-term capital lease obligations for a computer lease agreement and working capital of $1,958,000 at March 31, 2010.

Management believes the Company’s near-term needs will be met from its available cash resources and its line of credit.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2014 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2010:

Quarter ending March 31:
2011	$1,221,000
2012	898,000
2013	565,000
2014	366,000
2015	85,000
Thereafter	—

Total minimum lease payments	$3,135,000

There was no rent paid to a related party for the three and nine months ended March 31, 2010 and 2009.

Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 to finance the acquisition. This capital lease obligation totaled $190,000 as of March 31, 2010. Approximately $124,000 represents the short-term balance of the lease and is reflected in other current liabilities with the remaining long term portion ($66,000) shown as Obligations under capital leases in the accompanying balance sheets. Payments are made quarterly through September 2011 and depreciation expense on this equipment was approximately $90,000 as of March 31, 2010. Future minimum payments consisted of the following at March 31, 2010:

Twelve months ending March 31:
2011	$137,000
2012	68,000

Total minimum lease payments	$205,000
Less:
Taxes	6,000
Imputed interest	9,000

Present value of future minimum lease payments	$190,000

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2010 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

AVATECH SOLUTIONS, INC.

Date: May 17, 2010	By:	/s/ George M. Davis
George M. Davis
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Value Added Reseller Agreement dated February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 15, 2010)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)