Form 10-K
period 2010-06-30
AVATECH SOLUTIONS INC
filed 2010-09-28
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant as of September 13, 2010 was approximately $36,313,017.

The number of shares of common stock outstanding as of September 13, 2010 was 51,875,739.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Stockholders.

This Annual Report of Avatech Solutions, Inc. on Form 10-K for the year ended June 30, 2010 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech Solutions, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Avatech Solutions, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Avatech Solutions, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Avatech Solutions, Inc.’s business or operations. Except as required by applicable laws, Avatech Solutions, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Avatech”, “the Company”, “we”, “us” and “our” refer to Avatech Solutions, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries other than Rand Worldwide, Inc. (“Rand Worldwide”).

PART I

ITEM 1.	BUSINESS

Background

Avatech Solutions, Inc. was formed as a Delaware corporation on September 9, 1996. During fiscal years 1997 through 1999, the Company consummated business combinations with 10 companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States.

In November 2002, Avatech Solutions, Inc. completed a merger with PlanetCAD, Inc. (“PlanetCad”) and became a wholly owned subsidiary of PlanetCAD, after which PlanetCAD changed its name to Avatech Solutions, Inc. and the original Avatech Solutions, Inc. changed its name to Avatech Solutions Subsidiary, Inc. As a result of the merger, PlanetCAD’s stockholders retained 25% of the surviving company and, in exchange for all of the common stock of the original Avatech Solutions, Inc., the stockholders of the original Avatech Solutions, Inc. were issued registered shares constituting 75% of the surviving company’s outstanding common stock. The original Avatech Solutions, Inc. was deemed to have acquired PlanetCAD because its stockholders received the majority of the common stock of the surviving company.

Subsequent to the Company’s most recent year end, on August 17, 2010, Avatech Solutions, Inc. acquired Rand Worldwide in a reverse merger transaction that resulted in Rand Worldwide becoming a wholly owned subsidiary of Avatech. In connection with the merger, Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Common Stock outstanding on a fully diluted basis on August 17, 2010, the merger consideration is equal to 59.3% of the total common equivalent shares at closing. Because the shares of Avatech common stock issued to Rand Worldwide’s stockholders exceeded 50% of the outstanding shares of Avatech common stock outstanding immediately after the merger, Rand Worldwide was deemed, for accounting and SEC reporting purposes, to be the continuing reporting entity, and the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements going forward will be those of Rand Worldwide. Since Rand is deemed, for accounting purposes, to be the acquiring entity, upon consummation of the merger, there will be purchase accounting adjustments that will affect the carrying amounts of assets and liabilities of Avatech that are currently reported at historical cost as of June 30, 2010. A Form 8-K that includes pro forma financial information is expected to be filed within 71 days after the merger date.

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

The operations of Rand Worldwide are very similar to those of Avatech except that Rand’s annual revenues are approximately 50% greater than those of Avatech and in addition to their operations in the United States, Rand has operations in Canada, Asia and Australia. Rand Worldwide employs approximately 250 people in over 40 sales and client service centers around the world and like Avatech, generates revenues from sources other than through the sale and support of CAD software. However, again like Avatech, most of Rand’s revenues come from the resale of design software developed by Autodesk, Inc. (“Autodesk”) and services supporting that software.

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

Avatech’s sales and service delivery network consists of approximately 106 employees operating out of seventeen business offices across the United States. The Company has a sales database that contains over 300,000 point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

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

During fiscal year 2010, the Company’s operations improved as the recession abated and the United States began its economic recovery. Sales levels, while still lower than prior to the recession, began to increase and the Company returned to profitability. For the year ended June 30, 2010, the Company reported net income of approximately $1.3 million and ended the fiscal year with virtually no debt and no outstanding shares of its Series F 10% Cumulative Convertible Preferred Stock (the “Series F Stock”).

The Company’s ongoing strategic plan calls for it to leverage the solid core business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently, Avatech plans to continue to identify and engage in diverse software and services opportunities through strategic relationship development while taking advantage of its established brand, its geographic footprint and technical expertise to accomplish its objectives. Thus, the strategic plan calls for the Company to target specific product lines that will maximize its Autodesk business, to leverage its market position and core competencies, and to grow the Services component of its business. This strategy remains unchanged after the August 2010 merger with Rand except that management believes that the opportunities to execute its strategies have been greatly expanded by the combination of the two organizations.

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

Design Automation. More than 94% of product revenues arise from the resale of design software developed by Autodesk for the building design and land development, manufacturing, utilities, and telecommunications industries, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

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

Integrated Workplace Management Systems (“IWMS”) and Computer Aided Facilities Management (“CAFM”) systems enable organizations to make informed strategic and business decisions that optimize return on investment, lower asset lifecycle costs, and increase enterprise-wide productivity and profitability. Organizations of all sizes, spanning the financial, educational, governmental, healthcare, and manufacturing industries, use these solutions to deliver timely, relevant facilities information as part of their strategic business plans.

Geographic Information Systems (“GIS”) permit users to link together disparate data files (maps, aerial photos, tax records, marketing data, etc.) and provide the user with a unified image and knowledge base of a specific geographic location or building location. When combined with information from a facilities management system, information from GIS applications provide an integrated facilities view that allows enhanced analysis in various spatial contexts for professionals responsible for asset tracking, maintenance, emergency preparedness, space allocation, and construction planning.

The Company sells, customizes, and implements IWMS and CAFM solutions through its dedicated salespeople, technical specialists, and a network of strategic partners. It also provides GIS database development services to facilities management customers, both through its employees and strategic partners.

The Company occasionally develops add-ons, utilities and other software complimentary to its resale products or otherwise beneficial to its customer base. Such software is either offered for sale or provided at no cost to customers. During fiscal year 2009, Avatech developed BIMreview software, an enhancement to Autodesk’s Revit® architectural software. During the fourth quarter of 2009, Autodesk purchased all rights in the BIMreview software for $500,000. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company expenses as incurred the research and development costs of internally developed software until technological feasibility is established. Accordingly, the costs of developing BIMreview software were expensed as research and development when incurred during the first two quarters of fiscal year 2009.

Services

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, and symbol library development. The Company employs over forty industry specialists who provide professional services to its design automation customers.

Avatech offers training courses in thirty nine different subjects related to various software solutions offered at sixteen training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by thirty four technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user telephone support services through its National Support Center (NSC). A staff of full-time technology consultants assists customers with questions about product features, functions, usability issues, and configurations. The NSC offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the NSC through a variety of channels including e-mail, an Internet portal, telephone, and facsimile.

Avatech also offers a consulting services division with a focus on using technology to fulfill strategic objectives. Typical projects target the automation and embedding of design rules, workflows, and standards into technology tools to automate processes and eliminate bottlenecks.

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

While several local and regional competitors exist in the various geographic territories where the Company conducts business, it believes that it has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and that it is one of the largest commercial Autodesk resellers in the United States. Two national competitors that could be compared to Avatech in scale, size, geographical reach, and target markets for the resale of Autodesk products are Tata Technologies Company (“Tata”) and Rand Worldwide. As previously discussed, in August 2010, the Company merged with Rand Worldwide.

Tata is a systems integrator for design automation products with offices located in fourteen countries and has headquarters in the United States, London, and India. While the Company believes that Tata has greater revenues than Avatech, the Company estimates that the Autodesk portion of Tata’s business is less than its Autodesk business.

Rand Worldwide is a large, global computer-aided design and engineering technology company that has U.S. offices in the Northern Pacific, Midwest, Northeast and the Southeast. The Company’s Autodesk-related business is concentrated primarily in geographic areas in which Rand Worldwide does not have a significant presence. In addition, Rand Worldwide offers products and services that the Company does not offer. Thus, the merger with Rand Worldwide allowed the Company to not only expand its Autodesk-related business presence but also diversify its products and services.

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

On February 1, 2008, the Company entered into a renewable Authorized Channel Partner Agreement with Autodesk. The renewable agreement dated February 1, 2008 has a term of three years but provides targets for a one-year period. Under this agreement, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products and identifies targets for the upcoming year. The Company must achieve yearly minimum revenue in the amount of $300,000 from the sale of Autodesk’s software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2010, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $22.6 million. This agreement authorizes the Company to sell certain software products to certain customers in specific geographic areas of the United States and there are no clauses in this agreement that limit or restrict the services that the Company can offer to customers. The Company fully expects that this agreement will be renewed when it expires in February, 2011.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States. In the fiscal year ended June 30, 2010, the revenues generated by our top ten customers represented approximately ten percent of consolidated revenues, and no single customer accounted for three percent or more of our consolidated revenues.

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

Employees

At June 30, 2010, the Company had approximately 147 employees located in seventeen offices throughout the United States, of which 146 are full-time employees. Approximately 27 of its employees are located at its corporate headquarters in Maryland, which also houses a training facility and some sales and technical personnel. None of its employees are represented by collective bargaining agreements, and it has never experienced a work stoppage. The Company believes that its employee relations are good. It is anticipated that the merger with Rand Worldwide added approximately 250 full-time employees.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Corporate offices are located in Owings Mills, Maryland where the Company leases approximately 13,430 square feet of office space pursuant to a lease which expires on July 31, 2011. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Location	Square Footage	Term
Colorado—Greenwood Village	7,462	12/31/2011
Florida—Tampa	4,103	3/31/2014
Indiana—Indianapolis	3,129	4/30/2013
Illinois—Chicago	2,369	12/31/2011
Iowa—Cedar Rapids	2,465	10/31/2014
Iowa—Des Moines	3,027	7/31/2011
Minnesota—St. Paul	2,782	3/31/2012
Michigan—Troy	5,090	3/31/2014
Nebraska—Omaha	5,473	8/31/2013
North Carolina-Charlotte	3,500	10/31/2010
North Carolina—High Point	1,764	4/30/2011
North Carolina-Raleigh	3,671	11/30/2011
Ohio—Beachwood	2,528	11/30/2010
Texas—Houston	3,384	12/31/2013
Texas—Irving	4,588	4/30/2013
Virginia—Richmond	1,832	9/30/2015
Virginia—Virginia Beach	5,887	10/31/2014

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Data

Avatech’s common stock is traded through the over-the-counter market and price quotations are published on The Nasdaq Stock Market’s OTC Bulletin Board under the symbol “AVSO.OB”. The common stock is not heavily traded. The following table indicates the high and low bid quotations per share, rounded to the nearest whole cent, as available through the OTC Bulletin Board for each quarterly period within the two most recent fiscal years. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended June 30, 2010
First Quarter	$0.60	$0.30
Second Quarter	0.56	0.26
Third Quarter	0.95	0.26
Fourth Quarter	1.02	0.26

Fiscal Year Ended June 30, 2009
First Quarter	$1.02	$0.60
Second Quarter	0.80	0.32
Third Quarter	0.52	0.26
Fourth Quarter	0.50	0.26

Recent Closing Prices

On September 13, 2010, the closing price for our common stock as reported on the OTC Bulletin Board was $0.70.

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

The Company has outstanding shares of Series D Convertible Preferred Stock (“Series D Stock”) and Series E Convertible Preferred Stock (“Series E Stock”), which are eligible for 10% annual, cumulative dividends. The dividends are payable quarterly as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the common stock.

Until March, 2010, the Company also had outstanding shares of Series F Stock, which were also eligible for 10% annual, cumulative dividends which were paid semi-annually as declared by the Board of Directors. Pursuant to the agreements executed as part of its June 2006 offering of the Series F Stock, the holders of the Series F Stock had the right to request redemptions of up to $500,000 of the Series F Stock each January 1, April 1, July 1 and October 1. Those stockholders expressed their intention of requesting the redemptions until their Series F Stock had been fully redeemed. As of July 1, 2009, 2,000 of the original 4,000 shares of the Series F Stock were outstanding, and all of these were redeemed during fiscal year 2010 for an aggregate redemption price of $2,000,000, plus accumulated dividends of $100,000. The Company has fulfilled all of its obligations with respect to the Series F Stock.

For the year ended June 30, 2010, dividends totaling $261,000 were paid to the holders of the Series D Stock, Series E Stock and Series F Stock.

Number of Stockholders

As of September 13, 2010, there were 1,454 holders of record of the Company’s common stock, 11 holders of Series D Stock, and 26 holders of Series E Stock.

Equity Compensation Plan Information

The following table provides information, as of June 30, 2010, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	1,605,177	$0.93	521,556
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,605,177	$0.93	521,556

(1)	This amount includes 178,801 shares of stock that may be issued under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2010, the Company did not purchase any shares of its common stock.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2010, the Company did not sell any unregistered equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Material Subsequent Event

On August 17, 2010, Avatech Solutions, Inc. acquired Rand Worldwide in a reverse merger transaction that resulted in Rand Worldwide becoming a wholly owned subsidiary of Avatech. In connection with the merger, Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. Because the shares of Avatech common stock issued to Rand Worldwide’s stockholders in the merger exceeded 50% of the outstanding shares of Avatech common stock outstanding immediately after the merger, Rand Worldwide is deemed, for accounting and SEC reporting purposes, to be the continuing reporting entity, and the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements going forward will be those of Rand Worldwide. Since Rand is deemed, for accounting purposes, to be the acquiring entity, upon consummation of the merger, there will be purchase accounting adjustments that will affect the carrying amounts of assets and liabilities of Avatech that are currently reported at historical cost as of June 30, 2010. A Form 8-K that includes pro forma financial information is expected to be filed within 71 days after the merger date.

This Item 7 discusses the financial condition and results of operations of Avatech Solutions, Inc. for the year ended June 30, 2010. Where appropriate, however, management has included discussion regarding how it believes the merger may impact various aspects of our future financial condition and/or results of operations.

In connection with the merger, Rand Worldwide changed its fiscal year end to match our fiscal year end, from October 31 to June 30, and SEC rules require us to file a Transition Report on Form 10-K for Rand Worldwide’s transition period of November 1, 2009 to June 30, 2010 on or before November 15, 2010.

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

Based on its analysis of the Autodesk Subscription program, Avatech records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of FASB ASC 605, (previously EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent).

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

Depreciation and Amortization Expenses- Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, leasehold improvements and acquired customer lists. The Company computes depreciation and amortization expenses using the straight-line method. Avatech leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2010 was $212,000. Total depreciation expense for the year ended June 30, 2010 was $370,000.

Interest Expense- For the year ended June 30, 2010, interest expense consisted of interest on a capital lease and maintenance fees on the line of credit.

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

Revenue from software arrangements is recognized in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 985 (previously American Institution of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. The Company determines whether criteria (3) and (4) have been satisfied based on its judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine these criteria are not met. In the past, it has not been necessary to adjust reported revenues due to changes in conditions, and the Company continues to evaluate current conditions that may affect the nature and timing of our revenue recognition.

Customer arrangements can involve the sale of one or more elements (product, service, training, etc.), and are subject to a restrictive returns policy. When this occurs, Avatech allocates revenue to each element if it can reliably determine the relative fair value of each element. The Company limits the assessment of fair value to the price that is charged when the element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance, or in the absence of maintenance, implementation services, at which time revenue is recognized over the remaining maintenance or service period. Revenue that is deferred and recognized over a maintenance or service period is recognized in proportion to the services delivered, or ratably if no better measure of performance can be determined. The timing of the revenue that is recognized in future periods from multiple element arrangements with customers will be dependent upon the ability to establish or continue to have vendor-specific objective evidence of the fair value of each of the elements in these types of arrangements. The Company processes product immediately to be shipped to its customers. Performance of services varies based upon timelines agreed upon by both parties.

Bad Debts- The Company maintains an allowance for doubtful accounts for estimated losses which may result from the inability of customers to pay for purchased products and services or for disputes that affect the ability to fully collect accounts receivable. Avatech estimates this allowance by reviewing the status of past-due accounts and records general reserves based on historical bad debt expense. Accounts are considered past due based on the payment terms as stated on the invoice. Actual experience has not varied significantly from estimates; however, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to pay for products or services, there may be a need to record additional allowances in future periods. To mitigate this risk, the Company performs ongoing credit evaluations of its customers.

Income Taxes- At June 30, 2010, the Company had federal net operating loss carryforwards totaling approximately $1.0 million, which will begin to expire in 2012. The federal net operating loss carryforwards at June 30, 2010 are subject to a $92,000 annual limitation under Internal Revenue Code Section 382. The Company believes that the merger will not affect the ultimate realization of this carryforward but the final determination has not yet been made.

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under FASB ASC 350 (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets). FASB ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Management considers the Company to be a single reporting unit; accordingly, all of the goodwill is associated with the entire company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require the Company to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss. Management’s analysis of the recoverability of its intangible assets as of June 30, 2010 determined that there was no need for any write downs of its assets.

Selected Revenue Information for Years Ended June 30, 2010 and 2009

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended June 30,
	2010	2009
Revenue:
Product sales	49.0%	49.4%
Service revenue	25.7%	26.7%
Commission revenue	25.3%	22.5%
Sales of developed software	—%	1.4%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	30.8%	32.7%
Cost of service revenue	15.9%	20.8%

Total cost of revenue	46.7%	53.5%

Gross margin	53.3%	46.5%

Other operating expenses:
Selling, general and administrative	44.3%	45.8%
Depreciation and amortization	1.9%	2.0%

Total other operating expenses	46.2%	47.8%

Operating income (loss)	7.1%	(1.5)%

Other income (expense):
Interest and other income	(0.0)%	0.2%
Interest expense	(0.1)%	(0.1)%

Total other income (expense)	(0.1)%	0.1%

Income (loss) from before income taxes	7.0%	(1.4)%
Income tax (benefit) expense	3.0%	(0.5)%

Net income (loss)	4.0%	(0.9)%

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Revenue

	Year ended June 30,
	2010	2009	% change
Revenue:
Product sales	$15,340,000	$17,516,000	(12.4)%
Service revenue	8,061,000	9,446,000	(14.7)%
Commission revenue	7,925,000	7,973,000	(0.6)%
Sale of developed software	—	500,000	(100.0)%

Total Revenue:	$31,326,000	$35,435,000	(11.6)%

Revenue: Total revenue for the year ended June 30, 2010 decreased by $4.1 million or 11.6% over the prior fiscal year primarily due to the effects of the national recession on the Company’s customers. While revenues have decreased on an annual basis, the Company’s third and fourth fiscal quarter’s revenues increased 5.0% and 3.7%, respectively, when compared to the same quarters in fiscal year 2009.

Product sales decreased by $2.2 million or 12.4% for the year ended June 30, 2010 as compared to the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the prior fiscal year. These decreases were the direct result of the lingering effects of the recession that gripped the entire United States during much of fiscal year 2010.

During fiscal year 2009, Avatech developed BIMreview software, an enhancement to Autodesk’s Revit® architectural software and sold this developed software to Autodesk for $500,000. There were no sales of developed software during fiscal year 2010.

Cost of Revenue

	Year ended June 30,
	2010	2009	% change
Cost of revenue:
Cost of product sales	$9,646,000	$11,596,000	(16.8)%
Cost of service revenue	4,987,000	7,384,000	(32.5)%

Total cost of revenue	$14,633,000	$18,980,000	(22.9)%

Gross margin	$16,693,000	$16,455,000	1.4%

Cost of Revenue: Total cost of revenue decreased by $4.3 million or 22.9% for the year ended June 30, 2010 as compared to the prior fiscal year.

Cost of product sales decreased 16.8% while product sales decreased 12.4% during the year ended June 30, 2010 as compared with the prior fiscal year. Product costs decreased at a higher rate than product revenues due to the receipt of higher sales rebates based on targets established by the Company’s principal supplier, Autodesk, in 2010 when compared to 2009.

Cost of service revenue decreased by 32.5% while service revenue decreased by 14.7% during the year ended June 30, 2010 as compared with the prior fiscal year. Cost of service revenue decreased at a higher rate than service revenue primarily due to reductions in the technical workforce that occurred during the fourth quarter of fiscal year 2009.

Gross Margin: The Company’s gross margin percentage increased to 53.3% for the year ended June 30, 2010 from 46.5% for the prior fiscal year due to higher sales rebates received in 2010 when compared to 2009 and reductions in the Company’s technical workforce. In addition, the Company’s commission revenues represented a higher proportion of total revenues resulting in a favorable revenue mix and a higher gross margin.

Other Operating Expenses

	Year ended June 30,
	2010	2009	% change
Other operating expenses:
Selling, general and administrative	$13,871,000	$16,245,000	(14.6)%
Depreciation and amortization	582,000	723,000	(19.5)%

Total other operating expenses	$14,453,000	$16,968,000	(14.8)%

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2010 were approximately $13.9 million, compared to $16.2 million for fiscal year 2009, a decrease of $2.4 million or 14.6%. The decrease in selling, general and administrative expenses was primarily the result of the reductions in workforce which occurred during the third and fourth quarters of fiscal year 2009 offset by approximately $300,000 of one-time costs related to the merger that were expensed in the fourth fiscal quarter.

Depreciation and Amortization: Depreciation and amortization expenses for fiscal year 2010 decreased $141,000 over fiscal year 2009 due primarily to a purchased customer list becoming fully amortized during the fourth quarter of fiscal year 2009.

Other Income (Expense)

	Year ended June 30,
	2010	2009	% change
Other income (expense):
Interest and other income	$14,000	$51,000	(72.5)%
Interest expense	(33,000)	(33,000)	0.0%

Total other income (expense)	$(19,000)	$18,000	(205.6)%

The Company incurred $19,000 in other expense during fiscal year 2010, compared to $18,000 in other income during the prior fiscal year. The decrease in other income was due to decreased interest income resulting from lower cash balances as well as reduced interest rates paid on those balances.

Income Tax Expense

	Year ended June 30,
	2010	2009	% change
Income tax (benefit) expense	$954,000	$(182,000)	(624.2%)

The Company recorded tax expense of $954,000 during fiscal year 2010 versus an income tax benefit of $182,000 during the prior fiscal year as a result of achieving $2.2 million of income before taxes during fiscal year 2010 versus incurring a loss before income taxes of $495,000 during fiscal year 2009.

At June 30, 2010, the Company’s remaining federal net operating loss carryforwards totaled $1.0 million and were subject to a $92,000 annual limitation. The Company believes that the merger will not affect the ultimate realization of this carryforward but the final determination has not yet been made.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Revenue

	Year ended June 30,
	2009	2008	% change
Revenue:
Product sales	$17,516,000	$27,650,000	(36.7)%
Service revenue	9,446,000	11,363,000	(16.9)%
Commission revenue	7,973,000	10,631,000	(25.0)%
Sale of developed software	500,000	—	100.0%

Total Revenue:	$35,435,000	$49,644,000	(28.6)%

Revenue: Total revenue for the year ended June 30, 2009 decreased by $14.2 million or 28.6% over the prior fiscal year primarily due to the effects of the national recession on the Company’s customers. The business slowdown experienced by the Company’s customer base in the manufacturing, engineering and building sectors resulted in reduced purchases of the products and services that the Company offers. In an effort to balance its costs against the revenue reductions, the Company implemented reductions in workforce during the third and fourth quarters of fiscal year 2009, a hiring freeze and a temporary 10% base salary reduction for all employees.

Product sales decreased $10.1 million or 36.7% for the year ended June 30, 2009 as compared to the prior fiscal year. In addition, the Company also reported lower service and commission revenues when compared to the same period in the prior fiscal year. These decreases were the direct result of the severe recession affecting the entire United States.

During fiscal year 2009, Avatech developed BIMreview software, an enhancement to Autodesk’s Revit® architectural software. During the fourth quarter of 2009, Autodesk purchased all rights in the BIMreview software for $500,000. In accordance with U.S. GAAP, the Company expenses as incurred the research and development costs of internally developed software until technological feasibility is established. Accordingly, the costs of developing BIMreview software were expensed as research and development when incurred during the first two quarters of fiscal year 2009.

Cost of Revenue

	Year ended June 30,
	2009	2008	% change
Cost of revenue:
Cost of product sales	$11,596,000	$18,801,000	(38.3)%
Cost of service revenue	7,384,000	8,145,000	(9.3)%

Total cost of revenue	$18,980,000	$26,946,000	(29.6)%

Gross margin	$16,455,000	$22,698,000	(27.5)%

Cost of Revenue: Total cost of revenue decreased $7.9 million or 29.6% for the year ended June 30, 2009 as compared to the prior fiscal year.

Cost of product sales decreased 38.3% while product sales decreased 36.7% during the year ended June 30, 2009 as compared with the prior fiscal year. Product costs decreased at a higher rate than product revenues due to the receipt of higher sales rebates based on targets established by the Company’s principal supplier, Autodesk, in 2009 when compared to 2008.

Cost of service revenue decreased by 9.3% while service revenue decreased by 16.9% during the year ended June 30, 2009 as compared with the prior fiscal year. Cost of service revenue decreased at a lower rate then service revenue due to lowered productivity of the services personnel during 2009 due to a reduction in the volume of services work performed during the period.

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

Selling, General and Administrative: Selling, general and administrative expenses for fiscal year 2009 were approximately $16.2 million, compared to $18.5 million for fiscal year 2008, a decrease of $2.3 million or 12.2%. The decrease in selling, general and administrative expenses was primarily the result of decreased commissions due to lower sales, the reductions in workforce which occurred during the third and fourth quarters of fiscal year 2009, and the temporary 10% base salary reduction affecting all employees.

Depreciation and Amortization: Depreciation and amortization expenses increased $30,000 over fiscal year 2008 due to a new equipment lease.

Other Income (Expense)

	Year ended June 30,
	2009	2008	% change
Other income (expense):
Interest and other income	$51,000	$114,000	(55.3)%
Interest expense	(33,000)	(28,000)	17.9%

Total other income	$18,000	$86,000	(79.1)%

The Company earned $18,000 in other income during fiscal year 2009, compared to $86,000 during the prior fiscal year. The decrease in other income was due to decreased interest income resulting from lower cash balances as well as reduced interest rates paid on those balances.

Income Tax Expense

	Year ended June 30,
	2009	2008	% change
Income tax (benefit) expense	$(182,000)	$493,000	(136.9%)

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

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or 2.60% as of June 30, 2010. The line of credit expires on December 31, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company made no borrowings from the bank under this credit line during fiscal year 2010 and had no outstanding borrowings at June 30, 2010. As required by the loan agreement, Avatech notified and received approval from this bank for the acquisition of Rand Worldwide. Rand Worldwide maintains a line of credit with the same bank, and the bank conditioned its approval of the acquisition on our agreement to combine the credit facilities into a single facility within 120 days of the acquisition. The Company expects to have the new line of credit agreement completed prior to December 31, 2010, the expiration of the current agreement.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the year ended June 30, 2010 decreased to $97,000 from $134,000 for the same period in 2009. During the third quarter of fiscal year 2010, the Company performed a complete physical inventory of its fixed assets and removed from the Company’s accounts $850,000 of fully depreciated and obsolete computer equipment.

The Company had $33,000 in long-term capital lease obligations for a computer lease agreement at June 30, 2010, and had working capital of $2,218,000.

For the year ended June 30, 2010, the Company used cash of $2,360,000 in financing activities compared with $2,432,000 for the same period in 2009. Also, during the current fiscal year the Company redeemed 2,000 shares of its Series F Stock for a total of $2,000,000 plus accumulated dividends of $100,000, which resulted in a $1,864,000 decrease in the Series F Stock balance and a $135,000 reduction of additional paid-in capital. Pursuant to the agreements executed as part of the Company’s June 2006 offering of the Series F Stock, the holders of the Series F Stock had the right to request redemptions of up to $500,000 of their Series F Stock each January 1, April 1, July 1 and October 1. Those stockholders expressed their intention of requesting the redemptions until their Series F Stock had been fully redeemed. As of June 30, 2010 the Company had fulfilled all of its obligations to the holders of the Series F Stock.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2010 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the Company’s last fiscal year, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2010. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2). List of Financial Statements and Schedules.

(c). Financial Statement Schedule—Schedule II

Avatech Solutions, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions			Deductions —describe		Balance at end of period
		Charged to costs and expenses	Charged to other accounts —describe
Year Ended June 30, 2010:
Deducted from assets accounts:
Allowance for doubtful accounts	$169,000	$289,000	$(252,000	)(1)	$(70,000	)(2)	$136,000
Valuation allowance for net deferred tax assets	$16,000	$—	$81,000	(3)	$—		$97,000
Year Ended June 30, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$140,000	$120,000	$—		$(91,000	)(1)	$169,000
Valuation allowance for net deferred tax assets	$—	$—	$16,000	(3)	$—		$16,000

(1)	Account reclassification
(2)	Uncollectible accounts written off, net of recoveries
(3)	Increase (decrease) in valuation allowance, net of temporary differences

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

AVATECH SOLUTIONS, INC.

Date: September 28, 2010	By:	/s/ MARC L. DULUDE
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD A. CHARPIE	By:	/s/ GEORGE M. DAVIS
	Director		Director

September 28, 2010		September 28, 2010

By:	/s/ MARC L. DULUDE	By:	/s/ EUGENE J. FISCHER
	Director and Chief Executive Officer		Director

September 28, 2010		September 28, 2010

By:	/s/ SUZANNE MACCORMACK	By:	/s/ LAWRENCE RYCHLAK
	Director		President and Chief Financial Officer

September 28, 2010		September 28, 2010

By:	/s/ CHARLES D. YIE
Director

September 28, 2010

FINANCIAL STATEMENTS

Avatech Solutions, Inc. and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to Section 989G(a) of the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company, as a “smaller reporting company”, to provide only this management’s report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective.

September 28, 2010

/s/ Marc L. Dulude	/s/ Lawrence Rychlak
Chief Executive Officer	President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avatech Solutions, Inc.

We have audited the consolidated balance sheets of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the table of contents under Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avatech Solutions, Inc. and Subsidiaries as of June 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Stegman & Company

Baltimore, Maryland

September 20, 2010

Avatech Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2010	2009
Assets
Current assets:
Cash	$2,525,000	$2,716,000
Accounts receivable, less allowance of $136,000 in 2010 and $169,000 in 2009	5,711,000	4,797,000
Other receivables	350,000	480,000
Inventory	30,000	66,000
Prepaid expenses and other current assets	372,000	323,000
Income tax refund receivable	—	388,000
Deferred income taxes, current	203,000	65,000

Total current assets	9,191,000	8,835,000

Property and equipment:
Computer software and equipment	2,169,000	3,611,000
Office furniture and equipment	1,037,000	1,193,000
Leasehold improvements	197,000	197,000

	3,403,000	5,001,000
Less accumulated depreciation and amortization	(2,908,000)	(4,205,000)

	495,000	796,000
Customer list, net of accumulated amortization of $1,143,000 in 2010 and $931,000 in 2009	1,044,000	1,256,000
Goodwill	5,968,000	5,968,000
Deferred income taxes, net	188,000	246,000
Other assets	102,000	158,000

Total assets	$16,988,000	$17,259,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,318,000	$4,654,000
Accrued compensation and related benefits	383,000	415,000
Deferred revenue	1,147,000	1,151,000
Other current liabilities	125,000	118,000

Total current liabilities	6,973,000	6,338,000

Long-term liabilities:
Obligations under capital leases	33,000	160,000

Total liabilities	7,006,000	6,498,000

Series F 10% Cumulative Convertible Preferred Stock	—	1,864,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at June 30, 2010 and June 30, 2009	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 17,168,162 at June 30, 2010 and 16,960,853 at June 30, 2009	172,000	170,000
Additional paid-in capital	12,406,000	12,590,000
Accumulated deficit	(2,607,000)	(3,874,000)

Total stockholders’ equity	9,982,000	8,897,000

Total liabilities and stockholders’ equity	$16,988,000	$17,259,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended June 30,
	2010	2009
Revenues:
Product sales	$15,340,000	$17,516,000
Service revenue	8,061,000	9,446,000
Commission revenue	7,925,000	7,973,000
Sale of developed software	—	500,000

	31,326,000	35,435,000

Cost of revenue:
Cost of product sales	9,646,000	11,596,000
Cost of service revenue	4,987,000	7,384,000

	14,633,000	18,980,000

Gross margin	16,693,000	16,455,000

Other operating expenses:
Selling, general and administrative	13,871,000	16,245,000
Depreciation and amortization	582,000	723,000

	14,453,000	16,968,000

Operating income (loss)	2,240,000	(513,000)

Other income (expense):
Interest and other income	14,000	51,000
Interest expense	(33,000)	(33,000)

	(19,000)	18,000

Income (loss) before income taxes	2,221,000	(495,000)
Income tax expense (benefit)	954,000	(182,000)

Net income (loss)	$1,267,000	$(313,000)

Earnings (loss) per common share—basic	$0.06	$(0.05)

Earnings (loss) per common share—diluted	$0.05	$(0.05)

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2008	1,090,171	$11,000	16,491,244	$164,000	$12,928,000	$(3,561,000)	$9,542,000
Issuance of common stock as compensation	—	—	162,510	2,000	91,000	—	93,000
Issuance of common stock upon the exercise of warrants	—	—	141,852	2,000	79,000	—	81,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	82,939	1,000	47,000	—	48,000
Issuance of common stock upon the exercise of stock options	—	—	50,000	1,000	30,000	—	31,000
Vesting of stock options issued to employees	—	—	—	—	164,000	—	164,000
Conversion of preferred stock into common stock	(21)	—	32,308	—	—	—	—
Redemption of Series F 10% Cumulative Convertible Preferred Stock	—	—	—	—	(237,000)	—	(237,000)
Preferred stock dividends	—	—	—	—	(512,000)	—	(512,000)
Net loss	—	—	—	—	—	(313,000)	(313,000)

Balance at June 30, 2009	1,090,150	$11,000	16,960,853	$170,000	$12,590,000	$(3,874,000)	$8,897,000

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2009	1,090,150	$11,000	16,960,853	$170,000	$12,590,000	$(3,874,000)	$8,897,000
Issuance of common stock as compensation	—	—	145,773	1,000	80,000	—	81,000
Issuance of common stock under Employee Stock Purchase Plan	—	—	61,536	1,000	27,000	—	28,000
Vesting of stock options issued to employees	—	—	—	—	105,000	—	105,000
Redemption of Series F 10% Cumulative Convertible Preferred Stock	—	—	—	—	(135,000)	—	(135,000)
Preferred stock dividends	—	—	—	—	(261,000)	—	(261,000)
Net income	—	—	—	—	—	1,267,000	1,267,000

Balance at June 30, 2010	1,090,150	$11,000	17,168,162	$172,000	$12,406,000	$(2,607,000)	$9,982,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,267,000	$(313,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of fixed assets	(3,000)	—
Provision for bad debts, net of recoveries	289,000	95,000
Depreciation and amortization	582,000	723,000
Non-cash stock compensation expense	186,000	257,000
Deferred income taxes, net	(80,000)	(49,000)
Changes in operating assets and liabilities
Accounts receivable and other receivables	(1,073,000)	2,286,000
Inventory	36,000	356,000
Prepaid expenses and other current assets	(49,000)	64,000
Income tax refund receivable	388,000	(388,000)
Other assets	56,000	(49,000)
Accounts payable and accrued expenses	664,000	(2,169,000)
Accrued compensation and related benefits	(32,000)	(444,000)
Deferred revenue	(4,000)	66,000
Income taxes payable	—	(650,000)
Other current liabilities	7,000	(6,000)

Net cash provided by (used in) by operating activities	2,234,000	(221,000)

Cash flows from investing activities
Purchase of property and equipment	(97,000)	(134,000)
Proceeds from asset sale	32,000	15,000

Net cash used in investing activities	(65,000)	(119,000)

Cash flows from financing activities
Principal payments on capital lease obligation	(127,000)	(80,000)
Proceeds from issuance of common stock to employees and exercise of stock options and warrants	28,000	160,000
Dividends paid to preferred stockholders	(261,000)	(512,000)
Redemption of Series F 10% Cumulative Convertible Preferred Stock	(2,000,000)	(2,000,000)

Net cash used in financing activities	(2,360,000)	(2,432,000)

Net decrease in cash	(191,000)	(2,772,000)
Cash—beginning of year	2,716,000	5,488,000

Cash—end of year	2,525,000	$2,716,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2010 and 2009

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“ASC 350”). Under ASC 350, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The carrying amount of goodwill was $5,968,000 as of June 30, 2010 and 2009.

Stock Options and Stock Granted to Employees

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock at the grant date. The Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. The exercise price of each stock option equals no less than 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. In addition, the Company may grant shares of stock to directors, officers and employees under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan. For the fiscal years ended June 30, 2010, and 2009, the Company issued 145,773, and 112,510, respectively, of fully vested common stock to members of the Board of Directors with an aggregate market value of $81,000 and $68,000. During the fiscal year ended June 30, 2009, the Company granted an award of 100,000 shares of restricted stock with an aggregate market value of $50,000 to the Company’s Chief Executive Officer as part of his compensation agreement. For the fiscal years ended June 30, 2010 and 2009, total stock compensation expense charged against income for these plans was $186,000 and $257,000, respectively.

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

	Year Ended June 30
	2010	2009
Average risk-free interest rate	3.25%	3.65%
Dividend yield	0%	0%
Expected life	10.0 years	10.0 years
Expected volatility	103%	103%
Weighted average fair value of granted options	$0.68	$0.48

Revenue Recognition and Accounts Receivable

The Company’s revenue recognition policies are in accordance with FASB ASC 13 (previously Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements) issued by the SEC. This bulletin was amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, currently FASB ASC 13, and with FASB ASC 985 (previously the American Institution of Certified Public Accountant’s Statement of Position 97-2 “Software Revenue Recognition”).

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

Revenue from product sales and the sale of developed software is recognized when four criteria are met. These four criteria are (i) a signed purchase order has been obtained (ii) delivery of the software has occurred (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software product sales billed and not recognized as revenue are included in deferred revenue. The Company generally does not require collateral for accounts receivable. The Company allows returns from customers in limited situations. The Company has historically not experienced significant returns, and accordingly, allowances for returned products are not recorded.

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

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, approximated $403,000 for the year ended June 30, 2009. Advertising expenses were approximately the same as reimbursements from suppliers for the year ended June 30, 2010.

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

Previously in May 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”). ASC 855 establishes standards for accounting and disclosure of material events that occur after the balance sheet date and their respective evaluation dates. In February 2010, the FASB amended certain provisions of ASC 855. Disclosure of the date through which subsequent events are disclosed is no longer required effective immediately. The Company currently discloses its subsequent events within the established guidelines of ASC 855.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $33,000 and $30,000 in 2010 and 2009, respectively, and paid federal and state taxes of approximately $772,000 and $923,000 in 2010 and 2009, respectively. Total purchases of property and equipment were approximately $97,000 and $492,000 in 2010 and 2009, respectively. Total purchases of property and equipment included non-cash purchases of $0 and approximately $358,000 in 2010 and 2009, respectively.

3. Borrowings Under Line of Credit

The Company maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or 2.60% as of June 30, 2010. The loan expired on December 31, 2010 and was secured by all of the Company’s assets, except certain inventories. The Company made no borrowings from the bank under this credit line during fiscal year 2010 and had no outstanding borrowings at June 30, 2010 and 2009. As required by its loan agreement with this bank, Avatech notified and received approval from the bank for its acquisition of Rand Worldwide, Inc. (“Rand Worldwide”) in August 2010 (see Note 15 below). Rand Worldwide maintains a line of credit with the same bank. The bank conditioned its approval on the Company’s agreement to combine the two credit facilities into a single facility within 120 days of the acquisition. The Company expects to have the new line of credit agreement completed prior to December 31, 2010, the expiration of the current agreement.

4. Series F 10% Cumulative Convertible Preferred Stock

In June 2006 the Company issued 4,000 shares of Series F 10% Cumulative Convertible Preferred Stock (the “Series F Stock”) which raised $4,000,000 to pay down debt and to fund an acquisition. In connection with this issuance, the Company granted 800,000 warrants to purchase its common stock at an initial exercise price of $2.40 per share, which expired on June 12, 2010. The exercise price was reduced to $2.30 as a result of the application of anti-dilution provisions that were triggered by a subsequent private placement of common stock.

During the year ended June 30, 2010, the Company redeemed the remaining 2,000 of the original 4,000 shares of Series F Stock for an aggregate redemption price of $2,000,000, plus accumulated dividends of $100,000. As of June 30, 2010, the Company had fulfilled all of its obligations to the holders of the Series F Stock.

The Series F shares had the following terms:

Redemption Feature- The shares of Series F Stock were redeemable in the event that the Company was engaged in a business combination that was approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. In addition, the holders of the shares of Series F Stock had the right to require the Company to redeem up to $500,000 (in the aggregate) per quarter. The Company redeemed all of the remaining shares prior its acquisition of Rand Worldwide. The redemption price was $2.00 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The redemption was to be made in cash or common stock, at the Company’s option. Payments in common stock were priced at a 7.5% discount to the market price at that time, and the investors were permitted to convert the amount which the Company would otherwise redeem before redemptions at the conversion price.

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

Dividend Rate- The holders of the Series F shares were entitled to receive cumulative dividends at a rate of 10% per annum when and as declared by the Board of Directors. Dividends were paid semi-annually to holders of the Series F shares and were eligible to be paid in cash or the Company’s common stock but payments in common stock are subject to certain conditions. Payments in common stock were to be priced at a 5% discount to the market price at that time.

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

Common Stock Warrants- Each holder of Series F shares received common stock warrants which gave the holder the right to purchase 400 shares of the Company’s common stock for each Series F share held. The exercise price of the warrants was $1.95 per share. All such warrants expired on June 12, 2010 without being exercised.

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

As a result of the previously-described put option, the net proceeds from the issuance of the Series F Convertible Preferred Stock were classified as temporary equity in the accompanying consolidated balance sheets as the terms of the issuance do not warrant classification as a liability nor as equity. The Series F shares had a $0.01 par value with 4,000 shares authorized and issued, and 2,000 shares outstanding at June 30, 2009 with an aggregate liquidation preference of $2,000,000 as of June 30, 2009.

5. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2010 and 2009:

	June 30
	2010	2009
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 1,089,213 shares outstanding at June 30, 2010 and 2009; aggregate liquidation preference of $654,000 at June 30, 2010 and 2009	$11,000	$11,000

Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 937 shares outstanding at June 30, 2010 and 2009; aggregate liquidation preference of $937,000 at June 30, 2010 and 2009	—	—

Total Preferred Stock	$11,000	$11,000

At June 30, 2010 and 2009, 1,089,213 shares of Series D Convertible Preferred Stock were outstanding, respectively, with the following terms:

Redemption Feature- The Series D shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The terms of the merger with Rand Worldwide did not trigger any redemption provisions of the Series D shares.

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

Redemption Feature- The Series E shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date. The terms of the merger with Rand Worldwide did not trigger any redemption provisions of the Series E shares.

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

6. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through Employee Stock Compensation Plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on the earnings (loss) per common share during loss periods, and the dilutive effects of the common stock derivatives were not included for fiscal year 2009 as these options would have an anti-dilutive effect due to the losses of the Company. As of June 30, 2010, 4,008,018 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. The following summarizes the computations of basic and diluted loss per common share:

	Year ended June 30,
	2010	2009
Numerator:
Net income (loss)	$1,267,000	$(313,000)
Less: preferred stock dividends	(261,000)	(512,000)

Net income (loss) available to common stockholders	$1,006,000	$(825,000)

Denominator:
Weighted average shares outstanding—basic	17,114,366	16,815,722
Assumed conversion of preferred stock	3,621,783	—
Effect of outstanding stock options	105,350	—
Effect of outstanding stock warrants	3,560	—

Weighted average shares outstanding—diluted	20,845,059	16,815,722

Basic earnings (loss) per common share	$0.06	$(0.05)

Diluted earnings (loss) per common share	$0.05	$(0.05)

Antidilutive stock options, warrants and conversion rights	1,983,922	4,764,904

7. Stock Purchase Warrants

As of June 30, 2010, the Company had outstanding warrants to purchase 764,980 shares of common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
38,878	$0.60	July 1, 2010
726,102	$1.52	January 29, 2011

764,980

As discussed in Note 15 below, the Company completed its acquisition of Rand Worldwide in August of 2010. On the closing date of the acquisition, the Company and certain common stockholders amended and terminated the Common Stock and Warrant Purchase Agreements and related Investor Rights Agreements dated January 29, 2007 and June 12, 2006 pursuant to which those common stockholders acquired their shares. Those agreements contained certain anti-dilution protections for those stockholders and continuing registration rights. In consideration of the amendments and terminations of these agreements, the Company issued a total of 400,015 shares of common stock to these stockholders. In addition, with respect to those stockholders who invested in the January 29, 2007 offering, the Company amended the warrants to purchase 726,102 shares of common stock by reducing the exercise price from $1.52 per share to $1.11 per share. These warrants expire on January 29, 2011.

8. Director and Employee Stock Compensation Plans

Employee Stock Option Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Option Plan”) to purchase shares of the Company’s common stock at a price not less than the fair market value of the common stock on the grant date. The Option Plan provides for the granting of both incentive stock options and non- qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company.

A summary of stock option activity and related information is included in the following table:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,638,173	$1.12	1,678,205	$1.11
Granted	37,800	0.75	61,200	0.51
Exercised	—	—	(50,000)	0.60
Expired	(5,625)	51.47	—	—
Forfeited	(65,171)	1.16	(51,232)	0.62

Outstanding at end of year	1,605,177	$0.93	1,638,173	$1.12

Exercisable at end of year	1,289,094	$0.95	1,232,840	$1.18

Weighted-average remaining contractual life of outstanding options		6.0 years		6.9 years

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2010 and 2009 was $99,000 and $22,000, respectively. The aggregate intrinsic value of options exercised during the year ended June 30, 2009 was $327,000.

All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2010 ranged from $0.167 to $7.07 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.167 – 0.34	102,557	$0.29	3.4 years	102,557	$0.29	3.4 years
0.35 – 0.75	318,600	0.58	6.1 years	312,600	0.58	6.1 years
0.76 – 0.91	738,000	0.86	6.5 years	438,625	0.86	6.0 years
1.05 – 7.07	446,020	1.46	5.9 years	435,312	1.45	5.8 years

	1,605,177			1,289,094

Assuming that no additional share-based payments are granted after June 30, 2010, unamortized stock compensation expense of $160,000 will be recognized in the statement of operations over a weighted average period of 3.8 years.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 2,000,000 shares of common stock are reserved for issuance. As of June 30, 2010, 797,494 shares were available for future issuance.

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

As of June 30, 2010, there was no liability for employees’ ESPP withholdings, as all shares of common stock purchased under the ESPP for the year ended June 30, 2010 had been issued.

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors adopted, and its stockholders subsequently approved, the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005 (the “Stock Plan”). Officers, directors, key employees and consultants of the Company are eligible to receive stock awards under the Stock Plan, but employees and consultants may receive grants only if they already are stockholders or hold options to purchase shares of common stock at the time of grant. Vesting for restricted stock awards granted under the Stock Plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. The Company has reserved a total of 1,200,000 shares of common stock for issuance under the Stock Plan and 178,801 shares were available for future issuance as of June 30, 2010.

During fiscal year 2010, the Company issued 145,773 shares of common stock to certain directors under the Stock Plan as compensation for service on the Company’s Board of Directors. In addition, in accordance with the compensation agreement with the Company’s prior Chief Executive Officer, George Davis, the Company granted Mr. Davis an award of 100,000 shares of restricted stock, with 50,000 shares issued in January 2009 and the remaining 50,000 issued on July 1, 2009. All of the restricted shares were valued at quoted market prices on the date of grant and had a weighted-average fair value of $0.57 per share. For the years ended June 30, 2010 and 2009, the Company recorded aggregate expense of $81,000 and $118,000, respectively, for common stock grants to officers and directors.

9. Shares Reserved for Future Issuance

At June 30, 2010, the Company has reserved 5,993,815 shares of common stock for future issuance upon the exercise of stock options granted under the Stock Option Plan, the exercise of outstanding common stock purchase warrants, the vesting of restricted stock awards, purchases under the ESPP and the conversion of Series D Stock, and Series E Stock.

10. Income Taxes

The components of the income tax provision (benefit) are as follows:

	Year ended June 30
	2010	2009
Federal tax	$708,000	$(197,000)
State tax	246,000	15,000

Total	$954,000	$(182,000)

	Year ended June 30
	2010	2009
Current	$873,000	$(132,000)
Deferred	(81,000)	(50,000)

Total	$954,000	$(182,000)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended June 30
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$435,000	$479,000
Accrued compensation	11,000	—
Accrued professional fees	93,000	16,000
Nonqualified stock options	63,000	57,000
Allowance for doubtful accounts	52,000	65,000
Excess of book over tax depreciation and amortization	63,000	57,000
Excess of book over tax lease expense	48,000	74,000
Other assets	115,000	112,000

Total deferred tax assets	880,000	860,000

Deferred tax liabilities:
Customer list	392,000	459,000
Accrued bonuses	—	73,000

Total deferred tax liabilities	392,000	532,000

Deferred tax assets, net of liabilities	488,000	328,000
Valuation allowance	97,000	16,000

Net deferred tax assets	$391,000	$312,000

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations before cumulative effect of change in accounting principal that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Year ended June 30
	2010	2009
Expected federal income tax expense (benefit) from continuing operations at 34%	$755,000	$(168,000)
Expenses not deductible for income tax purposes	36,000	64,000
Amendment of prior year return	—	(70,000)
State income taxes, net of federal benefit	104,000	2,000
Change in valuation allowance for deferred tax assets	81,000	16,000
Other	(22,000)	(26,000)

Income tax expense (benefit)	$954,000	$(182,000)

Income tax expense includes current state income taxes of approximately $192,000 and $24,000 for 2010, and 2009, respectively.

At June 30, 2010, the Company has federal net operating loss carryforwards totaling approximately $1.0 million, which will begin to expire in 2012. The federal net operating loss carryforwards at June 30, 2010 are subject to a $92,000 annual limitation under Internal Revenue Code Section 382.

11. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2014, and generally do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2010:

Year ending June 30:
2011	$1,206,000
2012	799,000
2013	584,000
2014	322,000
2015	81,000
Thereafter	8,000

Total minimum lease payments	$3,000,000

Rent expense consisted of the following:

	Year ended June 30
	2010	2009
Office space	$1,220,000	$1,300,000
Equipment	72,000	166,000

	$1,292,000	$1,466,000

There was no rent paid to a related party for the years ended June 30, 2010 and 2009.

Capital Leases

In October of 2008, the Company acquired new computer equipment for its training facilities and incurred a capital lease obligation of $358,000 to finance the acquisition. This capital lease obligation totaled $160,000 as of June 30, 2010. Approximately $127,000 represents the short term balance of the lease and is reflected in other current liabilities with the remaining long term portion ($33,000) shown as Obligations Under Capital Leases in the accompanying balance sheets. Payments are made quarterly through September 2011 and depreciation expense on this equipment was approximately $90,000 as of June 30, 2010. Future minimum payments consisted of the following at June 30, 2010:

Year ending June 30:
2011	$137,000
2012	34,000

Total minimum lease payments	171,000
Less:
Taxes	5,000
Imputed interest	6,000

Present value of future minimum lease payments	$160,000

12. Employee Benefit and Incentive Compensation Plans

Effective January 1, 1998, the Company adopted the Avatech Solutions, Inc. 401(k) Retirement Savings Plan and Trust (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have attained age 21 and have completed three months of service. Participants may elect a pre-tax payroll deduction up to $16,500 (if under age 50), or $22,000 (if age 50 or older by December 31st of any calendar year). As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan years ended December 31, 2009 and 2010. The total amount recorded by the Company as expense during the fiscal years ended June 30, 2010 and 2009 was approximately $284,000 and $420,000, respectively.

13. Significant Supplier

Approximately 93% of the Company’s inventory purchases for the years ended June 30, 2010 and 2009 were from one vendor, and approximately 89% of accounts payable at June 30, 2010 and 2009 were due to this vendor. Approximately 93% of the Company’s total product revenues are related to this supplier’s products.

14. Liquidity and Capital Resources

The Company currently has debt of $160,000 related to a capital lease at June 30, 2010. In addition, the Company had a working capital surplus of approximately $2,218,000. The Company’s management believes that its near-term needs can be met from its available cash resources, cash flows from operations and its line of credit.

15. Subsequent Event

On August 17, 2010, Avatech Solutions, Inc. completed its acquisition of Rand Worldwide in a reverse merger transaction, which resulted in Rand Worldwide becoming a wholly owned subsidiary of the Company. After the merger, the Company changed its name to Rand Worldwide, Inc. In connection with the merger, Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Common Stock outstanding on a fully diluted basis on August 17, 2010, the merger consideration is equal to 59.3% of the total common equivalent shares at closing. Because the shares of Avatech common stock issued to Rand Worldwide’s stockholders exceeded 50% of the outstanding shares of Avatech common stock outstanding immediately after the merger, Rand Worldwide was deemed, for accounting and SEC reporting purposes, to be the continuing reporting entity, and the assets and liabilities and the historical operations that will be reflected in Avatech’s consolidated financial statements going forward will be those of Rand Worldwide. Since Rand is deemed, for accounting purposes, to be the acquiring entity, upon consummation of the merger, there will be purchase accounting adjustments that will affect the carrying amounts of assets and liabilities of Avatech that are currently reported at historical cost as of June 30, 2010. A Form 8-K that includes pro forma financial information is expected to be filed within 71 days after the merger date.

EXHIBIT INDEX

Exhibit	Description
3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (filed herewith)

3.1(vii)	Certificate of Designations—Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations—Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

Exhibit	Description
3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (filed herewith)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.10	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated August 17, 2010 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.11	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.14	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

Exhibit	Description
10.15	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.16	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.17	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.18	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.19	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.20	Autodesk Authorized Value Added Reseller Agreement between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc, dated February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 17, 2010)

10.21	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

10.22	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (filed herewith)

10.23	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (filed herewith)

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

23.1	Consent of Stegman & Company (filed herewith)

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)