Form 10-KT
period 2010-06-30
AVATECH SOLUTIONS INC
filed 2010-11-15
CIK 852437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2010
or
[ X ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from 11/1/09 to 6/30/10.
Commission file number:   001-31265
AVATECH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1035353

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10715 Red Run Blvd, Suite 101, Owings Mills, Maryland	21117

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 581-8080
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No  X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No  X
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller Reporting Company X
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes        No   X
The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant as of November 11, 2010 was approximately $33,719,230.
The number of shares of common stock outstanding as of November 11, 2010 was 51,875,739
DOCUMENTS INCORPORATED BY REFERENCE
Certain non-financial information responsive to items of this Transition Report is incorporated herein by reference to either:
•	The Registrant’s Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2010 (the “FY10 Form 10-K”)

•	The Registrant’s definitive proxy statement filed on October 7, 2010 (the “Proxy Statement”)

•	The Registrant’s Form 8-K filed on August 17, 2010 (as amended, the “Form 8-K”)

EXPLANATORY NOTE
On August 17, 2010 (the “Closing Date”), Avatech Solutions, Inc., a Delaware corporation (“Avatech” or the “Registrant”), acquired all of the issued and outstanding capital securities of Rand Worldwide, Inc., a Delaware corporation (“Rand Worldwide”), in a reverse merger transaction (the “Acquisition”). The Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Closing Date, by and among Avatech, ASRW Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Avatech (“Merger Sub”), Rand Worldwide, and RWWI Holdings LLC (“RWWI”), a Delaware limited liability company and the sole stockholder of Rand Worldwide. At the effective time of the Acquisition (the “Closing”), Merger Sub was merged with and into Rand Worldwide, with Rand Worldwide as the surviving entity. As a result of the Acquisition, Rand Worldwide became a wholly-owned subsidiary of Avatech. The Acquisition is intended to qualify as a tax-free reorganization within the meaning of Section 368 of Internal Revenue Code of 1986, as amended. The Acquisition is being accounted for as a reverse acquisition because the number of shares issued to the former shareholders of Rand Worldwide, Inc. represents more than 50% of the number of shares of Avatech Common Stock outstanding immediately after the Acquisition. For accounting and Securities and Exchange Commission (“SEC”) reporting purposes, Rand Worldwide is deemed to be the continuing reporting entity, and the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements will be those of Rand Worldwide. At the time of the Closing, the board of directors of Rand Worldwide changed its fiscal year end from October 31st to June 30th to match Avatech’s fiscal year end. Because Rand Worldwide is considered the accounting acquirer and the predecessor entity for SEC reporting purposes in the Acquisition, this change in fiscal year end is deemed to be a change in Avatech’s fiscal year end and this Transition Report on Form 10-K covering the transition period of November 1, 2009 (the day after the end of Rand Worldwide’s previous fiscal year) to June 30, 2010 (the end of our new fiscal year) is being filed as required by applicable SEC rules.
Certain non-financial information responsive to items of this Transition Report is incorporated herein by reference to either:
•	The Registrant’s Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2010 (the “FY10 Form 10-K”)

•	The Registrant’s definitive proxy statement filed on October 7, 2010 (the “Proxy Statement”)

•	The Registrant’s Form 8-K filed on August 17, 2010 (as amended, the “Form 8-K”)
This Transition Report on Form 10-K for the period ended June 30, 2010 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend” and similar expressions are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Avatech’s competitive position or competitive actions by other companies; the speed, cost, and effectiveness of the proposed integration of the operations of Rand Worldwide and Avatech; the actions, product introductions and business practices of the software vendors for which Rand Worldwide and Avatech resell product; the ability to manage growth and continue to generate revenue from software maintenance contract renewals by our customers; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Avatech business or operations. Except as required by applicable laws, Avatech does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.
When used throughout this annual report, the terms “the Registrant,” and “Avatech” refer to Avatech Solutions, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries. In order to discuss and provide information related to the business of Rand Worldwide prior to the Acquisition, we will refer to that business as

“Rand Worldwide” or the “Company” which includes such business and, unless the context clearly indicates otherwise, its consolidated subsidiaries. Except as set forth in this Explanatory Note or as explicitly stated herein, the information herein speaks as of June 30, 2010 and has not been updated to reflect subsequent events or changed circumstances.
PART I

ITEM 1.	BUSINESS
The disclosure contained in Part I, Item 1 of the FY2010 10-K relating to the business of the Registrant during the transition period is incorporated herein by reference.
The business of Rand Worldwide during the transition period is described below.
Background
Rand Worldwide was formed in August 2007 for the purpose of allowing certain US limited partnerships associated with a domestic private investment firm to acquire, in November 2007, all of the outstanding shares of Rand A Technology Corporation which had been a publicly traded Canadian corporation. Rand Worldwide, through its subsidiary companies, carried on the business of Rand A Technology Corporation.
As required by applicable SEC rules, Rand Worldwide, as the accounting acquirer in the Acquisition, is required to file this Transition Report on Form 10-K for the period from November 1, 2009 (the day after the end of Rand Worldwide’s previous fiscal year) to June 30, 2010 (the end of our new fiscal year) (the “Transition Report”). As required by such SEC rules, this Report will discuss the operations of Rand Worldwide on a standalone basis for such period and the consolidated financial statements included herein are the consolidated financial statements of Rand Worldwide and its subsidiaries alone. Information regarding the financial results, business and operations of Avatech Solutions and the combined business have been provided in other filings made by Avatech Solutions, Inc. and can be found on its website (www.avatech.com) or on the SEC website (www.sec.gov).
General
Rand Worldwide is one of the world’s leading professional services and technology companies for the engineering community, targeting organizations in the building, infrastructure, and manufacturing industries. The Company advances the way organizations design, develop, and manage building, infrastructure, and manufacturing projects. Fortune 500 and Engineering News Record’s Top 100 companies, along with many small and medium businesses work with Rand Worldwide to gain a competitive advantage through technology consulting, implementation, training, and support services. One of the world’s largest integrators of Autodesk software, the Company provides software solutions that accelerate innovation while improving quality and profitability. The Company is globally diversified with offices in the United States, Canada, Australia, Malaysia and Singapore. Rand Worldwide has over 20 years of industry experience and expertise, an extensive list of training and implementation services and long standing relationships with design technology leader Autodesk, Inc. The Company’s clients include corporations, government agencies, and educational institutions.
Rand Worldwide differentiates itself from traditional product resellers through a wide range of value-added services, consisting primarily of training, technical support, and professional services. It also provides software customization, data migration, computer-aided design standards consulting, process workflow analysis, and implementation assistance for complex design environments. Its strategic focus is to provide clients a competitive advantage with technology solutions that address broad, enterprise-wide initiatives.

Business Units
There have historically been two distinct business units, or divisions, within Rand Worldwide: (i) the IMAGINiT Technologies division (“IMAGINiT”); and (ii) the Rand Professional Services (“RPS”) division. IMAGINiT is the largest North American value-added reseller of pre-packaged software product offerings developed by Autodesk, Inc. (“Autodesk”). IMAGINiT also provides services related to these Autodesk offerings primarily to businesses in the manufacturing, building and infrastructure industries. Major product offerings include AutoCAD, Autodesk Inventor and Autodesk Revit.
RPS has been focused on the re-sale of other software products and the provision of services related to those products. Vendor relationships of RPS include Dassault Systèmes S.A. (“Dassault”), with respect to services provided related to their product lifecycle management (“PLM”) product offerings, and Autonomy PLC (“Autonomy”), with respect to its email archiving software products sold under the name “Zantaz EAS.” In addition, RPS develops and publishes educational courseware related to the Autodesk products and other similar PLM products under the brand name “ASCENT.”
See Note 20, “Segment Information,” in the Notes to Consolidated Financial Statements for more information about our divisions.
Services
In addition to reselling software from Autodesk and other companies, Rand Worldwide provides services to enable effective design, development and project management of client initiatives. Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, and symbol library development. The Company employs over 60 industry specialists who provide professional services to its customers.
Rand Worldwide offers training courses in numerous subjects related to various software solutions offered at 35 training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by 27 technical experts that have formal training or proven industry experience in the topics they teach. Rand Worldwide also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. Rand Worldwide provides end-user telephone support services through its staffed hotline service and customized service offerings. A staff of full-time technology consultants assists customers with questions about product features, functions, usability issues, and configurations. The hotline offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts. Customers can communicate with the hotline through a variety of channels including email, an internet portal, telephone, and facsimile.
Markets and Competition
IMAGINiT Technologies:   In the IMAGINiT Technologies business, we focus primarily on providing enterprise solutions to small- and medium-sized businesses with less than one billion dollars of annual revenue, predominantly in the architecture, engineering, and construction (“AEC”) market and the mechanical design and manufacturing (“MDM”) market. The AEC market is comprised of design services focused on the construction of large physical assets such as buildings, roads, factories, utility companies, and commercial infrastructure projects. The MDM market is primarily focused on the design, tooling, assembly, and testing of instruments, electronic devices, machines, mechanical devices, and power-driven equipment.
While several local and regional competitors exist in the various geographic territories where Rand Worldwide conducts business, we believe that we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and that we are one of the largest commercial Autodesk resellers in the North America. Prior to the Acquisition, Avatech was the largest US competitor of this business unit and other regional resellers are competitive in our various regions. Sales territories are established and maintained through authorization directly from Autodesk and many of our competitors are smaller, regionally-based Autodesk resellers with established reputations in their specific territory.

RPS: In the RPS business, we focus on providing services to a variety of customers that range in size and scope depending on our offerings. In the email archiving business, we sell the Zantaz EAS line of products from Autonomy, and related implementation services, to many large businesses and government organizations. We face competition from the direct sales channels of other email archiving product lines, such as Mimosa. In this business, because we do not sell any Dassault software directly, we face competition from resellers that are authorized to offer both the products of Dassault and related services.
Arrangements with Principal Suppliers
Our revenue is primarily derived from the resale of software products produced by other vendors and services related to those software products. These sales are made pursuant to channel sales agreements whereby Rand Worldwide is granted the authority to purchase and resell the vendor products and provide the associated services. Under these agreements, Rand Worldwide both resells software directly to its customers and acts as a sales agent for various vendors and receives commissions for its sales efforts.
On February 1, 2010, certain subsidiaries of Rand Worldwide entered into certain renewable Authorized Channel Partner Agreements with Autodesk. The renewable agreements dated February 1, 2010, have a term of three years but provide targets for a one-year period. Under these agreements Autodesk appointed IMAGINiT as a non-exclusive partner to market, distribute, and support Autodesk software products and identifies targets for the upcoming year. The territories for such authorizations include the authorization to sell various Autodesk products in parts of the United States and Australia and in all of Canada, Malaysia and Singapore. The Company must achieve yearly minimum purchase requirements from the sale of Autodesk’s various software products in order to be eligible to purchase such products directly from Autodesk. For the eight-month transition period ended June 30, 2010 and the Company’s most recent fiscal year ended October 31, 2009, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $21.7 million and $33.2 million, respectively.
Customers
Rand Worldwide markets its products to private companies, public corporations, government agencies and educational institutions throughout the United States, Canada, Australia, Malaysia and Singapore.
Intellectual Property
Rand Worldwide regards its technology and other proprietary rights as essential to its business. As such, it relies on copyright, trade secret, confidentiality procedures, contract provisions, and trademark law to protect its technology and intellectual property. Rand Worldwide has confidentiality agreements with its consultants and corporate partners and controls access to, and distribution of, its products, documentation, and other proprietary information.
Rand Worldwide and its subsidiaries own several federally registered trademarks, and has other trademark applications pending, but has no patents or patent applications pending. This Transition Report contains trademarks and trade names of Rand Worldwide and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.
Employees
At June 30, 2010, Rand Worldwide had approximately 249 employees located in 40 offices throughout the United States, Canada, Australia, Malaysia and Singapore of which 245 were full-time employees. None of its employees are represented by collective bargaining agreements and it has never experienced a work stoppage. Rand Worldwide believes that its employee relations are good.
Available Information
Avatech maintains an Internet site at www.avatech.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. Avatech’s executive offices are located at 10715 Red Run Blvd, Suite 101, Owings Mills, Maryland 21117 and its telephone number is (410) 581-8080.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The disclosure contained in Part I, Item 2 of the FY2010 Form 10-K relating to the properties of the Registrant during the transition period is incorporated herein by reference.
Rand Worldwide leases approximately 150,000 square feet of office and technical training space in 40 locations in the United States and internationally through our foreign subsidiaries. Rand Worldwide does not own any real property.
All facilities are in good condition and we believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, Rand Worldwide is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of the conduct of its business. Management believes that no pending matter, alone or together with other pending matters, is likely to have a material adverse effect on Rand Worldwide or the Company’s future financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The disclosure responsive to this item contained in Part II, Item 5 of the FY2010 10-K relating to the Registrant during the transition period is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The disclosure contained in Part II, Item 7 of the FY2010 Form 10-K, to the extent relating to the financial condition and results of operations of the Registrant during the transition period and the corresponding period of the prior fiscal year, is incorporated herein by reference.
THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RAND WORLDWIDE SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.
Material Subsequent Event
          On August 17, 2010, Rand Worldwide Inc. (“Rand Worldwide” or “the Company”) was acquired by Avatech Solutions, Inc. (“Avatech”) in a reverse merger transaction that resulted in Rand Worldwide becoming a wholly-owned subsidiary of Avatech (the “Merger”). In connection with the Merger, Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66.1% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 33.9% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech’s common stock outstanding on a fully diluted basis on August 17, 2010, the common stock issued to Rand Worldwide is equal to approximately 59.3% of the total common equivalent shares as of the date of the Merger. Because the shares of Avatech common stock issued to Rand Worldwide’s stockholders in the merger exceeded 50% of the outstanding shares of Avatech common stock outstanding immediately after the merger, Rand Worldwide is deemed, for accounting and SEC reporting purposes, to be the continuing reporting entity, and the assets and liabilities and the historical operations that will be reflected in the resulting consolidated financial statements going forward will be those of Rand Worldwide.
          In connection with the Merger, Rand Worldwide changed its fiscal year end from October 31 to June 30, and SEC rules require a Transition Report on Form 10-K to be filed for Rand Worldwide’s transition period of November 1, 2009 to June 30, 2010. This Item 7 discusses the financial condition and results of operations of Rand Worldwide for the resulting eight-month period ended June 30, 2010 as well as the year ended October 31, 2009. References to “2008” and “2009” refer to the fiscal years ended October 31, 2008 and 2009, respectively, unless otherwise indicated.
Overview
          Rand Worldwide is a leading provider of design automation solutions to various manufacturing and engineering industries. The Company specializes in technical support, training, and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. These technology solutions enable its customers to enhance productivity, profitability, and competitive position. Rand Worldwide is one of the largest Autodesk software integrators worldwide.

          The Company is organized into two divisions: the IMAGINiT Technologies division (“IMAGINiT”) and the Rand Professional Services division (“RPS”). IMAGINiT is the largest licensed value-added reseller of Autodesk, Inc. (“Autodesk”) products in North America, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. RPS is a reseller of product lifecycle management (“PLM”) products and a provider of services related to solutions sold by Dassault Systèmes S.A. (“Dassault”), Autonomy PLC (“Autonomy”) and other software vendors. RPS also sells its own proprietary software products and related services, enhancing its total client solution offerings.
          Rand Worldwide was formed in August 2007 and was later capitalized on October 31, 2007 and November 1, 2007 with an aggregate investment of $44.5 million by certain limited partnerships of a domestic private investment firm (collectively the “Stockholder”) in exchange for preferred stock with a purchase price of $31.0 million, less cost of issuance of $187,000, and term notes with a $13.5 million principal amount. Immediately thereafter, the Company acquired all of the outstanding shares of Rand A Technology Corporation, a publicly traded Canadian corporation, for $44.5 million.
          Immediately prior to the Merger on August 17, 2010, the holders of the common stock, redeemable preferred stock and term notes of Rand Worldwide exchanged their respective securities for membership interests in RWWI Holdings LLC (“RWWI”), formerly a subsidiary of Rand Worldwide. Simultaneously, Rand Worldwide merged with a subsidiary of RWWI, with Rand Worldwide being the surviving entity. As a result of this exchange of Rand Worldwide securities for RWWI membership interests: (i) RWWI became the sole stockholder of Rand Worldwide and (ii) all of the associated financial obligations relating to the then outstanding redeemable preferred stock and term notes of Rand Worldwide were settled in full and such securities no longer remain outstanding. Following this exchange, all of RWWI’s ownership in Rand Worldwide was exchanged for shares of Avatech common stock, completing the Merger.
Discontinued Operations
     Since November 1, 2007, the Company has undertaken significant actions to restructure its business, including the sale or closure of several subsidiaries of the business that were routinely producing losses. Accordingly, the results of these subsidiaries from these periods, including any gain or loss recognized upon their disposal, are considered discontinued operations and are presented separately from the results of the Company’s continuing operations. Unless otherwise indicated, the discussion and amounts provided in Item 7 solely relate to the Company’s continuing operations.
Critical Accounting Policies
          The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements include those that relate to software revenue recognition, estimates of bad debts, income taxes and recoverability of our intangible assets, including goodwill. All of these critical accounting policies are discussed with and reviewed by the Company’s Audit Committee on a periodic basis. Presented below is a description of the accounting policies that we believe are most critical to an understanding of our consolidated financial statements.
          Revenue Recognition- We generate revenue from three principal sources: (i) license fees for packaged software products; (ii) service fees from installation, training and consulting engagements, telephone support contracts, and maintenance and support contracts; and (iii) commission fees from the resale of Autodesk software support agreements and from the referral of customers to Autodesk.
          For revenue derived from license fees for packaged software products, we follow Accounting Standards Codification (“ASC”) 985-605 Software-Revenue Recognition and ASC 605-10 Revenue Recognition. We recognize revenue from the sale of software licenses and training materials upon shipment of the products, provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is probable and free of contingencies.

          Revenue from installation, training and consulting services is recognized upon completion of the requested service, which typically occurs within ninety days of receipt of an order. Revenue from telephone support contracts and maintenance and support contracts is recognized ratably over the contract period, which is typically twelve months. Maintenance and support services typically include only telephone and Internet-based support, but in limited circumstances include software updates, when and if available, provided by the vendor of the software. Installation and consulting services provided by the Company are not considered essential to the functionality of any software products sold as those services do not alter the functionality or capabilities of the software product and could be performed by customers themselves or other vendors.
          Fees earned from the resale of Autodesk’s software support agreements are reported as commission revenue and presented net of their related costs, with no amount reported as a cost of revenue. For these transactions, we consider Autodesk to be the primary obligor in the arrangement as Autodesk has the responsibility of providing the end-customer all the deliverables under the contract, including software upgrades and various support services. As a result, we assume an agency relationship in these transactions, and recognize the net fee associated with serving as an agent in sales. Commission revenue also includes referral fees paid by Autodesk for certain types of customer transactions, determined based on specified percentages of the amount billed by Autodesk to the referred customer. These referral fees are recorded as revenue in the period earned, based on reporting by Autodesk.
          Our arrangements with our customers typically involve the sale of one or more products and services at the same time. We consider these to be multiple elements of a single arrangement. We apply the residual method to recognize revenues from such arrangements with one or more elements that are to be delivered at a future date, provided that evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as installation and software support services, is deferred at date of product shipment and the remaining portion of the total arrangement fee is recognized as revenue. We determine vendor-specific objective evidence (“VSOE”) of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. If the fair value of each undelivered element in a multiple-element arrangement cannot be determined based on VSOE, all revenue under the arrangement is deferred until those undelivered elements are later delivered or until such time as the only remaining undelivered element is software support, at which time total revenue is recognized ratably over the remaining software support period.
          We assess whether the total fee payable to the Company for the order is fixed or determinable and free of contingencies at the time of delivery. We consider the payment terms of the transaction, including whether the terms are extended, and our collection experience in similar transactions that did not require concessions, among other factors. If the total consideration payable is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met.
          If an arrangement includes customer acceptance criteria, we defer all revenue from the arrangement until acceptance is received or the acceptance period has lapsed, unless those acceptance criteria only require that the product perform in accordance with the software vendor’s standard published product specifications. If a customer’s obligation to pay us is contingent upon a future event, such as installation or acceptance, we defer all revenue from the arrangement until that event has occurred.
          Our arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. To date, we have no reserve recorded for product returns because such returns have been insignificant.
          Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine the revenue recognition criteria are not met or that VSOE for a certain element of a transaction cannot be determined. In the past, it has not been necessary to adjust reported revenues due to such changes, and we continue to evaluate current conditions that may affect the nature and timing of our revenue recognition.
          Allowance for Doubtful Accounts- We maintain an allowance for doubtful accounts for estimated losses which may result from the inability of customers to pay for purchased products and services or for disputes that affect the ability to fully collect accounts receivable. We estimate this allowance by reviewing the status of past-due accounts and consideration of general historical bad debt expense. Accounts are considered past due based on the payment terms as stated on the invoice. Actual experience has not varied significantly from estimates; however, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to pay for products or services, there may be a need to record additional allowances in future periods. To mitigate this risk, we perform ongoing credit evaluations of our customers.
          Income Taxes-The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.
          In addition to taxes paid to the U.S. federal government and U.S. state taxes, we pay taxes in foreign jurisdictions including Canada, Australia, Malaysia and Singapore. Our effective tax rate may be materially impacted by the amount of income taxes associated with these foreign earnings, which are taxed at rates different from that of the U.S. federal statutory tax rate, as well as the timing and extent of the realization of deferred tax assets, changes in tax law and potential acquisitions. Further, our tax rates may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlement of tax audits and assessments, acquisitions of other companies, and changes in generally accepted accounting principles (“GAAP”) or other events.
          At June 30, 2010, the Company had federal net operating loss carryforwards totaling approximately $27.8 million, which expire between the date of this Transition Report and 2029. We established a full valuation allowance against our net deferred tax assets, which includes these loss carryforwards, as we believe that it is more likely than not that the tax assets will not be realized prior to their expiration.
          Recoverability of goodwill and purchased intangible assets- We account for goodwill and other intangibles under ASC 350 (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets). ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Management considers the Company to be two reporting units and we perform the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the reporting unit’s fair value below its carrying value could require us to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss. Our analysis of the recoverability of our goodwill and intangible assets as of June 30, 2010 determined that there was no evidence of impairment.
Results of Operations
          The following describes the components of each line item of our consolidated statement of operations.
          Product Sales- Product sales represents fees derived from the resale of packaged design software products.
          Service Revenue- Service revenue represents fees derived from various services offered by the Company, including: training; consulting services; maintenance and support services; and telephone support services.
          Commission Revenue- Commission revenue represents fees derived from the resale of Autodesk’s software support agreements, net of their related costs, and referral fees paid by Autodesk for certain types of customer transactions.
          Cost of Product Sales- Cost of product sales consists of the cost of products purchased from software suppliers or hardware manufacturers as well as the associated shipping and handling costs.
          Cost of Service Revenue- Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, travel, literature, and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs. In addition, cost of service revenue includes amortization expense related to intellectual property recorded in connection with our acquisitions.
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
          Depreciation and Amortization– Depreciation and amortization expenses represent the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, leasehold improvements and acquired intangible assets. Our acquired intangible assets include customer relationships, trademarks and trade names recorded in connection with our acquisitions.
          Restructuring Charges – We enacted a series of actions to right-size our operations, to relocate our corporate headquarters and to reduce overall expenses. As a result of these activities, we incurred severance expenses related to employee terminations as well as charges related to facility closures, all of which has been recorded as restructuring charges in our consolidated statement of operations.
          Impairment of Acquired Intangible Assets – In 2008, we experienced a significant decline in demand for our products and services. We concluded that the decline was not likely to recover in the short term and was an indication that the carrying value of its long-lived intangible assets may not be recoverable. We performed an assessment of the value of our acquired intangible assets, concluding that an impairment existed. Accordingly, a charge of $11.9 million was recorded.
          Impairment of Goodwill – In 2008, as a result of our annual goodwill impairment tests and in light of the then-current market conditions, an impairment charge of $9.2 million was recorded.
          Other Expenses (Income) – Components of other expenses and income include interest expense and recognized foreign exchange gains and losses. Our interest expense includes interest charged on the balances of our term notes, interest charged on our revolving line of credit and interest charges on capital lease agreements. Interest income has not been material and, when earned, has been netted against interest expense. As a result of the recapitalization of Rand Worldwide and the Merger, the Company’s term notes are no longer outstanding and the related interest will cease to accrue.
          Income Tax Expense (Benefit)- We are subject to income tax in numerous jurisdictions worldwide with varying statutory rates, and the use of estimates is required in determining our provision for income taxes. We have established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and temporary differences in certain jurisdictions, including the United States.

Selected Revenue Information for the Eight Months ended June 30, 2010 and 2009 (unaudited)
     The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Eight Months Ended
(Amounts in thousands, except percentages)	June 30,
	2010	2009
		(unaudited)
Revenue
Product sales	51.6%	52.4%
Service revenue	30.7%	33.6%
Commission revenue	17.7%	14.0%

Total revenue	100.0%	100.0%

Cost of revenue
Product sales	34.2%	32.4%
Service revenue	23.2%	28.7%

Total cost of revenue	57.4%	61.2%

Gross profit	42.6%	38.8%

Operating expenses
Selling, general and administrative	47.5%	41.2%
Depreciation and amortization	2.2%	3.0%
Restructuring charges	2.0%	2.6%
Impairment of acquired intangible assets	0.0%	0.0%
Impairment of goodwill	0.0%	0.0%

Total operating expenses	51.7%	46.7%

Loss from operations	(9.2%)	(7.9%)

Other expenses (income)
Interest expense	3.9%	2.8%
Currency exchange losses (gains)	0.2%	0.0%
Other expense (income)	(4.9%)	0.1%

Loss from continuing operations before income taxes	(8.3%)	(10.7%)

Income tax expense (benefit)	0.0%	0.0%

Loss from continuing operations	(8.3%)	(10.7%)

Eight Months ended June 30, 2010 compared to Eight Months ended June 30, 2009 (unaudited)
Revenue

	Eight Months Ended
(Amounts in thousands, except percentages)	June 30,
	2010	2009	% Change
		(unaudited)
Revenue
Product sales	$16,869	$19,584	(13.9%)
Service revenue	10,055	12,551	(19.9%)
Commission revenue	5,786	5,250	10.2%

Total revenue	32,710	37,385	(12.5%)

          Revenue: Total revenue of the eight month period ended June 30, 2010 decreased by $4.7 million (or 12.5%) as compared to the prior fiscal period. The markets served by the Company’s offerings continued to be impacted by the economic recession, which decreased both product and service revenue when compared to the same period of the previous year. In addition, in conjunction with its restructuring activities, the Company exited certain aspects of its RPS consulting business, which reduced service revenue in the eight months ended June 30, 2010. The Company experienced an increase in commission revenue, a result of resale of Autodesk maintenance and support contracts, which we believe was a result of various programs launched by Autodesk to entice the users of their software to update their previously purchased software.
Cost of Revenue

	Eight Months Ended
(Amounts in thousands, except percentages)	June 30,
	2010	2009	% Change
		(unaudited)
Cost of revenue
Product sales	11,199	12,130	(7.7%)
Service revenue	7,592	10,746	(29.4%)

Total cost of revenue	18,791	22,876	(17.9%)

Gross profit	13,919	14,509	(4.1%)

          Cost of Revenue: Total cost of revenue during the eight month period ended June 30, 2010 decreased by $4.1 million or 17.9% as compared to the prior fiscal period. Cost of product sales decreased by $931,000 (or 7.7%), a result of the aforementioned decrease in product revenue, partially offset by increased sales rebates received from Autodesk. Cost of service revenue decreased by $3.1 million or 29.4%, primarily due to reductions in the technical workforce pursuant to our restructuring activities.
          Gross Profit: Our gross margin percentage, which is calculated by dividing gross profit by total revenue, for the eight months ended June 30, 2010, was 42.6%, compared to 38.8% in the prior fiscal period. The improved gross margin was primarily a result of the reduction of costs resulting from our restructuring activities, which improved the gross margin on services revenue from 14.4% to 24.5%. In addition, our commission revenues represented a higher proportion of total revenues resulting in a favorable revenue mix and a higher gross margin.

Operating Expenses

	Eight Months Ended
(Amounts in thousands, except percentages)	June 30,
	2010	2009	% Change
		(unaudited)
Operating expenses
Selling, general and administrative	15,529	15,401	0.8%
Depreciation and amortization	733	1,105	(33.7%)
Restructuring charges	665	957	(30.5%)
Impairment of acquired intangible assets	-	-	0.0%
Impairment of goodwill	-	-	0.0%

Total operating expenses	16,927	17,463	(3.1%)

          Selling, General and Administrative Expenses: Selling, general and administrative expenses during the eight month period ended June 30, 2010 increased $128,000 (or 0.8%) when compared to the same period of the previous year. In the eight months ended June 30, 2010, we incurred a $350,000 charge in relation to the settlement of an outstanding legal matter, the impact of which was partially offset by reduced compensation expense, a result of savings realized from reductions in workforce pursuant to our restructuring.
          Depreciation and Amortization: Depreciation and amortization during the eight month period ended June 30, 2010 decreased $372,000 (or 33.7%) when compared to the same period of the previous year. The decrease was a result of reduced amortization charges related to our acquired customer relationships. Our amortization methodology for that intangible asset results in progressively lower charges over its useful life.
          Restructuring Charge: We implemented a series of restructuring activities to right-size our operations, relocate our corporate headquarters from Canada to the United States and to reduce our overall expenses. As a result of these actions, we incurred significant severance-related expenses in both fiscal periods. These expenses, along with a lesser amount of charges related to facility closures, have been classified as restructuring activities in the Company’s statement of operations.

Other Expenses (Income)

(Amounts in thousands)	Eight Months Ended June 30,

	2010	2009	% change
		(unaudited)
Other expenses (income)
Interest expense	$1,260	$1,033	22.0%
Currency exchange gains	51	6	750.0%
Other expense (income)	(1,600)	22	(7372.7%)

Total other expense (income)	$(289)	$1,061	(127.2%)

          Other Expenses (Income): Other expenses (income) includes interest expense arising from the Company’s borrowings and recognized currency gains and losses and other expense (income). Interest expense during the eight month period ended June 30, 2010 increased compared to the prior year period as a result of an increase in the interest rate on amounts outstanding under the Company’s term loan agreements. The Company’s term loan agreements included a clause that retroactively increased the interest rate of the loan from 10% to 12% if the loan remained unpaid as of September 30, 2009. As the Company had approximately $11.2 million of principal outstanding under these term loans as of that date, the clause became effective, contributing to a significant increase in interest expense between the fiscal periods. As a result of the Merger with Avatech, the term loans and our obligations to repay the principal and related interest are no longer outstanding. Interest expense related to the Company’s revolving line of credit, which is still outstanding subsequent to the Merger, was $173,000 and $0, in the eight months ended June 30, 2010 and 2009, respectively.
          In the eight months ended June 30, 2010, the Company sold its 30% ownership interest in Rand North America (“RNA”) for $1.6 million. RNA, a joint venture between the Company and Dassault Systemes S. A. was established in 2004 and had no carrying value. The proceeds from the sale were recorded as “other income” and there were no associated disposal costs.
Income Tax Expense

(Amounts in thousands)	Eight Months Ended June 30,

	2010	2009	% change
		(unaudited)
Income tax expense (benefit)	$35	$20	75.0%

          Income Tax Expense: The Company recorded tax expense of approximately $20,000 during the eight months ended June 30, 2009, primarily related to state income taxes, representing an effective tax rate of less than 1%. In the eight months ended June 30, 2010, we recorded an expense of approximately $35,000, primarily related to state income taxes, representing an effective tax rate of approximately 1%.

Selected Revenue Information for Years Ended October 31, 2009 and 2008
          The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year ended
	October 31,
	2009	2008
Revenue
Product sales	47.9%	56.1%
Service revenue	30.5%	27.4%
Commission revenue	21.6%	16.5%

Total revenue	100.0%	100.0%

Cost of revenue
Product sales	32.3%	38.7%
Service revenue	25.9%	25.1%

Total cost of revenue	58.2%	63.8%

Gross profit	41.8%	36.2%

Operating expenses
Selling, general and administrative	43.1%	36.5%
Depreciation and amortization	2.5%	7.8%
Restructuring charges	3.3%	1.5%
Impairment of acquired intangible assets	0.0%	15.0%
Impairment of goodwill	0.0%	11.7%

Total operating expenses	48.9%	72.5%

Loss from operations	(7.1%)	(36.3%)

Other expenses (income)
Interest expense	3.8%	1.8%
Currency exchange losses (gains)	(0.1%)	(0.3%)
Other expense (income)	0.0%	0.1%

Loss from continuing operations before income taxes	(10.8%)	(37.9%)

Income tax expense (benefit)	(0.7%)	0.1%

Loss from continuing operations	(10.2%)	(38.0%)

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008
Revenue

	Year ended
(Amounts in thousands, except percentages)	October 31,
	2009	2008	% Change
Revenue
Product sales	$25,522	$44,385	(42.5%)
Service revenue	16,236	21,700	(25.2%)
Commission revenue	11,505	13,083	(12.1%)

Total revenue	53,263	79,168	(32.7%)

          Revenue: During 2008 and 2009, the Company experienced a significant decline in all sources of revenue as a result of the economic recessions impacting both the United States and Canada. Our product and service offerings are primarily marketed to customers in the manufacturing and engineering industries. As a result of the recession, the buying behavior of customers in these industries was significantly curtailed relative to periods prior to 2008. These factors contributed to a $25.9 million (or 32.7%) decrease in total revenue in 2009 compared to 2008, which included an $18.9 million decrease in product revenue, a $5.5 million decrease in service revenue and a $1.6 million decrease in commission revenue.
Cost of Revenue

	Year ended
(Amounts in thousands, except percentages)	October 31,
	2009	2008	% Change
Cost of revenue
Product sales	17,199	30,653	(43.9%)
Service revenue	13,802	19,832	(30.4%)

Total cost of revenue	31,001	50,485	(38.6%)

          Cost of Revenue: Total cost of revenue decreased by $19.5 million (or 38.6%) for the year ended October 31, 2009 as compared to the prior fiscal year. Cost of product sales decreased by $13.5 million (or 43.9%), a result of the aforementioned decrease in product revenue. Cost of service revenue decreased by $6.0 million (or 30.4%), primarily due to our reductions in the technical workforce that occurred during the period pursuant to our restructuring activities.
          Gross Profit: Our gross margin percentage for fiscal 2009 was 41.8%, compared to 36.2% in 2008. The improved gross margin was primarily a result of the effect of the reduction of costs resulting from our restructuring activities, which improved the gross margin on services revenue from 8.6% in 2008 to 15.0% in 2009. In addition, our commission revenues represented a higher proportion of total revenues resulting in a favorable revenue mix and a higher gross margin.

Operating Expenses

(Amounts in thousands)	Year ended October 31,

	2009	2008	% change
Operating expenses
Selling, General and Administrative	$22,942	$28,915	(20.7%)
Depreciation and Amortization	1,333	6,205	(78.5%)
Restructuring Charge	1,740	1,166	49.2%
Impairment of Acquired Intangible Assets	-	11,914	(100.0%)
Impairment of Goodwill	-	9,235	(100.0%)

Total Operating Expenses	$26,015	$57,435	(54.7%)

          Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $6.0 million (or 20.7%) when compared to the previous year. The decrease was due to reduced compensation expense, a result of savings realized from reductions in workforce pursuant to our restructuring activities as well as a result of reduced sales-related variable compensation. In 2009, we migrated most of the Company’s corporate headquarters and administrative functions from Canada to the United States, which, for a period of time, resulted in duplicative staff and costs. We estimate that these duplicative items resulted in $1.3 million of expenses in 2009.
           Depreciation and Amortization: Depreciation and amortization decreased $4.9 million (or 78.5%) when compared to the previous year. Our periodic amortization charge decreased a result of the reduction in carrying value of our acquired intangible assets resulting from the 2008 impairment charge.
          Restructuring Charges: We implemented a series of restructuring activities to right-size our operations, relocate our corporate headquarters from Canada to the United States and to reduce our overall expenses. As a result of these actions, our headcount was reduced by approximately 150 employees and we incurred significant severance-related expenses. These expenses, along with a lesser amount of charges related to facility closures, have been classified as restructuring activities in the Company’s statement of operations.
Other Expenses (Income)

(Amounts in thousands)	Year ended October 31,

	2009	2008	% change
Other expenses (income)
Interest expense	$2,049	$1,409	45.4%
Currency exchange gains	(40)	(227)	(82.4%)
Other expense	-	40	(100.0%)

Total other expense (income)	$2,009	$1,222	64.4%

          Other Expenses (Income): Other expense (income) includes interest expense arising from the Company’s borrowings and recognized foreign exchange gains and losses. The increase in other expense (income) is a result of an increase in the interest rate on amounts outstanding under the Company’s term loan agreements. The Company’s term loan agreement included a clause that retroactively increased the interest rate of the loan from 10% to 12% if the loan remained unpaid as of September 30, 2009. As the Company had approximately $11.1 million of principal outstanding under these term loans, the clause became effective, contributing to a significant increase in interest expense in 2009. As a result of the Merger with Avatech, the term loans and our obligations to repay the principal and related interest are no longer outstanding. Interest expense related to the Company’s revolving line of credit, which is still outstanding subsequent to the Merger, was $47,000 and $0, in fiscal 2009 and 2008, respectively.

Income Tax Expense (Benefit)

(Amounts in thousands)	Year ended October 31,

	2009	2008	% change
Income tax expense (benefit)	$(348)	$95	(466.3%)

          Income Tax Expense (Benefit): The Company recorded tax expense of $95,000 during 2008, primarily related to state income taxes, representing an effective tax rate of less than 1%. In 2009, we recorded a benefit of $348,000, primarily a result of the utilization of net operating losses to offset the gain related to the sale of our investment in Sigmetrix, representing an effective tax rate of (6%).
Liquidity and Capital Resources
          Historically, the Company has financed its operations and met its capital expenditure requirements through cash flows provided by borrowings under short-term and long-term debt arrangements, and proceeds received from the divestitures of certain businesses and the sale of an investment in a minority-owned entity.
          The Company was formed in August 2007 and was later capitalized on October 31, 2007 and November 1, 2007 with an aggregate investment of $44.5 million by the Stockholder in exchange for redeemable preferred stock with a purchase price of $31.0 million and term notes with a $13.5 million principal amount. Immediately thereafter, the Company acquired all of the outstanding shares of Rand A Technology Corporation, a publicly traded Canadian corporation, for $44.5 million. That business combination created a new basis of accounting for Rand A Technology, which has been reflected as of November 1, 2007 in the Company’s consolidated financial statements.
          Since then, the Company has made a number of modifications to its term notes. In 2008 and 2009, additional borrowings of $5.6 million were made by the Company from the Stockholder to finance its operations and its various restructuring activities. In August 2009, the Company repaid $4.7 million of term note principal and accrued interest to the Stockholder. As of June 30, 2010, the carrying value of these term notes was $12.6 million inclusive of both principal and interest; however, as described below, these term notes are no longer outstanding as a result of the Merger.
          In August 2010, the holders of the Company’s common stock, redeemable preferred stock and term notes converted and exchanged their respective securities for membership interests in RWWI, which at the time was a subsidiary of the Company. At the time of this conversion and exchange, the carrying value of the redeemable preferred stock was $38.1 million, representing its then-current redemption amount, and the carrying value of the term notes was $12.8 million, inclusive of both principal and interest. RWWI therefore became the sole stockholder of the Company. Immediately thereafter, all of RWWI’s ownership in the Company was exchanged for shares of Avatech common stock, and the Company was merged into a subsidiary of Avatech, completing the Merger transaction. As a result of all such transactions: the Company’s common stock, redeemable preferred stock and term notes and all the related financial obligations thereunder are no longer outstanding; the operations of the Company continue as a subsidiary of Avatech; and RWWI is a controlling shareholder of Avatech but not part of the ongoing Avatech consolidated reporting entity.
          The Company maintains a $12.5 million revolving credit facility, which includes a $500,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank (the “Credit Facility”). The Credit Facility is provided pursuant to a Revolving Credit and Security Agreement dated as of August 14, 2009 and amended on January 22, 2010, July 23, 2010 and August 17, 2010 (as amended, the “Credit Agreement”). A portion of the Credit Facility is guaranteed by the Stockholder (the “Stockholder Guaranties”). The Stockholder Guaranties provide for a guaranty of $2.5 million of the Credit Facility, which represents the amount of the “Permitted Overadvance” as defined by the Credit Agreement. Beginning on February 1, 2011, and on the first day of each May, August, November and February thereafter, the Permitted Overadvance and the collective amount of the Credit Facility guaranteed by the Stockholder is reduced by approximately $357,000, until the amount reaches $0. As of June 30, 2010, the Company had $3.3 million outstanding under the Credit Facility, which is used to finance day-to-day operations.

          The Credit Facility has a term of three years, and matures on August 13, 2012. Amounts borrowed under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by reference to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 3.00% to 3.75% or (ii) the bank’s “Alternate Base Rate”, which is determine by reference to the base commercial lending rate of the bank as publicly announced to be in effect from time to time, the federal funds open rate, or the daily LIBOR plus an applicable margin ranging from 2.25% to 3.00%. The applicable margin is determined based on the ratio of (a) Earnings before interest, tax, depreciation, and amortization (“EBITDA”), minus unfunded capital expenditures made during such period, minus distributions (including tax distributions made during such period) and dividends, minus cash taxes paid during such period to (b) all cash payments in respect of indebtedness (other than repayments of advances under the Credit Facility (the “Fixed Charge Coverage Ratio”). The ratio described above is measured at each fiscal quarter end, and is calculated based on the financial results of certain of the Company’s subsidiaries for the nine month period ending October 31, 2010, and for each fiscal quarter thereafter, on a rolling four quarter basis. All amounts outstanding under the revolving loan will be due and payable upon the earlier of August 13, 2012 or the acceleration of the loan upon an event of default, as described below.
          The Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional debt, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks and other fundamental changes. In addition, the Credit Agreement contains financial covenants by certain subsidiaries of the Company that impose a minimum Fixed Charge Coverage Ratio.
          The Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, misrepresentation, breach of covenants and bankruptcy. Upon an event of default, the interest rate on all outstanding obligations will be increased and the bank may accelerate payment of all outstanding loans and may terminate the lenders’ commitments. Upon the occurrence of an event of default relating to insolvency, bankruptcy or receivership, the lender commitments will be automatically terminated and the amounts outstanding under the Credit Facility will become payable immediately.
          Avatech also has a credit facility with the same bank, and the Credit Agreement also contains a covenant requiring that both companies’ facilities be amended, restated and consolidated into one agreement or such other agreements reasonably acceptable to the bank by December 15, 2010.
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
          In the eight months ended June 30, 2010, operating activities of the Company’s continuing operations consumed $37,000 of cash, compared to $6.8 million for the twelve months ended October 31, 2009, the reduction was primarily a result of operating spending savings realized as a result of our various restructuring activities. Collections of trade accounts receivable and receivables due from related parties generated $3.5 million of cash, which was offset by an $842,000 decrease in deferred revenue and a $348,000 reduction in income taxes payable. In the eight months ended June 30, 2010, investing activities generated $698,000 of cash, a result of the sale of our ownership interest in Rand North America, a joint-venture between the Company and Dassault. Financing activities in the eight months ended June 30, 2010 consumed $741,000 of cash, representing the net activity under the Company’s line of credit which is used to fund day-to-day operations.
          The Company entered into a Value Added Reseller Agreement with Autodesk effective February 1, 2010 for an initial term of twelve months that will automatically renew on an annual basis for two additional twelve month periods. The agreement designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.
Off Balance Sheet Transactions
The Company is not party to any off-balance sheet transactions as defined in Item 303 of the SEC’s Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          None.

ITEM 9(A).	CONTROLS AND PROCEDURES
The disclosure contained in Part II, Item 9(A) of the FY2010 Form 10-K is incorporated herein by reference.
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of Rand Worldwide’s disclosure controls and procedures as of June 30, 2010, that Rand Worldwide’s disclosure controls and procedures were effective as of June 30, 2010. It should be noted that Rand Worldwide did not have a class of securities registered under the Securities Exchange Act of 1934 during the transition period, so its controls did not address any requirement to file reports under that Act but focused primarily on financial reporting requirements.
Management’s Annual Report on Internal Control over Financial Reporting
Management of Rand Worldwide is responsible for establishing and maintaining adequate internal control over financial reporting for Rand Worldwide. Because Rand Worldwide did not have a class of securities registered under the Securities Exchange Act of 1934 as of June 30, 2010 and was, therefore, not subject to Rule 13a-15 under that Act, its internal control over financial reporting was not established with a view to evaluation under a control framework complying in all respects with Rule 13a-15(c). The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Rand Worldwide’s internal control over financial reporting as of June 30, 2010. This evaluation focused on the principal risks for misstatement of the financial statements and assessed the adequacy of the controls in place to address those risks, including reviewing the available evidence of the operation of such controls. Based on its evaluation, management concluded that Rand Worldwide’s internal control over financial reporting was effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
During the transition period, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Disclosure contained in the Proxy Statement relating to directors, executive officers and corporate governance of the Registrant is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The disclosure contained in the Proxy Statement relating to executive compensation of the Registrant is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure contained in the Proxy Statement relating to security ownership of the Registrant and the other matters is incorporated herein by reference.
We note that on October 12, 2010, the group of stockholders identified in the Beneficial Ownership table of the Proxy Statement as “Group per Schedule 13D/A filing as filed on April 27, 2010” filed an amendment to Schedule 13D indicating that it no longer is acting as a “group” within the meaning of Regulation 13d, as amended, and that the members of such group have agreed not to take any further actions as such a “group”, in whole or in part, in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure contained in the Proxy Statement and the Form 8-K relating to transactions and relationships with related persons of the Registrant is incorporated herein by reference.
For information regarding related party transactions and relationships occurring or existing prior to the Acquisition, please refer to the disclosure included in Note 10 to the Notes to Consolidated Financial Statements included in this Transition Report, which is incorporated into this Item 13 by reference.

ITEM 14.	Principal Accountant Fees and Services
The disclosure contained under the heading Accounting Fees and Services of the Proxy Statement relating to accounting fees and services of the Registrant is incorporated herein by reference.

	11/1/09 - 6/30/10	11/1/08 - 10/31/09	11/1/07 - 10/31/08

Audit Fees	$245,000	$281,000	$286,000

Audit-Related Fees	188,000	12,000	12,000

Tax Fees	18,000	127,000	136,000

All Other Fees	2,000	2,000	2,000

Total Fees	$453,000	$422,000	$436,000

Audit Fees: Total fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the audits of Rand Worldwide’s consolidated financial statements included in our Annual Reports on Form 10-K and Form 8-K/A for the period ended June 30, 2010 and years ended October 31, 2009 and 2008 were $245,000, $281,000 and $286,000, respectively.
Audit-Related Fees: Total fees for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements for the period ended June 30, 2010 and years ended October 31, 2009 and 2008 were $188,000, $12,000 and $12,000, respectively. All of the services described in this paragraph were pre-approved by the Audit Committee.
Tax Fees: Total fees for professional services rendered by PricewaterhouseCoopers LLP in connection with tax compliance and advisory services for the period ended June 30, 2010 and years ended October 31, 2009 and 2008 were $18,000, $127,000 and $136,000, respectively. These fees include professional services provided in connection with compliance services. All of the services described in this paragraph were pre-approved by the Audit Committee.
All Other Fees: All other fees include charges related to accounting software licenses.
Approval of Independent Auditor Services and Fees
     The Audit Committee reviews all fees charged by our independent registered public accounting firm, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by our independent registered public accounting firm and fees charged.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Transition Report:
(1)
Financial Statements: The consolidated balance sheets of Rand Worldwide and its Subsidiaries as of June 30, 2010; October 31, 2009 and October 31, 2008 and the related consolidated statements of operations, redeemable preferred stock, stockholders’ deficit and cash flows for the transition period and the years ended October 31, 2008 and 2009 are filed herewith.

(2)	Financial Statement Schedules: Financial Statement Schedules have been omitted because the information required to be set forth therein is shown in the Notes to the Consolidated Financial Statements.

(3)
Exhibits: The exhibits filed or furnished with this transition report are listed in the Exhibit Index that immediately follows the Notes to the Consolidated Financial Statements presented elsewhere in this report, which list is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.1(vi) of the Annual Report on Form 10-k filed by Avatech Solutions, Inc. on September 28, 2010)

3.1(vii)	Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4*	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5*	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6*	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8*	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9*	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.10*	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated August 17, 2010 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.11*	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.12*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.14	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.15	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.16	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.17	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.18	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.19	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.20	Autodesk Authorized Value Added Reseller Agreement between Avatech Solutions Subsidiary, Inc. and Autodesk, Inc, dated February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 17, 2010)

10.21	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

10.22	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.23	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010

(incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.24	Autodesk Authorized Value Added Reseller Agreement between Rand Imaginit Technologies, Inc. and Autodesk, Inc, dated February 1, 2010 (filed herewith)

10.25	Revolving Credit and Security Agreement among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc., dated August 14, 2009 (filed herewith)

10.26	First Amendment to Revolving Credit and Security Agreement by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc., dated January 22, 2010 (filed herewith)

10.27	Second Amendment to Revolving Credit and Security Agreement by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc., dated July 23, 2010 (filed herewith)

10.28	Third Amendment to Revolving Credit and Security Agreement by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc., dated July 23, 2010 (filed herewith)

13.1	Those portions of the Annual Report on Form 10-K of Avatech Solutions, Inc. for the fiscal year ended June 30, 2010 filed on September 28, 2010 that are incorporated by reference into Part I, Items 1 and 2 and Part II, Items 5, 7 and 9(A) of this Transition Report, respectively.

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers, LLP (filed herewith)

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer of Avatech or Rand Worldwide participates.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVATECH SOLUTIONS, INC.
Date: November 15, 2010	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Charpie	By:	/s/ George M. Davis

	Richard A. Charpie Director		George M. Davis Director
	November 15, 2010		November 15, 2010

By:	/s/ Marc L. Dulude	By:	/s/ Eugene J. Fischer

	Marc L. Dulude Director and Chief Executive Officer		Eugene J. Fischer Director
	November 15, 2010		November 15, 2010

By:	/s/ Suzanne E. MacCormack	By:	/s/ Lawrence Rychlak

	Suzanne E. MacCormack Director		Lawrence Rychlak President and Chief Financial Officer
	November 15, 2010		(Principal Financial and Accounting Officer)
November 15, 2010

By:	/s/ Charles D. Yie

Charles D. Yie Director
November 15, 2010

INDEX TO RAND WORLDWIDE INC. AND SUBSIDIARIES FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of October 31, 2008 and 2009 and June 30, 2010	F-2

Consolidated Statements of Operations for the years ended October 31, 2008 and 2009 and the eight months ended June 30, 2010	F-3

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Deficit for the years ended October 31, 2008 and 2009 and eight months ended June 30, 2010	F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2008 and 2009 and the eight months ended June 30, 2010	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Rand Worldwide, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable preferred stock and shareholders’ deficit, and cash flows present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and its subsidiaries at June 30, 2010, October 31, 2009 and 2008 and the results of their operations and their cash flows for the eight months ended June 30, 2010 and the years ended October 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/S/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 15, 2010

Rand Worldwide, Inc.
Consolidated Balance Sheets

			As of
(Amounts in thousands, except share data)	As of October 31,		June 30,
	2008	2009	2010

Assets
Current assets
Cash and cash equivalents	$4,736	$1,168	$1,198
Accounts receivable, net of allowance for doubtful accounts of $363, $215 and $390, at October 31, 2008, 2009 and June 30, 2010, respectively	12,141	10,358	8,203
Accounts receivable from related parties (Note 10)	1,209	627	-
Other receivables	249	318	433
Inventory	658	106	152
Prepaid expenses and other current assets	1,295	1,129	1,030

Total current assets	20,288	13,706	11,016
Property and equipment, net (Note 6)	1,727	1,364	1,823
Acquired intangible assets (Note 4)	3,200	2,207	1,638
Goodwill (Note 5)	7,023	7,201	7,232
Other long-term assets	136	441	406

Total assets	$32,374	$24,919	$22,115

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities
Revolving line of credit (Note 11)	$-	$4,026	$3,325
Accounts payable	6,578	5,828	6,307
Accrued liabilities (Note 7)	5,392	3,416	3,684
Income taxes payable (Note 9)	588	381	34
Customer advance payments	175	63	103
Deferred revenue	4,696	3,391	2,479
Due to related parties, current portion (Note 10)	7,046	3,540	6,576
Capital lease obligations, current portion	45	50	55

Total current liabilities	24,520	20,695	22,563

Due to related parties, net of debt discount of $215, $162 and $126, at October 31, 2008, 2009 and June 30, 2010, respectively (Note 10)	8,815	8,066	6,061
Capital lease obligations	70	74	35
Other long-term liabilities	233	160	114

Total liabilities	33,638	28,995	28,773

Commitments and contingencies (Note 12)

Series A redeemable preferred stock, $0.001 par value;
31,858,922 shares authorized; 31,000,000 shares issued and outstanding; liquidation preference of $33,480, $36,158 and $38,086, at October 31, 2008, 2009 and June 30, 2010, respectively	33,480	36,158	38,086

Shareholders’ deficit
Common stock, $0.001 par value; 11,010,000 shares authorized; 9,500,000 shares issued and outstanding at October 31, 2008, 2009 and June 30, 2010, respectively	10	10	10
Accumulated deficit	(34,880)	(40,879)	(45,528)
Accumulated other comprehensive income	126	635	774

Total shareholders’ deficit	(34,744)	(40,234)	(44,744)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$32,374	$24,919	$22,115

The accompanying notes are an integral part of these consolidated financial statements.

Rand Worldwide, Inc.
Consolidated Statements of Operations

(Amounts in thousands, except per share data)

			Eight
			months
	Year ended		ended
	October 31,		June 30,
	2008	2009	2010
Revenue
Product sales	$44,385	$25,522	$16,869
Service revenue	21,700	16,236	10,055
Commission revenue	13,083	11,505	5,786

Total revenue	79,168	53,263	32,710

Cost of revenue
Product sales	30,653	17,199	11,199
Service revenue	19,832	13,802	7,592

Total cost of revenue	50,485	31,001	18,791

Gross profit	28,683	22,262	13,919

Operating expenses
Selling, general and administrative	28,915	22,942	15,529
Depreciation and amortization	6,205	1,333	733
Restructuring charges (Note 8)	1,166	1,740	665
Impairment of acquired intangible assets (Note 4)	11,914	-	-
Impairment of goodwill (Note 5)	9,235	-	-

Total operating expenses	57,435	26,015	16,927

Loss from operations	(28,752)	(3,753)	(3,008)

Other expenses (income)
Interest expense	1,409	2,049	1,260
Currency exchange losses (gains)	(227)	(40)	51
Other expense (income)	40	-	(1,600)

Loss from continuing operations before income taxes	(29,974)	(5,762)	(2,719)

Income tax expense (benefit)	95	(348)	35

Loss from continuing operations	(30,069)	(5,414)	(2,754)

Loss from discontinued operations, net of tax of $83, $0 and $0, respectively (Note 17)	(920)	(860)	-
Gain (loss) on sale or disposition of discontinued operations, net of tax of $0, $380 and $0, respectively (Note 17)	(1,342)	2,914	-

Net loss	$(32,331)	$(3,360)	$(2,754)

Net loss from continuing operations	$(30,069)	$(5,414)	$(2,754)
Accretion of dividends and issuance costs on Series A Preferred Stock	(2,667)	(2,678)	(1,928)

Net loss from continuing operations available to common stock holders	$(32,736)	$(8,092)	$(4,682)

Basic and diluted net loss per common share from continuing operations	$(3.52)	$(0.85)	$(0.49)
Basic and diluted net income (loss) per common share from discontinued operations	(0.24)	0.22	-

Basic and diluted net loss per common share	$(3.76)	$(0.63)	$(0.49)

Diluted net loss per common share from continuing operations	$(3.52)	$(0.85)	$(0.49)
Diluted net loss per common share from discontinued operations	(0.24)	0.22	-

Diluted net loss per common share	$(3.76)	$(0.63)	$(0.49)

Weighted average shares used in computing losses per common share:

Basic	9,313	9,500	9,500
Diluted	9,313	9,500	9,500
The accompanying notes are an integral part of these consolidated financial statements.

Rand Worldwide, Inc.
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Deficit

(Amounts in thousands, except share data)
						Accumulated
	Series A					Other
	Redeemable Preferred				Additional	Compre-		Total	Compre-
	Stock		Common Stock		Paid-in	hensive	Accumulated	Shareholders’	hensive
	Shares	Amount	Shares	Par value	Capital	Income	Deficit	Deficit	Loss

Balance at October 31, 2007	31,000,000	$30,813	8,500,000	$9	$-	$-	$(9)	$-

Issuance of fully vested common stock to consultants and others			1,000,000	1	121			122
Share-based compensation for awards granted to employees					6			6

Accretion of dividends and issuance costs on Series A preferred stock		2,667			(127)		(2,540)	(2,667)
Comprehensive loss:
Net loss							(32,331)	(32,331)	$(32,331)
Foreign currency translation adjustment						126		126	126

Comprehensive loss									$(32,205)

Balance at October 31, 2008	31,000,000	33,480	9,500,000	10	-	126	(34,880)	(34,744)

Share-based compensation for awards granted to employees					39			39
Accretion of dividends on Series A preferred stock		2,678			(39)		(2,639)	(2,678)
Comprehensive loss:
Net loss							(3,360)	(3,360)	$(3,360)
Foreign currency translation adjustment						509		509	509

Comprehensive loss									$(2,851)

Balance at October 31, 2009	31,000,000	36,158	9,500,000	10	-	635	(40,879)	(40,234)

Share-based compensation for awards granted to employees					33			33
Accretion of dividends on Series A preferred stock		1,928			(33)		(1,895)	(1,928)
Comprehensive loss:
Net loss							(2,754)	(2,754)	$(2,754)
Foreign currency translation adjustment						139		139	139

Comprehensive loss									$(2,615)

Balance at June 30, 2010	31,000,000	$38,086	9,500,000	$10	$-	$774	$(45,528)	$(44,744)

The accompanying notes are an integral part of these consolidated financial statements.

Rand Worldwide, Inc.
Consolidated Statements of Cash Flows

			Eight months
	Years Ended October 31,		ended June 30,
(Amounts in thousands)	2008	2009	2010

Cash flows from operating activities
Net loss	$(32,331)	$(3,360)	$(2,754)
Loss from discontinued operations	(920)	(860)	-
Gain (loss) on sale or disposition of discontinued operations	(1,342)	2,914	-

Loss from continuing operations	(30,069)	(5,414)	(2,754)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities
Amortization of acquired intangible assets	5,310	993	569
Depreciation of property and equipment	1,336	781	457
Impairment of acquired intangible assets and goodwill	21,149	-	-
Share-based compensation	128	39	33
Provision for doubtful accounts	92	14	238
Non-cash portion of restructuring charge	161	-	-
Loss on dispostion of equity-method investments	40	-	-
Gain on sale of investment	-	-	(1,600)
Changes in operating assets and liabilities, net of acquisition and divestitures
Accounts receivable, including amounts due from related parties	826	1,648	2,475
Inventory	1,369	558	(88)
Prepaid expenses, other receivables and other assets	26	(470)	245
Accounts payable, accrued and other liabilities	(3,681)	(3,892)	558
Income taxes payable	20	(208)	(348)
Due to related parties	817	(104)	1,020
Deferred revenue and customer advance payments	2,973	(743)	(842)

Net cash provided by (used in) operating activities of continuing operations	497	(6,798)	(37)
Net cash used in operating activities of discontinued operations	(686)	(854)	-

Net cash used in operating activities	(189)	(7,652)	(37)

Loss from continuing operations before income taxes
Acquisition of Rand A Technology Corporation, net of cash acquired	(38,543)	-	-
Purchases of property and equipment	(711)	(498)	(902)
Proceeds from sale of investment	-	-	1,600

Net cash used in investing activities of continuing operations	(39,254)	(498)	698
Net cash provided by (used in) investing activities of discontinued operations	(184)	2,902	-

Net cash provided by (used in) investing activities	(39,438)	2,404	698

Cash flows from financing activities
Proceeds from issuance of preferred stock	31,000	-	-
Proceeds from issuance of common stock	1	-	-
Proceeds from revolving line of credit	-	16,967	31,549
Repayments on revolving line of credit	-	(12,941)	(32,250)
Proceeds from issuance of notes to related party	17,118	2,000	-
Repayment of notes to related party	(3,336)	(4,653)	-
Increase in (repayment of) obligations under capital leases	(10)	24	(40)

Net cash provided by (used in) financing activities of continuing operations	44,773	1,397	(741)
Net cash provided by financing activities of discontinued operations	404	-	-

Net cash provided by (used in) financing activities	45,177	1,397	(741)

Effect of exchange rate changes on cash from continuing operations	(1,028)	267	110
Effect of exchange rate changes on cash from discontinued operations	214	16	-

Weighted average shares used in computing losses per common share:	4,988	(5,632)	30
Net cash provided by (used in) used in discontinued operations	(252)	2,064	-

Net increase (decrease) in cash and cash equivalents	4,736	(3,568)	30
Cash and cash equivalents, beginning of period	-	4,736	1,168

Cash and cash equivalents, end of period	$4,736	$1,168	$1,198

Supplemental disclosures of cash flow information
Interest paid	$50	$2,316	$240
Income taxes paid	$297	$208	$357

Non-cash investing and financing activities
Property and equipment acquired under capital leases	$155	$13	$-
Accretion of dividends on redeemable preferred stock	$2,480	$2,678	$1,928
Accretion of issuance cost on redeemable preferred stock	$187	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Nature of the Business
Rand Worldwide, Inc. (collectively with its subsidiaries referred to as the “Company”) is a leading provider of design automation solutions to various manufacturing and engineering industries. The Company also specializes in providing value-added services, such as technical support, training, and consulting aimed at improving the design efficiencies of its customers. These solutions and services enable the Company’s customers to enhance their productivity, profitability and overall competitive position.

The Company is organized into two divisions: the IMAGINiT division (“IMAGINiT”) and the Rand Professional Services division (“RPS”). The IMAGINiT division is the largest licensed value-added reseller of Autodesk, Inc. (“Autodesk”) products in North America, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. RPS is a reseller of product lifecycle management (“PLM”) products and a provider of services related to solutions sold by Dassault Systèmes S.A. (“Dassault”), Autonomy PLC. (“Autonomy”) and other software vendors. RPS also sells its own proprietary software products and related services, enhancing its total client solution offerings.

Formation of Rand Worldwide, Inc.
The Company, a corporation registered in the state of Delaware, was formed in August 2007 and was later capitalized on October 31, 2007 and November 1, 2007 with an aggregate investment of $44.5 million by certain limited partnerships of a domestic private investment firm (collectively the “Stockholder”) in exchange for preferred stock with a purchase price of $31.0 million less cost of issuance of $187,000 and notes with a $13.5 million principal amount (Notes 10 and 13). Immediately thereafter, the Company acquired all of the outstanding shares of Rand A Technology Corporation, a publicly traded Canadian corporation, for $44.5 million (Note 3). That business combination created a new basis of accounting for Rand A Technology, which has been reflected as of November 1, 2007 in these consolidated financial statements.

Recapitalization and Merger
On August 17, 2010, the Company was acquired by Avatech Solutions, Inc. (“Avatech”) in a reverse merger transaction (the “Merger”).

Immediately prior to the Merger, the Company was recapitalized. The holders of the common stock, redeemable preferred stock and term notes of the Company exchanged their respective securities for a commensurate number of membership interests in RWWI Holdings LLC (“RWWI”), formerly a subsidiary of the Company. Simultaneously, the Company merged with a subsidiary of RWWI, with the Company being the surviving entity and RWWI being the sole stockholder of the Company. Immediately following, RWWI caused the Company to merge with a subsidiary of Avatech with the Company again being the surviving entity as a subsidiary of Avatech.

In consideration for the Merger, RWWI received shares of Avatech common stock representing approximately 66.1% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 33.9% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech common stock outstanding on a fully diluted basis, the common stock issued to RWWI is equal to approximately 59.3% of the total common equivalent shares as of the date of the Merger. As RWWI acquired more than 50% of the outstanding shares of Avatech common stock, RWWI was deemed, for accounting and SEC reporting purposes to be the continuing reporting entity. As such, the historical financial results of the merged entity will reflect those of RWWI, which are, in substance, those of the Company.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

As a result of all such transactions: the Company’s common stock, its redeemable preferred stock and its term notes are no longer outstanding. The Company has no remaining financial obligations pursuant to these items, including the cumulative dividends related to its formerly outstanding redeemable preferred stock and the unpaid interest related to its formerly outstanding term notes. The operations of the Company continue as a subsidiary of Avatech and RWWI is a controlling shareholder of Avatech but not part of the ongoing Avatech consolidated reporting entity.

Basis of Presentation
Effective with the Merger, the Company elected to change its fiscal year end from October 31 to June 30. References to 2008 and 2009 mean the twelve month periods ended October 31, 2008 and 2009, respectively. References to 2010 mean the eight-month period ended June 30, 2010.

On February 12, 2008, the Company affected a 10,000-for-1 stock split of its shares of common stock. All references in these consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this stock split.

The accompanying financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing, if needed. The Company has a working capital deficit as of June 30, 2010 and, for its liquidity, relies on a bank revolving credit facility that expires on August 13, 2012 (Note 11). As of September 30, 2010, borrowings against the facility were $3.2 million, with permitted additional borrowings of $2.6 million. In conjunction with its merger with Avatech, the Company is negotiating a revised credit facility with the same bank. Management believes that the Company’s existing cash together with cash generated from future operations and borrowings available under the current or revised revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 2011.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, including those in Canada, Australia, Singapore and Malaysia. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations
During 2008 and 2009, the Company restructured certain of its operations, which included the sale or closure of several subsidiaries. The Company determined these disposed subsidiaries to be discontinued operations under the provisions of Accounting Standards Codification (“ASC”) No. 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with ASC No. 360-10, the Company has determined that its subsidiaries are the lowest level for which the results of operations and cash flows can be clearly distinguished. Any gain or loss resulting from disposal of a subsidiary, together with the results of its operations up to the date of disposal, is reported separately as a discontinued operation. The financial information of a discontinued operation is excluded from the respective captions in the consolidated financial statements and related notes and is reported separately.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates and judgments, including those related to revenue recognition, the valuation of accounts receivable and inventory, the useful lives and realizability of intangible assets and goodwill, contingencies, the fair value of share-based compensation and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from the Company’s estimates.

Revenue Recognition
The Company generates revenue from three principal sources: (i) license fees for packaged software products; (ii) service fees from installation, training and consulting engagements, telephone support contracts, and maintenance and support contracts; and (iii) commission fees from the resale of Autodesk software support agreements and from the referral of customers to Autodesk.

Product Sales

For revenue derived from license fees for packaged software products, the Company follows ASC 985-605 Software-Revenue Recognition and ASC 605-10 Revenue Recognition. The Company recognizes revenue from the sale of software licenses and training materials upon shipment of the products, provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is probable and free of contingencies.

Service Revenue

Revenue from installation, training and consulting services is recognized upon completion of the requested service, which typically occurs within ninety days of receipt of an order. Revenue from telephone support contracts and maintenance and support contracts is recognized ratably over the contract period, which is typically twelve months. Maintenance and support services typically include only telephone and internet-based support, but in limited circumstances include software updates, when and if available, provided by the vendor of the software. Installation and consulting services provided by the Company are not considered essential to the functionality of any software products sold as those services do not alter the functionality or capabilities of the product and could be performed by customers or other vendors.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Commission Revenue

Fees earned from the resale of Autodesk’s software support agreements are reported as commission revenue and presented net of their related costs. For these transactions, the Company considers Autodesk to be the primary obligor in the arrangement as Autodesk has the responsibility of providing the end-customer all the deliverables under the contract, including software upgrades and various support services. As a result, the Company assumes an agency relationship in these transactions, and recognizes the net fee associated with serving as an agent in revenue.

Commissions revenue also includes referral fees paid by Autodesk for certain types of customer transactions, determined based on specified percentages of the amount billed by Autodesk to the referred customer. These referral fees are recorded as revenue in the period earned, based on reporting by Autodesk.

Multiple-Element Arrangements

The Company’s arrangements with its customers typically involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company uses the residual method to recognize revenues from such arrangements with one or more elements that are to be delivered at a future date, provided that evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as installation and software support services, is deferred at date of product shipment and the remaining portion of the total arrangement fee is recognized as revenue. The Company determines vendor-specific objective evidence (“VSOE”) of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. If the fair value of each undelivered element in a multiple-element arrangement cannot be determined based on VSOE, all revenue under the arrangement is deferred until those undelivered elements are later delivered or until such time as the only remaining undelivered element is software support, at which time total revenue is recognized ratably over the remaining software support period.

Fixed or Determinable Fee

Management assesses whether the total fee payable to the Company for the order is fixed or determinable and free of contingencies at the time of delivery. Management considers the payment terms of the transaction, including whether the terms are extended, and its collection experience in similar transactions that did not require concessions, among other factors. If the total consideration payable to the Company is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met.

Customer Acceptance Criteria

If an arrangement includes customer acceptance criteria, the Company defers all revenue from the arrangement until acceptance is received or the acceptance period has lapsed, unless those acceptance criteria only require that the product perform in accordance with the software vendor’s standard published product specifications. If a customer’s obligation to pay the Company is contingent upon a future event, such as installation or acceptance, the Company defers all revenue from the arrangement until that event has occurred.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Deferred Revenue

Deferred product revenue is comprised of amounts that have been invoiced to customers upon delivery of a product, but are not yet recognizable as revenue because one or more of the conditions required for revenue recognition have not yet been met. Deferred service revenue represents amounts invoiced to customers for telephone support contracts or maintenance and support contracts, which are recognized ratably as revenue over the term of the arrangements, or for installation or training services that have not yet been provided.

Product Returns

The Company’s arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. As of October 31, 2008 and 2009 and June 30, 2010, the Company had no reserve recorded for product returns because such returns have been insignificant.

Shipping and Handling Fees

The Company records as revenue any amounts billed to customers for shipping and handling costs and records as cost of revenue its actual shipping costs incurred.

Cost of Revenue

Cost of product revenue consists of the cost of purchasing products from software suppliers as well as any associated shipping and handling costs. Cost of service revenue includes the direct costs and personnel costs associated with the implementation of software solutions as well as training, support services, and consulting services provided to customers. These costs include employee compensation, travel, printed materials, and the costs of third-party contractors engaged by the Company.

Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including options and unvested restricted stock. The dilutive effect of options and unvested restricted stock to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period.

Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, if any, which approximates their fair value. At October 31, 2008 and 2009 and June 30, 2010, the Company’s holdings of cash equivalents were not material. In addition, as of that date, the Company had no amounts classified as short-term or long-term investments.

Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company provides credit to customers in the ordinary course of business. The Company performs ongoing evaluations of its customers for potential credit losses, and management believes its credit policies are prudent and reflect industry practices and business risk. The Company does not invest any of its excess cash. Accordingly, the Company believes that its financial instruments are not subject to any material credit or market risk.

Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable,

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

and accounts payable, approximate their fair values due to their short-term maturities. In addition, the carrying value of the Company’s related-party notes approximates their fair values because borrowing costs currently available to the Company approximate those reflected in the related-party debt.

Inventory
Inventory consists of packaged computer software and is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method, and market value represents the lower of replacement cost or estimated net realizable value

Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

Business Combinations
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, software support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

Although the Company believes the assumptions and estimates that have been made in the past are reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to (i) future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technology; (ii) expected costs to develop in-process research and development projects into commercially viable products and the estimated cash flows from the projects; (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and (iv) discount rates used to determine the present value of expected future cash flows. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the purchase price allocations for the Company’s acquisitions, management estimates the fair market value of legal performance commitments to customers, which are classified as deferred revenue.

For a given acquisition, the Company may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, the Company is able to determine the fair value of a pre-acquisition contingency, this amount will be included in the purchase price allocation. If, as of the end of the purchase price allocation period, the Company is unable to determine the fair value of a pre-acquisition contingency, evaluation will be made whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in the Company’s operating results in the period in which the adjustment is determined.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets
The Company accounts for its goodwill and intangible assets in accordance with ASC No. 350-30, Goodwill and Other Intangible Assets (ASC No. 350-30). Goodwill is assessed for impairment at least annually as of October 31, on a segment basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Such events or conditions could include an economic downturn in the industries to which the Company provides products and services; increased competition; an increase in operating or other costs; or the pace of technological improvements. When the Company determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. If the book value of a segment exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Intangible assets other than goodwill are amortized over their estimated useful economic lives and are carried at cost less accumulated amortization. In accordance with ASC No. 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the long-lived assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

Research and Development and Software Development Costs
Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software to be licensed to customers are expensed prior to establishment of technological feasibility and are capitalized thereafter until the product is available for general release to customers. No software development costs have been capitalized to date since costs incurred between the establishment of technological feasibility and the available-for-sale date of the software have been immaterial.

Accounting for Share-Based Compensation
The Company applies ASC No. 718-10, Share-Based Payment, which requires companies to measure the cost of share-based awards to employees based on the grant-date fair value of the award using an option pricing model, and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and recognizes the compensation cost of employee share-based awards in its statement of operations using the straight-line method over the vesting period of the award, net of estimated forfeitures.

The use of the Black-Scholes option pricing model to estimate the fair value of share-based awards requires that the Company make certain assumptions and estimates for required inputs to the model, including (i) the fair value of the Company’s common stock at each grant date, (ii) the expected volatility of the Company’s common stock value based on industry comparisons, (iii) the expected life of the share-based award, (iv) the risk-free interest rate, and (v) the dividend yield, which were considered as follows:

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

			Eight months
	Year ended October 31,		ended June 30,
	2008	2009	2010
Fair value of common stock	$0.31	$0.26	$0.26
Share price volatility	41%	41%	50%
Expected Life	4 years	4 years	4 years
Risk-free interest rate	3.62% to 3.64%	3.00% to 3.62%	3.00% to 3.50%
Dividend yield	0%	0%	0%
Common Stock Fair Value

As there has been no public market for the Company’s common stock historically, the fair value of the Company’s common stock for 2008 and 2009 and the eight-month period ended June 30, 2010 was estimated by considering a number of objective and subjective factors, including peer-group company trading multiples, the amount of preferred stock liquidation preference, the illiquid nature of common stock, the size of the Company and the Company’s lack of historical profitability. At the midpoint of the 2008 and 2009 fiscal years, independent valuations were obtained to provide additional support for estimates of the fair value of the Company’s common stock. Under the probability-weighted expected return method used in that valuation, the fair market value of common stock was estimated based upon an analysis of the future values for the Company, assuming various outcomes. The share value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to the Company as well as the rights of each share class. The possible outcomes considered were a sale of the Company, an initial public offering of the Company’s stock, dissolution, and continued operation as a private company. The resulting values represent the Company’s estimate of fair market value of common stock at that date, which is then reconsidered at each valuation date.

Share Price Volatility

The Company determined the share price volatility for stock options granted in 2008, 2009 and 2010 based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. The expected volatility of options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of each option.

Expected Life of Options, Risk-Free Interest Rate and Dividend Yield

The Company determined the expected life of options based on the period of time that the options are expected to be outstanding until a future liquidity event, such as a sale of the Company or an initial public offering of the Company’s stock. The risk-free interest rate is based on the daily treasury yield curve rate whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield was assumed to be zero.

Non-employee Stock-Based Awards
For stock options granted to non-employees, the Company recognizes compensation expense in accordance ASC No. 718-10, Stock Compensation and ASC No. 505-50, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, which require each such equity award to be recorded at its fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying stock options vest. The Company records compensation expense related to these nonemployee share-based awards in accordance with the expense attribution model as prescribed in ASC No. 718-10.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Redeemable Preferred Stock
The Company accounts for the difference between the initial carrying value of redeemable preferred stock and the redemption amount payable on that stock through recognition of accretion adjustments (including stated unpaid cumulative dividends) over the period from date of issue to the first redemption date, such that the carrying amount of the preferred stock will equal the redemption amount at the redemption date. These increases in carrying value were recorded initially through charges against additional paid-in capital and then to accumulated deficit if the balance of additional paid-in capital is reduced to zero. As the Company’s Series A preferred stock was mandatorily redeemable upon request of the holders of at least a majority of such stock, the carrying value of the Series A preferred stock equals its redemption amount at each balance sheet date (Note 13).

As a result of the Merger, the Company’s redeemable preferred stock is no longer outstanding and the Company has no remaining financial obligations relative to the redeemable preferred stock or its related formerly accruing dividends.

Advertising Costs
Advertising costs are expensed as incurred and consist primarily of promotional expenditures. Advertising costs incurred in 2008, 2009 and the eight-month period ending June 30, 2010 were immaterial.

Comprehensive Loss
Comprehensive loss is comprised of two components: net loss and foreign currency translation adjustments. In 2008, 2009 and the eight-month period ending June 30, 2010, unrealized currency translation gains of $126,000, $509,000 and $139,000 respectively, were recorded in accumulated other comprehensive income within shareholder’s deficit.

Income Taxes
Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against net deferred tax assets is recorded if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for uncertain tax positions in accordance with ASC 740-10 Income Taxes (FIN 48).

Foreign Currency Translation
Assets and liabilities of the Company’s foreign subsidiaries, whose functional currencies are the respective local currencies, are translated into U.S. dollars at the current rates of exchange in effect at the balance sheet dates. Revenues and expenses are translated using the average exchange rates for the period. The resulting translation adjustments are included as a separate component of shareholders’ deficit in the consolidated balance sheets within accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from the re-measurement of monetary assets and liabilities stated in a currency other than the functional currency are included in the Company’s results of operations.

In addition, in 2008, 2009 and 2010, realized currency transaction gains from continuing operations of $227,000 and $40,000, as well as realized currency transaction loss of $51,000, respectively, were recorded in the statement of operations and realized currency translation gains from discontinued operations of $1.4 million, $6,000 and $0 respectively, were recorded in the statement of operations within gain (loss) on sale or disposition of discontinued operations, net of tax.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Investments Accounted for Using the Equity Method
The Company uses the equity method of accounting for its investments in companies in which it owns 50% or less and over which it exercises significant influence. Under this method, the Company includes in net earnings its proportional share of the net earnings or losses of these associated companies, net of any cash distributions or dividends. When net losses from an equity-method investment exceed the carrying value recorded by the Company, the investment balance is maintained at zero and additional losses are not recognized, as the Company is not committed to provide financial support to the investee. The Company resumes accounting for the investment under the equity method when the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during that period that the equity-method loss recognition had been suspended.

Investments in Majority-Owned Entities
In 2008 and for a portion of 2009, the Company held a 60% ownership interest in Sigmetrix L.L.C. (“Sigmetrix”) and an 80% ownership interest in Rand Technologies Singapore PTE Ltd (“Rand Singapore”). The Company consolidated these entities in its financial statements as if it owned 100% of each entity, and did not present minority-interest amounts in its statement of operations and its balance sheet, because these entities were in a net shareholder deficit position and because the minority interest holders were not required to fund the net losses of these entities.

On July 1, 2009, the Company sold its 60% ownership interest in Sigmetrix, to Cybernet Systems Holdings U.S. Inc. (“Cybernet”) for cash consideration of $122,000 and repayment of intercompany accounts payable of $3.1 million. On September 11, 2009, the Company completed the sale of its 80% ownership interest in Rand Singapore to an individual for cash consideration of one Singapore dollar (Note 17).

Leases
Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases are recognized in the statement of operations on a straight-line basis over the term of the lease. Leases in which the Company has substantially all the risk and rewards of ownership are classified as capital leases. Capital leases are recorded at commencement of the lease at the lower of the fair value of the leased property and the present value of the minimum lease payments. Property and equipment acquired under capital leases are depreciated over the shorter of the useful life of the assets and the lease term.

In January 2010, the Company signed a new lease for its head office space for a term of sixty five months, commencing in May 2010, with an annual base rent ranging between $192,000 and $248,000. The lease contains a renewal option for an additional five-year term. The Company does not expect to incur additional obligations as a result of entering into a new lease. The security deposit of $175,000 reduces the amount of the borrowing available to the Company on its revolving line of credit.

As a result of the signed lease, the landlord has made certain leasehold improvements in May 2010 that approximated $175,000. The Company has adopted a policy of recording these incentives as leasehold improvements and amortizing them over the course of the lease

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is set forth in Topic 855 in the Accounting Standards Codification (ASC 855). ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this accounting guidance did not impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through the date these financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC” or the “Codification”). The Codification became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements as well as certain revenue arrangements that include software elements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the 2011 fiscal year. Early adoption is allowed. The adoption of this accounting guidance is not expected to materially impact the Company’s financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosure requirements are effective for fiscal years ending after October 31, 2010. The adoption of this accounting guidance is not expected to materially impact the Company’s financial statements.

On November 1, 2009, the Company adopted ASC 740-10 Income Taxes (“FIN 48”). ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the adoption date for the Company, there were no gross unrecognized tax affected amounts, and there was no impact on the Company as a result of adopting ASC 740-10. We had no adjustments to retained earnings at the adoption of ASC 740-10. The Company records interest and penalties relating to unrecognized tax benefits as part of its income tax expense recorded in the accompanying financial statements. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next twelve months.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

3.	Acquisition of Rand A Technology Corporation
On November 1, 2007, the Company acquired all of the outstanding capital stock of Rand A Technology Corporation (“RATC”) to serve as its primary business. RATC was acquired for cash of $44.5 million plus related transaction costs incurred by the Company of $805,000. No stock options of the Company were issued in connection with the acquisition. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition.

The purchase price allocation for the acquisition of RATC was based on the fair values of assets acquired and liabilities assumed as of November 1, 2007, summarized as follows (in thousands):

Total purchase consideration:
Cash paid	$44,509
Transaction costs	805

Total purchase consideration	$45,314

Allocation of the purchase consideration:
Assets:
Cash	$5,967
Accounts receivable	14,408
Inventory	2,080
Prepaid expenses and other assets	1,814
Due from related parties	1,538
Property and equipment	2,440
Equity-method investments	201
Deferred tax assets	26,976
Valuation allowance related to deferred tax assets	(19,386)
Acquired intangible assets	20,424
Goodwill	16,639

Total assets acquired	73,101

Liabilities:
Accounts payable and accrued liabilities	16,062
Deferred revenue	2,066
Customer advance payments	323
Income taxes payable	568
Other current liabilities	844
Deferred tax liability related to nondeductible acquired intangible assets	7,590
Due to related parties	334

Total liabilities assumed	27,787

Total purchase consideration	$45,314

Identifiable intangible assets acquired consisted of customer relationships, with a value of $17.6 million; trademarks and trade names, with a value of $1.5 million; and intellectual property related to the training business, with a value of $1.3 million. Customer relationship intangibles represent the underlying relationships and agreements with RATC’s customers. Of the amount recorded for customer relationships, $14.7 million related to the Company’s IMAGINiT segment and $2.9 million related to the Company’s RPS segment. Of the amount recorded for trademarks and trade names, $1.2 million related to the IMAGINiT

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

segment and $300,000 related to the RPS segment. Of the amount recorded for intellectual property, $662,000 related to the IMAGINiT segment and $662,000 related to the RPS segment.

Deferred revenue recorded in the acquisition reflects an amount equivalent to the estimated cost plus a reasonable profit margin to fulfill the remaining service obligations of RATC’s software support agreements.

In the acquisition, the Company acquired approximately $27.0 million of net deferred tax assets of RATC, which consisted primarily of net operating loss carryforwards. However, the Company recorded such assets with a full valuation allowance due to the significant uncertainty about whether those deferred tax assets will be realized, particularly due to the Company’s history of losses and limitations that will be imposed on the amount of net operating losses which may be used annually to offset any taxable income the Company may generate in the future. If and when such acquired deferred tax assets are realized, the release of the associated valuation allowance will be recorded as a tax benefit in the consolidated statement of operations, pursuant to new business combination rules effective for the Company as of November 1, 2009. None of the intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with ASC 740-10, Income Taxes, the Company recorded in the purchase accounting a deferred tax liability of $7.6 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill. As a result of recording that deferred tax liability, the Company also reduced the valuation allowance recorded against net deferred tax assets by a corresponding amount. In addition, $14.0 million of the goodwill amount is not deductible for income tax purposes.

This transaction resulted in $16.6 million of purchase price that exceeded the estimated fair values of tangible assets and identifiable intangible assets and liabilities, which was allocated to goodwill. The Company attributes the high amount of goodwill relative to identifiable tangible and intangible assets to its assertion that the implementation of a revised corporate strategy for RATC would be more profitable over the longer-term life of the business than was the strategy that had been employed prior to the acquisition. Of the amount recorded for goodwill in the acquisition, $12.3 million was assigned to the Company’s IMAGINiT segment and $4.4 million was assigned to the Company’s RPS segment. In 2008, the Company recorded a goodwill impairment charge of $9.2 million, including the full impairment of goodwill of the Company’s RPS segment (refer to Note 5).
4.	Acquired Intangible Assets
Acquired intangible assets result from the Company’s acquisition of RATC on November 1, 2007 (Note 3). Customer relationship intangible assets, which represent the underlying relationships and agreements with RATC’s customers, are amortized based upon patterns in which their economic benefits are expected to be realized and over a weighted-average expected life of eight years. Other finite-lived identifiable intangible assets are amortized on a straight-line basis, including trademarks and trade names, which are being amortized over a weighted-average useful life of ten years, and intellectual property related to the training business, which is being amortized over a useful life of three years. The following is a summary of intangible assets acquired, amortization expense and asset impairment charges recorded and the resulting carrying values of the acquired intangible assets (in thousands):

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

2008
	Acquisition value	Amortization			Weighted
	on November 1,	expense for the	Impairment	Net book value at	average life (in
	2007	period	charge recorded	October 31, 2008	years)
Customer relationships	$17,600	$4,719	$11,696	$1,185	8
Trademarks and trade names	1,500	150	218	1,132	10
Intellectual property	1,324	441	-	883	3

	$20,424	$5,310	$11,914	$3,200

2009
		Amortization			Weighted
	Net book value at	expense for the	Impairment	Net book value at	average life (in
	October 31, 2008	period	charge recorded	October 31, 2009	years)
Customer relationships	$1,185	$426	$-	$759	8
Trademarks and trade names	1,132	126	-	1,006	10
Intellectual property	883	441	-	442	3

	$3,200	$993	$-	$2,207

2010
		Amortization			Weighted
	Net book value at	expense for the	Impairment	Net book value at	average life (in
	October 31, 2009	period	charge recorded	June 30, 2010	years)
Customer relationships	$759	$190	$-	$569	8
Trademarks and trade names	1,006	86	-	920	10
Intellectual property	442	293	-	149	3

	$2,207	$569	$-	$1,638

Amortization expense of intellectual property, totaling $441,000 for each of 2008 and 2009 and $293,000 for the eight months ended June 30, 2010, is included as a component of cost of service revenue in the consolidated statement of operations. Amortization expense for all other acquired intangible assets is included in operating expenses in the consolidated statement of operations.

The Company experienced a significant decline in demand for its products and services during the second half of 2008 and concluded that the decline was not anticipated to recover in the short term. As a result, the Company determined that such decline was an indication that the carrying value of its long-lived intangible assets may not be recoverable and, accordingly, conducted recoverability tests in accordance with ASC No. 360-10. The Company performed its assessment at the asset group level, which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. In performing the assessment, when it was determined that the undiscounted cash flows were lower than the carrying value of any asset group, the Company compared the fair value of each long-lived asset to its carrying value.

As a result of performing those tests as of October 31, 2008, the Company recorded an impairment charge totaling $11.9 million in 2008, which reduced the carrying value of intangible assets to $3.2 million, as indicated in the table above. The Company also reassessed the amortization method and remaining amortization period for the assets, and determined that the method utilized was appropriately matching the expected economic benefit of use of the customer relationship asset, and that the overall expected life of the asset was still appropriate.

In the original purchase accounting, total acquired intangible assets recorded for the Company’s IMAGINiT segment were $16.6 million and for the RPS segment were $3.9 million. After the impairment charges and regular amortization expense recorded in 2008, the book value of acquired intangible assets of the IMAGINiT segment were reduced to $2.3 million and the acquired intangible assets of the RPS segment were reduced to $900,000.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Future estimated amortization expense for the acquired intangibles assets remaining as of June 30, 2010 is as follows: $494,000 in fiscal 2011, $268,000 in fiscal 2012, $218,000 in fiscal 2013, $187,000 in fiscal 2014, $166,000 in 2015 and $305,000 thereafter.
5.	Goodwill
The Company typically performs an annual impairment test of its goodwill on October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC No. 350-30 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s segments to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any.

The Company performs its annual goodwill impairment assessment as of June 30, 2010, using the two-step process required by ASC No. 350-30. The Company estimates the fair value of its two segments, IMAGINiT and RPS, using an income approach, which estimates fair value of each segment based upon future cash flows discounted to their present value. If step one of this assessment results in the carrying value of a segment exceeding its fair value, accordingly, the Company performs the second step to determine the implied fair value of goodwill by comparing the fair value of the segment to the aggregate fair value of all the assets and liabilities of the segment. In step two of the impairment analysis, the Company compared the implied fair value of goodwill in the segment to its carrying value.

As a result of performing those tests as of June 30, 2010 and October 31, 2009, there was no impairment. As a result of performing those tests as of October 31, 2008, the Company recorded an impairment charge of $9.2 million, including the full write-down of goodwill of the Company’s RPS segment. Assessing the impairment of goodwill requires the Company to make certain significant assumptions, estimates and judgments, including future revenue, expenses, cash flows and discount rates. The actual results may differ from these assumptions and estimates and it is possible that such differences could have a material impact on the Company’s financial statements. The Company based the valuations of its segments, in part, on its actual historical performance and its estimate of the future performance of the segments. The Company attributes the goodwill impairment that resulted from its assessment in 2008 to the significant decline in demand for its products and services experienced during the second half of 2008, which was not anticipated to recover in the short term.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Carrying values of goodwill were as follows (in thousands):

	Imaginit	RPS
	reporting	reporting
	unit	unit	Total

Goodwill balance at October 31, 2007, gross	$-	$-	$-
Acquisition of Rand A Technology	12,280	4,359	16,639
Impairment charge	(4,876)	(4,359)	(9,235)
Currency translation effects	(381)	-	(381)

Goodwill balance at October 31, 2008, net	$7,023	$-	$7,023

Goodwill balance at October 31, 2008, gross	$12,280	$4,359	$16,639
Accumulated impairment	(4,876)	(4,359)	(9,235)
Currency translation effects	(203)	-	(203)

Goodwill balance at October 31, 2009, net	$7,201	$-	$7,201

Goodwill balance at October 31, 2009, gross	$12,280	$4,359	$16,639
Accumulated impairment	(4,876)	(4,359)	(9,235)
Currency translation effects	(172)	-	(172)

Goodwill balance at June 30, 2010, net	$7,232	$-	$7,232

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	As of October 31,		As of June 30,
	(Years)	2008	2009	2010
Computer and office equipment	3 to 5	$2,610	$2,964	$3,623
Furniture and fixtures	10	269	344	425
Motor vehicles	3	5	5	5
Leasehold improvements	2 to 5	212	201	380

		3,096	3,514	4,433
Less accumulated depreciation and amortization		(1,369)	(2,150)	(2,610)

		$1,727	$1,364	$1,823

Depreciation and amortization expense for both continuing and discontinuing operations in 2008, 2009 and the eight-month period ended June 30, 2010 was $1.3 million, $781,000 and $457,000 respectively. For 2008, 2009 and the eight-month period ended June 30, 2010 the net book value of assets under capital lease obligations was $115,000, $66,000 and $90,000 respectively.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of October 31,		As of June 30,
	2008	2009	2010

Accrued compensation and benefits	$2,361	$1,430	$1,219
Inventory received but not yet invoiced	1,211	196	815
Accrued professional fees	832	653	622
Accrued capital and property taxes	471	304	-
Accrued sales taxes	459	190	-
Accrued marketing expenses	-	314	454
Accrued facilities expenses	-	205	352
Accrued other liabilities	58	124	222

	$5,392	$3,416	$3,684

8.	Restructuring Charges

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC No. 420-10, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting reporting associated with certain exit or disposal activities. Under ASC No. 420-10, costs associated with certain exit or disposal activities are recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The determination of restructuring charges requires management’s judgment and may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. All such judgments and related estimates are reviewed and, if necessary, revised on an annual basis, which may result in adjustments to previously recorded liability accruals.

In 2008, the Company incurred and recorded restructuring charges of $1.2 million, consisting primarily of termination benefits paid to two employees whose positions were eliminated as a result of commencement of a plan to relocate the Company’s corporate headquarters and certain senior management positions from Canada to the United States. Of that charge, $161,000 was a non-cash expense related to the transfer to an employee of shares held of an equity-method investment of the Company and $78,000 was share-based compensation expense related to the issuance of common stock. Of the total restructuring charge, $53,000 was recorded in the RPS segment, and $1.1 million was unallocated. As of October 31, 2008, all of the severance costs had been paid and no restructuring accrual existed in connection with this plan.

In 2009, the Company implemented a series of restructuring actions to right-size its operations, to relocate its corporate headquarters and to reduce expenses. As a result of these activities, the Company reduced its headcount by 126 employees and incurred severance-related expenses of approximately $1.7 million. Of the total restructuring charge, $1.1 million was recorded in the IMAGINiT segment, $79,000 was recorded in the RPS segment, and $577,000 was unallocated. As of October 31, 2009, there were $12,000 of workforce-related unpaid severance costs and $205,000 of accrued restructuring costs related to facility closures, primarily in the IMAGINiT segment.

In 2010, the Company continued to implement certain actions to restructure its operations. During the eight-month period, these actions resulted in the involuntary termination of 31 employees which resulted in

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

severance-related expenses of $616,000 as well as $55,000 in facility lease terminations. Of the total restructuring charge, $70,000 was recorded in the IMAGINiT segment, $562,000 was recorded in the RPS segment, and $33,000 was unallocated.
The following table summarizes the merger and restructuring reserve activity for 2008, 2009 and 2010 respectively (in thousands):

	Year ended	Year ended	Eight months
	October 31,	October	ended June
	2008	31, 2009	30, 2010
Beginning balance	$-	$-	$217
Restructuring charges recorded for employee severance	1,166	1,529	616
Cash payments related to liabilities recorded for employee severance	(1,166)	(1,728)	(344)
Restructuring charges recorded for facility lease terminations	-	211	55
Cash payments	(1,005)	(1,523)	(628)
Settlement of non-cash charges related to restructuring	(161)	-	(6)
Effect of exchange rate changes	-	-	(25)

Ending balance	$-	$217	$229

The ending balance of all such items has been included as a component of accrued liabilities at each balance sheet date.
9.	Income Taxes

The components of losses from continuing operations before income taxes for the years ended October 31, 2008 and 2009 and for the eight month period ended June 30, 2010 were as follows (in thousands):

	Year ended		Eight months ended
	October 31,		June 30,
	2008	2009	2010
Domestic	$(26,571)	$(7,023)	$(2,732)
Foreign	(3,403)	1,261	13

	$(29,974)	$(5,762)	$(2,719)

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

For 2008, 2009 and for the eight month period ended June 30, 2010 the provision for income taxes for continuing operations consisted of the following (in thousands):

			Eight months
	Year ended		ended
	October 31,		June 30,
	2008	2009	2010
Current tax provision (benefit):
Federal	$-	$(394)	$35
State	86	32	-
Foreign	9	14	-

	$95	$(348)	$35

There was no deferred tax provision or benefit recorded in either year.
A reconciliation of the statutory income tax rates to the Company’s effective income tax rates for the years ended October 31, 2008 and 2009 and eight months ended June 30, 2010 was as follows:

	October 31,		June 30,
	2008	2009	2010

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(2.2)	(3.5)	(6.1)
Foreign tax rate and law differential	6.6	(0.5)	-
Nondeductible goodwill impairment	8.2	-	-
Change in valuation allowance	(32.5)	8.4	58.9
Liquidation adjustments	16.7	(1.9)	1.3
Nondeductible expenses	37.7	25.5	(18.8)

Effective income tax rate	0.5%	(6.0)%	1.3%

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax asset and the related valuation allowance were as follows (in thousands):

	October 31,		June 30,
	2008	2009	2010

Net operating loss carryforwards	$16,098	$15,848	$16,259
Expenses not currently deductible	386	311	363
Capital loss carryforwards	-	-	1,610
Accrued expenses	759	504	85
Property and equipment	180	346	442
Intangible assets	500	171	424
Deferred revenue	7	7	4
Translation effects	-	-	399

Total deferred tax assets	17,930	17,187	19,586

Acquired intangible assets not deductible	(1,180)	(610)	(620)

Total deferred tax assets	16,750	16,577	18,966

Valuation allowance	(16,750)	(16,577)	(18,966)

Net deferred tax assets	$-	$-	$-

On November 1, 2009 the Company adopted the provisions of ASC 740-10 Income Taxes (FIN 48). As a result of the implementation, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As of October 31, 2008 and 2009 and June 30, 2010, the Company has U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $17.1 million, $22.8 million and $27.8 million, respectively. Under IRC 382 certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards that may be used in future years. These carryforwards expire between 2009 and 2029. As of October 31, 2008 and 2009 and June 30, 2010, the Company also has foreign net operating loss carryforwards of approximately $31.8 million, $24.7 million and $18.2 million, respectively, available to reduce future taxable income. These carryforwards expire between 2009 and 2028 for some jurisdictions, and for other jurisdictions, the losses may be carried forward indefinitely.

As of October 31, 2008 and 2009 and June 30, 2010, the Company has established a full valuation allowance against the amount of its net deferred tax assets, in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

During 2008 and 2009, the Company disposed of several of its subsidiaries (Note 17). As a result of those dispositions or closures, deferred tax assets of $4.3 million for 2008 and $1. 5 million for 2009 for foreign net operating loss carryforwards recorded in the acquisition of RATC with a full valuation allowance were removed from the accounts as they are no longer available for use by the Company. For the years ended

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

October 31, 2008 and 2009, the income tax provision for discontinued operations was $83,000 and $380,000, respectively.
The Company conducts business globally and, as a result, it or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before fiscal 2002. Carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they have been or will be used in the future. Similar tax laws may also apply for state and international tax purposes.

At June 30, 2010, United States income taxes were not provided on permanently undistributed earnings for certain non-US subsidiaries as the Company will reinvest these earnings indefinitely in its operations outside of the United States.

At June 30, 2010, the Company had no accrual for uncertain tax positions. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months, and as of the filing date of this Form 10-K, an estimate of the possible change cannot be made. The Company recognizes interest and penalties related to income taxes as a component of the provision for income tax expense on the consolidated statement of operations.
10.	Debt and Other Related-Party Transactions

Stockholder loans

On October 31, 2007, the Company entered into a term loan agreement (the “Term Loan”) with the Stockholder, which owned 100% of the outstanding preferred stock and 89% of the outstanding common stock of the Company as of October 31, 2009 and 2008. The Term Loan consisted of two promissory notes: one for $10.0 million bearing interest of 10% or 12% per year based upon the timing of repayments, and another for $3.5 million bearing interest of 10% or 14% per year based upon the timing of repayments. Per the original terms of the promissory notes, all principal and interest were to be fully repaid by November 1, 2012, with scheduled principal and interest payments beginning in December 2007. The Company incurred issuance costs related to the Term Loan of $269,000, which was recorded as a discount on the carrying value of the debt and will be amortized as additional interest expense over the term of the debt through November 1, 2012. Amortization of debt issuance cost recognized as interest expense was $54,000 in each of 2008 and 2009 and $36,000 for the eight-months ended June 30, 2010.

Between November 1, 2007 and February 14, 2008, the Company repaid $2.3 million of principal and paid $50,000 of interest under the Term Loan.

On February 14, 2008, the Term Loan was amended to reflect the amalgamation of all amounts outstanding under the two original promissory notes as well as the inclusion of $2.3 million of new borrowings. In addition, accrued interest of $309,000 was converted to principal, resulting in a revised principal balance of $13.8 million as of that date. Of this amount, $1.7 million was required to be repaid on September 1, 2008, and thereafter payments of $242,000 were to be made monthly through November 1, 2012, at which time all remaining principal and interest were due. Unpaid principal balances were to incur interest of 10% per year; however, that rate was increased to 12% per year retroactive to February 14, 2008 because the entire principal balance was not repaid by August 31, 2008, which date was later amended to be September 30, 2009. The amended Term Loan contained covenants that prevented the Company from incurring additional debt or creating other liens, except for those arising in the normal course of business; entering into sale-leaseback transactions; making investments; selling assets; making acquisitions or other business

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

combinations; paying dividends; or repurchasing stock. The Term Loan also specified events of default, including among other circumstances the Company’s failure to make payments of principal or interest when due and its failure to maintain certain non-financial covenants, in case of which the Stockholder could have required immediate repayment of all outstanding principal and interest.

On July 30, 2008, the Company entered into a series of unsecured, demand promissory notes with the Stockholder, receiving proceeds of $1.0 million. Unpaid principal balances on these notes incurred interest of 10% per year. The $1.0 million of borrowings under these notes was repaid in full in 2008 by the Company.

On September 4, 2008 and October 23, 2008, the Term Loan was further amended, resulting in revised payment terms that required a principal repayment of $2.6 million on December 20, 2008 and monthly payments of principal of $242,000 thereafter through November 1, 2012.

As of October 31, 2008, the Term Loan had a principal balance of $13.8 million, which was required to be repaid as follows: $4.8 million in fiscal 2009, $2.9 million in fiscal 2010, $2.9 million in fiscal 2011 and $3.2 million in fiscal 2012. Accordingly, $9.0 million of the principal balance of the Term Loan had been classified as the long-term portion of amounts due to related parties in the consolidated balance sheet, net of remaining debt issuance costs of $215,000. As of October 31, 2008, the current portion of the amounts due to related parties in the consolidated balance sheet, totaling $7.0 million, consisted of the $4.8 million of principal due to the Stockholder under the Term Loan, $1.0 million of accrued interest under the Term Loan, and $1.3 million due to the Stockholder for reimbursement of professional fees incurred by the Company in connection with its acquisition of RATC (Note 3) as well as other fees due to the Stockholder.

On January 10, 2009, the Term Loan was amended, resulting in revised payment terms that required a principal repayment of $4.8 million on October 1, 2009 and thereafter principal repayments of $242,000 monthly through November 1, 2012, at which time all principal and accrued interest are due.

On April 29, 2009, the Company entered into a series of unsecured, demand promissory notes with the Stockholder receiving proceeds of $2.0 million. Unpaid principal balances on these notes incurred interest of 10% per year, until they were repaid in full on August 14, 2009.

On August 14, 2009, the Company made a series of payments totaling $8.1 million for the amounts owed to the Stockholder, including $1.1 million primarily related to reimbursement of transaction fees paid in connection with the RATC acquisition and the Company’s issuance of preferred stock; $2.1 million for all principal and interest amounts then outstanding in relation to the unsecured, demand promissory notes; $2.3 million for unpaid interest accrued on the Term Loan; and $2.7 million of principal repayments under the Term Loan. As a result of these payments, the principal balance of the Term Loan was reduced to $11.1 million on that date.

In conjunction with the establishment of the revolving line of credit (Note 11), the Stockholder entered into a subordination agreement with the domestic bank that prioritized the guarantees and security interest associated with the revolving line of credit in advance of those included in the Company’s Term Loan. In addition, the Term Loan was modified to conform its payment terms to those permitted under the bank revolving line of credit agreement. The revolving line of credit agreement allows the Company to make periodic repayments of amounts due under the Term Loan as long as certain financial covenants are maintained by the Company. Absent satisfying those covenants, no repayments under the Term Loan are permitted. The Term Loan modification removes the obligation of the Company to pay the amounts due under the existing payment schedule of the Term Loan if such payments would violate the terms of the revolving credit agreement. Further, delays in payments under the Term Loan that arise from this

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

prioritization of the bank revolving line of credit are not deemed to be events of default under the modified Term Loan agreement.

As the entire principal balance of the Term Loan was not repaid prior to September 30, 2009, the interest rate of the loan increased to 12% retroactive to February 14, 2008 on all unpaid principal balances.

As June 30, 2010, the Company was in compliance with the terms of the Term Loan agreement and there existed no default or events of default under the Term Loan agreement.

As a result of the Merger, the Company’s Term Loan is no longer outstanding and the Company has no remaining financial obligations relative to its Term Loan or the related formerly-accruing interest.

Rand North America

Rand North America (“RNA”) is a business that purchases services from the Company and was formed in 2004 as a joint venture that, during 2008 and 2009, was 30% owned by the Company and 70% owned by Dassault. During 2008 and 2009, the Company provided various training and consulting services to RNA, which resulted in $4.1 million and $2.4 million of related party revenue, respectively. As of October 31, 2008 and 2009, accounts receivable due from RNA related to purchases of those services totaled $1.2 million and $627,000, respectively. During 2008 and 2009, the Company also purchased various consulting services from RNA totaling $175,000 and $35,000, respectively. No amount was payable to RNA as of October 31, 2008 or 2009 for these purchases.

In April 2010, the Company sold its ownership interest in RNA to Dassault for proceeds of approximately $1.6 million. As the carrying value of the ownership interest was zero, the full value of the proceeds were recorded as a gain on sale of an investment in the eight months ended June 30, 2010. After the transaction, RNA was no longer a related party and all accounts receivable due from RNA ceased to be classified as such.
11.	Revolving Line of Credit

On August 14, 2009, the Company entered into a three-year revolving credit and security agreement with a domestic bank. The primary use of this facility was to allow the Company to repay a portion of its Term Loan and to fund regular working capital requirements. The facility permits borrowing by the Company of up to $10.0 million against eligible accounts receivable and up to an additional $2.5 million supported by a guarantee provided by the Stockholder. The applicable interest rate under this facility is either (i) the bank’s daily set rate plus specified margins, determined based on the Company’s operating performance, or (ii) the bank’s lending rate. As of October 31, 2009, and June 30, 2010 the applicable interest rate under the facility was 6.0%. The bank also charges the Company a monthly facility fee of 50 basis points of the outstanding balance, a collateral evaluation and monitoring fee, and a fee for each letter of credit. Borrowings under this new revolving line of credit are collateralized by substantially all of the assets of the Company. Upon execution of the facility, the Company borrowed $8.4 million, of which $8.1 million was used to repay amounts then due to the Stockholder and $314,000 was used to pay transaction costs associated with the facility.

Several affirmative and negative covenants are associated with the facility. The most restrictive of these covenants are minimum operating performance requirements that became effective during the three-months ended April 30, 2010. In addition, the covenants establish limits on annual capital expenditures and limit the Company’s ability to acquire or divest of certain assets.

As of October 31, 2009 and June 30, 2010, the outstanding principal balance under this credit facility was $4.0 million and $3.3 million, respectively. As of those dates, the Company was in compliance with the

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

terms of the credit agreement and its covenants and there existed no default or events of default under the credit agreement.

In conjunction with its merger with Avatech, the Company is negotiating a revised credit facility with the same bank.
12.	Commitments and Contingencies

Lease Commitments

The Company leases its office space and certain office equipment under non-cancelable operating leases that expire at various dates through 2015. Rent expenses under operating leases during 2008, 2009 and 2010 were $3.0 million, $2.2 million and $1.3 million, respectively. Future minimum lease payments under non-cancelable operating and capital leases as of June 30, 2010 are as follows (in thousands):

	Operating	Capital
Fiscal year	Leases	Leases
2011	$2,001	$59
2012	1,219	31
2013	808	2
2014	705	2
2015	553	2
Thereafter	822	-

	$6,108	96

Less: amount representing interest		6

Present value of minimum lease payments		90
Less: amounts due within one year		55

Long-term portion of capital lease obligations		$35

Litigation

The Company is party to various litigation matters that management considers routine and incidental to the Company’s business. As of October 31, 2008 and 2009, the Company had accrued no material amounts related to these matters.

In November 2010, the Company agreed to settle a lawsuit for $350,000 that alleged it breached certain clauses of an asset purchase agreement entered in 2006. The full amount of the settlement was accrued as of June 30, 2010 and is included as a component of accrued professional fees.

Guarantees

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lenders in connection with the Term Loan; lessors in connection with facility leases; customers in relation to the performance of services; vendors in connection with guarantees of expenses incurred by employees in the normal course of business; former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies; vendors or principals in

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

connection with performance under asset or share purchase and sale agreements and performance under credit facilities and other agreements of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. In addition, the Company is party to a guarantee with its largest vendor, Autodesk, Inc., in relation to all of the Company’s subsidiaries’ obligations to Autodesk. The Company has recorded no accrued liability related to these Agreements, based on its historical experience and information known as of June 30, 2010.
13.	Redeemable Preferred Stock

On November 1, 2007, the Company issued 31,000,000 shares of Series A redeemable preferred stock (“Series A”) for $1.00 per share. At October 31, 2008 and 2009, and June 30, 2010, 31,858,922 shares of Series A were authorized and designated, of which 31,000,000 shares were issued and outstanding.

In conjunction with its August 2010 recapitalization and Merger, the Company’s redeemable preferred stock is no longer outstanding.

Series A Preferred Stock

The Series A preferred stock had the following characteristics:

Voting

Each holder of Series A preferred stock was entitled to vote together with the holders of common stock and was entitled to one vote per share of Series A preferred stock held by such holder. In addition, holders of the Series A preferred stock, as a separate class, were entitled to elect three members of the Company’s Board of Directors.

Dividends

Dividends accrued from the date of issuance of the Series A preferred stock at a rate of 8% per year (the “Accruing Dividends”). The Accruing Dividends accrued whether or not declared, are cumulative and compounded annually. However, the Accruing Dividends were payable in cash only when and if declared by the Board of Directors. The Company could not declare or pay any dividends on shares of any other class unless all accrued and unpaid dividends were paid in full to the holders of Series A preferred stock. As of October 31, 2008 and 2009, accrued but unpaid cumulative dividends totaled $2.7 million and $5.3 million, respectively. As of June 30, 2010, accrued but unpaid cumulative dividends totaled $7.3 million and were recorded as an increase in the carrying value of the preferred stock, based on the redemption amount of the stock.

Redemption

Series A preferred stock was mandatorily redeemable upon request of the holders of at least a majority of such stock at a price equal to the original price of $1.00 per share (adjusted to reflect subsequent stock dividends, stock splits or other recapitalizations) plus any Accruing Dividends accrued but unpaid thereon, whether or not declared. As the Series A preferred stock was mandatorily redeemable upon request of the holders of at least a majority of such stock, the carrying value of the Series A preferred stock was accreted to its then-determined redemption amount at each balance sheet date.

Conversion

The holders of the Series A preferred stock were not entitled to convert their preferred stock into shares of common stock.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Liquidation Preference

In the event of any liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the then outstanding Series A preferred stock were entitled, before any payment was made to the holders of the common stock, to receive an amount per share equal to the original issue price of $1.00 per share (adjusted to reflect subsequent stock dividends, stock splits or other recapitalizations) plus any Accruing Dividends accrued but unpaid thereon. In the event that the assets to be distributed were not sufficient to permit payment in full of such liquidation payments, the entire assets of the Company were to be distributed ratably to the holders of Series A preferred stock. After the holders of the then outstanding Series A preferred stock had been paid in full their liquidation payments, the remaining assets of the Company were to be distributed to the holders of the common stockholders on a pro rata basis.
14.	Common Stock and Stock Option Plan
As a result of the Merger, the Company’s common stock and stock-based awards are no longer outstanding.

Common Stock
Each share of common stock was entitled to one vote. The voting, dividend and liquidation rights of the holders of common stock were subject to and qualified by the rights and preferences of the holders of the Company’s preferred stock.

Prior to and through October 31, 2007, the Company issued to the Stockholder (Note 10) an aggregate of 8,500,000 shares of common stock for nominal consideration in connection with the formation and capitalization of the Company.

During 2008, the Company also issued 1,000,000 shares of common stock to consultant and a former employee. In December 2007, the Company issued 750,000 fully vested shares of common stock, with a fair value of $0.06 per share, and recorded stock-based compensation expense of $44,000. In May 2008, the Company issued 250,000 fully vested shares of common stock, with a fair value of $0.31 per share, and recorded stock-based compensation expense of $78,000.

Stock Option Plan
Under the Company’s Amended and Restated 2007 Equity Incentive Plan (the “Plan”), an aggregate of 770,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the Plans may be incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may only be granted to employees. The Board of Directors of the Company determines the period over which options become exercisable. Options granted to date become exercisable over a four-year period at each anniversary date of the date of grant at a rate of 25% per year. The exercise price of ISOs shall be no less than the fair market value per share of the Company’s common stock on the grant date (or 110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of the Company). The exercise price of each NSO shall be determined by the Board of Directors. The term of the options is determined by the Board of Directors, but in the case of ISOs the term may not exceed 10 years from date of grant.

In March 2009, the Company amended the Plan, increasing the aggregate number of shares of the Company’s common stock reserved for issuance to employees, directors and consultants from 770,000 to 1,070,000.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

In December 2009, the Company amended the Plan, increasing the Company’s common stock reserved for issuance to employees, directors and consultants from 1,070,000 to 1,130,000.

In conjunction with the recapitalization of the Company (Note 1), the Plan was transferred and became an arrangement of RWWI. As a result, no further shares of the Company can be issued pursuant to the Plan.

Restricted Common Stock
The Plan also permits in certain circumstances the issuance of common stock subject to certain restrictions, including forfeitures and the Company’s right to repurchase such shares. These restrictions will be determined by the Board of Directors.

Share-Based Compensation
In 2008, 2009 and for the eight-month period ended June 30, 2010, the Company recorded compensation expense of $128,000, $39,000 and $33,000, respectively in connection with employee share-based awards. As of October 31, 2008 and 2009 and for the eight-months period ended June 30, 2010, unrecognized share-based compensation for non-vested stock options totaled $44,000, $125,000 and $154,000, respectively, (net of expected forfeitures) and was expected to be recognized as future expense using the straight-line method over a weighted-average period of 3.8 years, 3.2 years and 2.7 years, respectively.

The following table summarizes the activity under the Plan.

	2008		2009		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	-	$-	317,025	$0.31	1,011,780	$0.31
Granted	317,025	0.31	694,755	0.31	101,829	0.26
Exercised	-	-	-	-
Canceled/forfeited	-	-	-	-	(130,000)	0.31

Outstanding at end of period	317,025	$0.31	1,011,780	$0.31	983,609	$0.30

Exercisable at end of period	-	$-	79,256	$0.31	272,201	$0.31

Weighted-average remaining contructual life of outstanding options		9.8 years		9.15 years		9.15 years
All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2010 ranged from $0.26 to $0.31 as follows:

			Weighted			Weighted
			Average		Weigted	Average
		Weighted	Remaining		Average	Remaining
		Average Exercise	Contractual Life		Exercise Prices	Contractual Life
Option	Options	Prices of Options	of Options	Options	of Options	of Options
Prices	Outstanding	Outstanding	Outstanding	Exercisable	Exercisable	Exercisable
$0.31	884,780	$0.31	8.53	272,201	$0.31	8.53
0.26	98,829	0.26	9.39	-	-	-

	983,609			272,201

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

For the years ended October 31, 2008 and 2009, and eight month period ending June 30, 2010 the weighted average grant-date fair value of options determined by the use of the Black-Scholes option pricing model was $0.16, $0.17 and $0.15 per share, respectively.

As a result of the Merger, the Company’s common stock and stock-based awards are no longer outstanding (Note 1).
15.	Net Income/(Loss) per Common Share
The following table sets forth the computation of basic and diluted net income/(loss) per common share (in thousands):

	Year ended October 31,		Eight months
			ended June 30,
	2008	2009	2010

Net loss from continuing operations	$(30,069)	$(5,414)	$(2,754)
Loss from discontinued operations, net of tax	(920)	(860)	-
Gain (loss) on sale or disposition of discontinued operations, net of tax	(1,342)	2,914	-

Net loss	$(32,331)	$(3,360)	$(2,754)

Net loss from continuing operations	$(30,069)	$(5,414)	$(2,754)
Accretion of dividends and issuance costs on Series A Preferred Stock	(2,667)	(2,678)	(1,928)

Net loss from continuing operations available to common stock holders	$(32,736)	$(8,092)	$(4,682)

Weighted average shares used in computing basic net loss per share:	9,313	9,500	9,500
Effect of dilutive securities:	-	-	-

Weighted average shares used in computing diluted net loss per share:	9,313	9,500	9,500

Basic net loss per common share from continuing operations	$(3.52)	$(0.85)	$(0.49)
Basic net loss per common share from discontinued operations	(0.24)	0.22	-

Basic net loss per common share	$(3.76)	$(0.63)	$(0.49)

Diluted net loss per common share from continuing operations	$(3.52)	$(0.85)	$(0.49)
Diluted net loss per common share from discontinued operations	(0.24)	0.22	-

Diluted net loss per common share	$(3.76)	$(0.63)	$(0.49)

Shares used in computing net loss per common share:

Basic	9,313	9,500	9,500
Diluted	9,313	9,500	9,500
Weighted average common stock equivalents related to stock options of 95,000, 758,000 and 976,000 were outstanding as of the years ended October 31, 2008 and 2009 and the eight months ended June 30, 2010, respectively, but were not included in the calculation of diluted loss per share as the Company’s losses in those respective periods would render their inclusion antidilutive.
16.	Significant Customers and Suppliers
For the years ended October 31, 2008 and 2009, and the eight-month period ended June 30, 2010 no single customer or account receivable balance accounted for greater than 10% of the Company’s total revenue. For the fiscal years ended October 31, 2009 and 2008, and the eight-month period ended June 30, 2010, the

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Company’s inventory purchases from Autodesk, Synnex, Inc., Autonomy and Techdata, Inc. combined were approximately 93%,100% and 100% respectively. The Company’s product revenue related to the resale of products from these combined suppliers for the years ended October 31, 2008 and 2009 and the eight-month period ended June 30, 2010 was approximately 90%, 100% and 100% respectively.
17.	Discontinued Operations
2009
Sale of Sigmetrix, L.L.C.
On July 1, 2009, the Company sold its 60% ownership interest in Sigmetrix to Cybernet for cash consideration of $122,000 and repayment of intercompany accounts payable of $3.1 million. The cash consideration of $122,000 to be received is subject to possible adjustment for qualified claims made by Cybernet through December 31, 2010 against indemnification guarantees made by the Company in the transaction. The operating results through July 1, 2009 and the related gain on sale of Sigmetrix have been presented as a discontinued operation in the consolidated statements of operations.

Closure of Subsidiary in Belgium
On August 6, 2009, the Company’s Belgium subsidiary, Axis S.A. (“Belgium”), filed for bankruptcy protection and was closed. The operating results through the closure date and the loss on disposition of the entity have been presented as discontinued operations in the consolidated statements of operations.

Sale of Rand Technologies Singapore PTE Ltd.
On September 11, 2009, the Company completed the sale of its 80% ownership interest in Rand Singapore to an individual for cash consideration of one Singapore dollar. The operating results through September 11, 2009 and the related gain on the sale of Rand Singapore have been presented as a discontinued operation in the consolidated statements of operations.

2008
The Netherlands
In July 2008, the Company completed the sale of its 100% ownership interest in its Dutch subsidiary (“Rand B.V.”) to H&P Structured B.V. for cash consideration of $28.9 million. Upon receipt, the Company also paid a liability of Rand B.V. of $28.7 million. The operating results through July 2008 and the related loss on the sale of Rand B.V. have been presented as a discontinued operation in the consolidated statements of operations. During 2009, the Company received $115,000 of tax refunds related to the sale transaction. These refunds were recorded as a reduction of closing costs.

Japan
In July 2008, the Company completed the sale of its 100% ownership interest in its Japanese subsidiary (“Rand Japan”) for cash consideration of $791,000. The operating results through July 2008 and the related gain on the sale of Rand Japan have been presented as a discontinued operation in the consolidated statements of operations.

Spain, Slovakia, the Czech Republic, Poland and Ireland (collectively “Rand Europe”)
During 2008, the Company closed its subsidiaries in Rand Europe. Operating results for these entities in 2008 consisted solely of currency exchange gains totaling $57,000. The operating results through the closure date in 2008 and the loss on disposition of each of these entities have been presented as discontinued operations in the consolidated statements of operations.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

The following tables summarize the operating results of all operations discontinued during 2008 and 2009 through their disposition dates as well as the gain (loss) that resulted from sale or disposition of each operation, net of tax (in thousands):

	Year ending October 31, 2008

	Netherlands	Japan	Rand Europe	Sigmetrix	Belgium	Singapore	Total
Income (loss) from discontinued operations
Revenue	$10	$1,020	$-	$2,264	$1,667	$741	$5,702
Cost of revenue	(5)	(467)	-	(156)	(968)	(440)	(2,036)
Operating expenses and currency gain (loss)	(22)	(1,067)	57	(2,277)	(802)	(475)	(4,586)

Income (loss) from discontinued operations, net of tax provision of $83	$(17)	$(514)	$57	$(169)	$(103)	$(174)	$(920)

Gain (loss) on sale or disposition of discontinued operations
Cash consideration received	$28,895	$791	$-	$-	$-	$-	$29,686
Carrying value of net assets (liabilities) disposed	28,680	(446)	(158)	-	-	-	28,076

Gain (loss) before disposal cost	215	1,237	158	-	-	-	1,610
Cost of disposal, including currency gain (loss)	(1,540)	(1,006)	(406)	-	-	-	(2,952)

Gain (loss) on sale or disposition, net of tax	$(1,325)	$231	$(248)	$-	$-	$-	$(1,342)

	Year ending October 31, 2009
	Sigmetrix	Belgium	Singapore	Netherlands	Total
Income (loss) from discontinued operations
Revenue	$1,172	$721	$437	$-	$2,330
Cost of revenue	(16)	(573)	(370)	-	(959)
Operating expenses and currency gain (loss)	(1,597)	(364)	(270)	-	(2,231)

Income (loss) from discontinued operations, net of tax provision of $0	$(441)	$(216)	$(203)	$-	$(860)

Gain (loss) on sale or disposition of discontinued operations
Cash consideration received	$-	$-	$1	$-	$1
Consideration receivable	122	-	-	-	122
Carrying value of net assets (liabilities) disposed	(3,192)	(279)	(209)	-	(3,680)

Gain (loss) before disposal cost	3,314	279	210	-	3,803
Cost of disposal, including currency gain (loss)	(818)	(146)	(40)	115	(889)

Gain (loss) on sale or disposition, net of tax	$2,496	$133	$170	$115	$2,914

There were no discontinued operations in the eight months ended June 30, 2010.
18.	Equity-Method Investments
Equity-method investments held by the Company during 2008 consisted of ownership interests in Rand North America, Inc. (“RNA”) of 30% and Engineering.com of 28% of the fully diluted shares of each company, respectively. In May 2008, the Company divested its ownership in Engineering.com. At that time, the investment had a fair value of $161,000 and a carrying value of $201,000, resulting in a loss of $40,000 being recorded in the statement of operations for 2008. The Company’s investment in RNA was recorded at zero value in connection with its purchase price allocation for RATC (Note 3), and no change was subsequently recorded in that investment balance during 2008 and 2009.

In April 2010, the Company sold its ownership interest in RNA to Dassault for proceeds of approximately $1.6 million.

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

19.	Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company made contributions of $0, $163,000 and $132,000 to the plan in 2008, 2009 and for the eight-month period ending June 30, 2010, respectively.
20.	Segment Information
The Company provides design automation solutions and related services to various manufacturing and engineering industries. The Company serves these industries through two operating segments: IMAGINiT, which services customers who primarily utilize Autodesk solution platforms, and RPS, which services customers who primarily utilize other vendors’ solution platforms. These operating segments are considered reportable segments as defined by ASC 280-10, Segment Reporting. There are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the divisions for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing and general and administrative costs. Costs and expenses of each division include direct costs associated with selling, supporting, developing and marketing the products and services sold by each division, as well as amortization of acquired intangible assets and restructuring charges.

Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The accounting policies of the segments are the same as those described in Note 2 to these consolidated financial statements. The products and services sold by the segments are described in Note 1. The following table summarizes financial information about the Company’s reportable segments (in thousands):

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

			Eight

			months

	Year ended		ended

	October 31,		June 30,

	2008	2009	2010
Revenue:
Product sales:
IMAGINiT	$43,025	$21,730	$15,894
RPS	1,360	3,791	974

Total Product sales	$44,385	$25,522	$16,869

Service revenue:
IMAGINiT	$10,077	$8,479	$5,249
RPS	11,623	7,757	4,805

Total Service revenue	$21,700	$16,236	$10,055

Commission revenue:
IMAGINiT	$13,083	$11,505	$5,787

Total Commission revenue	$13,083	$11,505	$5,787

Total Revenue	$79,168	$53,263	$32,710

Cost of revenue:
Cost of Product sales:
IMAGINiT	$29,709	$16,186	$10,952
RPS	944	1,013	247

Total Cost of product sales	$30,653	$17,199	$11,199

Cost of Service revenue:
IMAGINiT	$10,232	$6,486	$3,456
RPS	9,600	7,317	4,136

Total Cost of Service revenue	$19,832	$13,802	$7,592

Gross Profit
IMAGINiT	$26,245	$19,043	$12,521
RPS	2,439	3,219	1,397

Total Gross Profit	$28,683	$22,262	$13,919

Operating expenses:
IMAGINiT	$38,788	$15,318	$9,038
RPS	11,063	2,834	1,976
Unallocated	7,585	7,863	5,624

Total operating expenses	$57,435	$26,015	$16,638

Income (loss) from operations:
IMAGINiT	$(12,543)	$3,725	$3,484
RPS	(8,624)	385	(580)
Unallocated	(7,585)	(7,863)	(5,624)

Total loss from operations	$(28,752)	$(3,753)	$(2,719)

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

Geographic Information
The Company’s continuing operations conduct business in the United States, Canada, Australia, Singapore and Malaysia. For internal reporting purposes, the results of the Company’s Australian, Singaporean and Malay subsidiaries are combined and reported under the category of “Rest of World.” Revenue for any particular geographic region is determined by sales made by the company to the customers in that particular region. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

			Eight
			months
	Year ended		ended
	October 31,		June 30,
	2008	2009	2010
Revenue:
US:
IMAGINiT Product sales	$27,347	$12,432	$8,157
IMAGINiT Service revenue	6,056	5,374	3,129
IMAGINiT Commission revenue	9,918	8,340	4,012
RPS Product sales	1,097	3,436	837
RPS Service revenue	9,026	5,773	4,156

Total US revenue:	$53,443	$35,355	$20,292

Canada:
IMAGINiT Product sales	$9,377	$5,483	$4,619
IMAGINiT Service revenue	2,886	2,357	1,995
IMAGINiT Commission revenue	2,519	2,611	1,659
RPS Product sales	264	355	137
RPS Service revenue	2,597	1,984	649

Total Canada revenue:	$17,643	$12,790	$9,058

Rest of World:
IMAGINiT Product sales	$6,301	$3,816	$3,118
IMAGINiT Service revenue	1,135	748	126
IMAGINiT Commission revenue	646	554	116

Total Rest of World revenue:	$8,082	$5,118	$3,360

Total revenue:
IMAGINiT Product sales	$43,025	$21,730	$15,894
IMAGINiT Service revenue	10,077	8,479	5,249
IMAGINiT Commission revenue	13,083	11,505	5,787
RPS Product sales	1,360	3,791	974
RPS Service revenue	11,623	7,757	4,805

Total revenue:	$79,168	$53,263	$32,710

	As of October 31,		As of June 30,
	2008	2009	2010
Long lived assets
US	$708	$483	$1,123
Canada	864	751	590
Rest of World	155	130	110

Total	$1,727	$1,364	$1,823

Rand Worldwide, Inc.
Notes to Consolidated Financial Statements

21.	Comparable Period Data (unaudited)
The following table contains the unaudited information relating to the Company’s statement of operations for the eight months ended June 30, 2009 (unaudited) and 2010:
(Amounts in thousands, except per share data)

	Eight months ended June 30,
	2009	2010
	(unaudited)
Revenue
Product sales	$19,584	$16,869
Service revenue	12,551	10,055
Commission revenue	5,250	5,786

Total revenue	37,385	32,710

Cost of revenue
Product sales	12,130	11,199
Service revenue	10,746	7,592

Total cost of revenue	22,876	18,791

Gross profit	14,509	13,919

Operating expenses
Selling, general and administrative	15,401	15,529
Depreciation and amortization	1,105	733
Restructuring charges	957	665

Total operating expenses	17,463	16,927

Loss from operations	(2,954)	(3,008)

Other expenses (income)
Interest expense	1,033	1,260
Currency exchange losses (gains)	6	51
Other expense (income)	22	(1,600)

Loss from continuing operations before income taxes	(4,015)	(2,719)

Income tax expense (benefit)	20	35

Loss from continuing operations	$(4,035)	$(2,754)

Net loss from continuing operations	$(4,035)	$(2,754)
Accretion of dividends and issuance costs on Series A Preferred Stock	(1,786)	(1,928)

Net loss from continuing operations available to common stock holders	$(5,821)	$(4,682)

Basic and diluted net loss per common share from continuing operations	$(0.61)	$(0.49)

Weighted average shares used in computing losses per common share:

Basic	9,500	9,500
Diluted	9,500	9,500

22. Valuation and Qualifying Accounts

			Eight months
	Year ended October 31,		ended June 30,
	2008	2009	2010
Valuation Allowance for Deferred Tax Assets
Beginning balance	$—	$16,751	$16,577
Allowance for acquired losses	19,386	—	—
Increase (decrease) net of temporary differences	(2,636)	(174)	2,389

Ending balance	$16,750	$16,577	$18,966

			Eight months
	Year ended October 31,		ended June 30,
	2008	2009	2010
Allowance for Doubtful Accounts
Beginning balance	$—	$363	$215
Allowance for acquired accounts receivable	271	—	—
Write-offs	—	(162)	(63)
Charges to costs and expenses	92	14	238

Ending balance	$363	$215	$390