Form 10-Q
period 2010-09-30
AVATECH SOLUTIONS INC
filed 2010-11-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 3, 2010, there were 51,875,739 shares of common stock, par value $.01 per share, outstanding.

AVATECH SOLUTIONS, INC. AND SUBSIDIARIES

(Continuation of Rand Worldwide, Inc.)

PART I. FINANCIAL INFORMATION

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Consolidated Balance Sheets

(unaudited)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash	$2,693,000	$1,198,000
Accounts receivable, less allowance of $487,000 as of September 30, 2010 and $390,000 as of June 30, 2010	12,488,000	8,203,000
Other receivables	788,000	433,000
Inventory	135,000	152,000
Prepaid expenses and other current assets	1,442,000	1,030,000
Income tax refund receivable	289,000	—
Deferred incomes taxes, current	90,000	—

Total current assets	17,925,000	11,016,000

Property and equipment:
Computer software and equipment	6,419,000	3,623,000
Office furniture and equipment	2,153,000	430,000
Leasehold improvements	730,000	380,000

	9,302,000	4,433,000
Less accumulated depreciation and amortization	7,013,000	2,610,000

	2,289,000	1,823,000

Customer list, net of accumulated amortization of $2,594,000 as of September 30, 2010 and $2,334,000 as of June 30, 2010	4,389,000	1,638,000
Goodwill	15,228,000	7,232,000
Trade name	2,649,000	—
Other assets	443,000	406,000

Total assets	$42,923,000	$22,115,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Consolidated Balance Sheets—(Continued)

(unaudited)

	September 30, 2010	June 30, 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$3,228,000	$3,325,000
Accounts payable and accrued expenses	13,333,000	9,017,000
Accrued compensation and related benefits	2,003,000	974,000
Deferred revenue	3,672,000	2,582,000
Income taxes payable	—	34,000
Obligations under capital leases	200,000	55,000
Related party term notes	—	6,576,000

Total current liabilities	22,436,000	22,563,000

Long term liabilities:
Deferred tax liability	1,920,000	—
Deferred revenue	80,000	—
Other long term liabilities	44,000	114,000
Obligations under capital leases	8,000	35,000
Related party term notes	—	6,061,000

Total liabilities	24,488,000	28,773,000

Series A redeemable preferred stock, $0.001 par value; 31,858,922 shares authorized; 31,000,000 shares issued and outstanding; liquidation preference of $38,086,000 at June 30, 2010 (note 10)	—	38,086,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at September 30, 2010 (note 10)	11,000	—
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares 51,875,739 at September 30, 2010	519,000	—
Common stock, $0.001 par value; 11,010,000 shares authorized; issued and outstanding shares 9,500,000 at June 30, 2010	—	10,000
Additional paid-in capital	64,940,000	—
Accumulated deficit	(48,069,000)	(45,528,000)
Accumulated other comprehensive income	1,034,000	774,000

Total stockholders’ equity (deficit)	18,435,000	(44,744,000)

Total liabilities and stockholders’ equity (deficit)	$42,923,000	$22,115,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
Product sales	$9,328,000	$7,547,000
Service revenue	4,495,000	4,102,000
Commission revenue	2,999,000	2,016,000

	16,822,000	13,665,000
Cost of revenue:
Cost of product sales	6,363,000	4,529,000
Cost of service revenue	3,256,000	3,037,000

	9,619,000	7,566,000

Gross margin	7,203,000	6,099,000
Other operating expenses:
Selling, general and administrative	8,615,000	6,106,000
Depreciation and amortization	382,000	313,000

	8,997,000	6,419,000

Operating loss	(1,794,000)	(320,000)
Other expense, net	(315,000)	(198,000)

Loss from continuing operations before income taxes	(2,109,000)	(518,000)
Income tax expense	62,000	12,000

Loss from continuing operations	(2,171,000)	(530,000)
Loss from discontinued operations, net of tax	—	(380,000)
Gain on sale or disposition of discontinued operations, net of tax	—	3,294,000

Net income (loss)	$(2,171,000)	$2,384,000

Net loss from continuing operations	$(2,171,000)	$(530,000)
Preferred stock dividends	(398,000)	(671,000)

Net loss from continuing operations available to common stockholders	$(2,569,000)	$(1,201,000)

Loss per common share from continuing operations, basic	$(0.06)	$(0.04)
Income (loss) per common share from discontinued operations, basic	—	0.09

Income (loss) per common share, basic	$(0.06)	$0.05

Loss per common share from continuing operations, diluted	$(0.06)	$(0.04)
Income (loss) per common share from discontinued operations, diluted	—	0.09

Income (loss) per common share, diluted	$(0.06)	$0.05

Shares used in computing income (loss) per common share:
Weighted average shares used in computation – basic	42,701,339	34,232,672 (1)
Weighted average shares used in computation – diluted	42,701,339	34,232,672 (1)

(1)	The weighted average shares for the three months ended September 30, 2009 have been restated to reflect the shares issued as part of the Merger.

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2010	—	$—	9,500,000	$10,000	$—	$(45,528,000)	$774,000	$(44,744,000)

Accretion of dividends on Series A preferred stock						(370,000)		(370,000)
Exchange of common stock, preferred stock and retirement of related-party debt			(9,499,990)	(10,000)	51,266,000			51,256,000
Restatement of securities to reflect equity structure of Avatech			34,232,672	342,000	(342,000)			—
Merger consideration – Avatech	1,090,150	11,000	17,643,057	177,000	14,038,000			14,226,000
Vesting of stock options granted to employees					5,000			5,000
Preferred stock dividends					(27,000)			(27,000)
Foreign currency translation adjustment							260,000	260,000
Net loss for the three months ended September 30, 2010						(2,171,000)		(2,171,000)

Balance at September 30, 2010	1,090,150	$11,000	51,875,739	$519,000	$64,940,000	$(48,069,000)	$1,034,000	$18,435,000

See accompanying notes.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss from continuing operations	$(2,171,000)	$(530,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	15,000	—
Depreciation and amortization	492,000	423,000
Stock-based compensation	5,000	11,000
Changes in operating assets and liabilities net of those acquired:
Accounts and other receivables	640,000	(1,770,000)
Inventory	150,000	277,000
Prepaid expenses and other current assets	(59,000)	331,000
Income tax refund receivable	(289,000)	—
Deferred income taxes, current	(1,000)	—
Other assets	66,000	—
Accounts payable and accrued expenses	(73,000)	(2,598,000)
Accrued compensation and related benefits	633,000	—
Deferred revenue	146,000	(32,000)
Income taxes payable	(34,000)	(144,000)
Other long term liabilities	(70,000)	—
Net affect of recapitalization of Term Notes	115,000	—

Net cash used in operating activities of continuing operations	(435,000)	(4,032,000)

Net cash used in operating activities of discontinued operations	—	(816,000)

Net cash used in operating activities	(435,000)	(4,848,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	2,123,000	—
Purchases of property and equipment	(207,000)	(62,000)

Net cash provided by (used in) investing activities of continuing operations	1,916,000	(62,000)

Net cash provided by investing activities of discontinued operations	—	3,908,000

Net cash provided by investing activities	1,916,000	3,846,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	12,940,000	5,223,000
Payment of borrowings under line of credit	(13,081,000)	—
Repayment of related party term notes	—	(7,106,000)
Payment of preferred stock dividends	(27,000)	—

Net cash used in financing activities of continuing operations	(168,000)	(1,883,000)

Net cash used in financing activities of discontinued operations	—	(543,000)

Net cash provided by (used in) financing activities	(168,000)	(2,426,000)
Effect of exchange rate changes on cash from continuing operations	182,000	5,000
Effect of exchange rate changes on cash from discontinued operations	—	34,000

Net change in cash and cash equivalents	1,495,000	(3,389,000)
Cash and cash equivalents – beginning of period	1,198,000	4,529,000

Cash and cash equivalents – end of period	$2,693,000	$1,140,000

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

1. Basis of Presentation

Avatech Solutions, Inc. (“Avatech”) is a leading supplier in the design automation, facilities and data management software marketplace. Avatech also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

On August 17, 2010, Avatech acquired all the outstanding common stock of Rand Worldwide, Inc. (“Rand Worldwide”) in a reverse merger transaction (the “Merger”). As a result of the Merger and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), the consolidated financial statements represent a continuation of Rand Worldwide and thus include the results of Rand Worldwide for the full quarter ended September 30, 2010 and the results of Avatech from the date of acquisition through September 30, 2010. Balances reported for prior periods reflect the accounts of Rand Worldwide only. All intercompany accounts and transactions between Avatech, Rand and its consolidated affiliated companies have been eliminated in consolidation. See Note 2 for further information regarding this transaction and basis of presentation. All references to the consolidated entity of both Avatech and Rand Worldwide are identified herein as the “Company.”

The Company is organized into two divisions: the IMAGINiT division (“IMAGINiT”) and the Rand Professional Services division (“RPS”). The IMAGINiT division is the largest licensed value-added reseller of Autodesk, Inc. (“Autodesk”) products in North America, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. RPS is a reseller of product lifecycle management (“PLM”) products and a provider of services related to solutions sold by Dassault Systèmes S.A. (“DS”), Autonomy PLC and other software vendors. RPS also sells its own proprietary software products and related services, enhancing its total client solution offerings. Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 12.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Avatech’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Rand Worldwide’s Form 10-KT for the transition period of November 1, 2009 to June 30, 2010. Operating results for the three months ended September 30, 2010 are not necessarily indicative of results for the full fiscal year or any future interim period.

2. Reverse Merger Transaction

On August 17, 2010, Avatech acquired all the outstanding common stock of Rand Worldwide as a result of the Merger. Rand Worldwide is also a software reseller in the design automation marketplace. The Company believes the Merger will expand its overall geographic presence and increase market share.

In consideration for the Merger, Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech common stock outstanding on a fully diluted basis, the common stock issued to the Rand Worldwide stockholders is equal to approximately 59% of the total common equivalent shares as of the date of the Merger. As the Rand Worldwide stockholders acquired more than 50% of the outstanding shares of Avatech common stock, Rand Worldwide was deemed, for accounting and SEC reporting purposes to be the continuing reporting entity. As such, the consolidated financial statements include the accounts of Avatech from the date of acquisition through September 30, 2010 and Rand Worldwide for the full quarter ended September 30, 2010. Balances reported for prior periods reflect the accounts of Rand Worldwide only. Additionally, the equity structure of Rand Worldwide has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of Avatech common stock issued in the Merger.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

RWWI Holdings, LLC (“RWWI Holdings”) was formed in the recapitalization by the stockholders of Rand Worldwide prior to the Merger to hold their interests in Avatech. Accordingly, RWWI Holdings holds 66% of the outstanding shares of Rand Worldwide. RWWI Holdings is not part of the Company’s consolidated group.

Recognized amounts of identifiable intangible assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method in accordance with ASC 805, “Business Combinations”. Accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values on the acquisition date. The Company’s allocation of the total consideration transferred of $14,226,000 is summarized below:

Net tangible assets acquired	$2,449,000
Deferred income tax assets	392,000
Trade name	2,649,000
Customer list	3,010,000
Goodwill	7,954,000
Deferred tax liability	(2,228,000)

Total consideration transferred	$14,226,000

Identifiable intangible assets

Fair values for the trade name and customer list were determined based on the income approach. The following table presents certain information on the acquired identifiable intangible assets:

Intangible asset	Discount rate used	Estimated useful life
Trade name	19.0%	15 years
Customer list	21.0%	15 years

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. These benefits include expansion opportunities and increased presence in the design automation marketplace.

Pro Forma – Financial Information

The following reflects the unaudited pro forma combined results of operations for the three months ended September 30, 2010 of Avatech and Rand Worldwide as if the acquisition had taken place as of July 1, 2010:

Total revenue	$20,831,000
Net loss	(2,421,000)
Loss per common share, basic	(0.05)
Loss per common share, diluted	(0.05)

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

In connection with the Merger, during the three months ended September 30, 2010, Avatech and Rand Worldwide incurred combined non-recurring costs of $2,045,000, including $932,000 in professional fees, $697,000 in severance costs, $233,000 in accrued lease costs for office closings, $151,000 due to accelerated vesting of stock options and $32,000 in additional board fees. The $2,045,000 of non-recurring costs are included in the proforma results shown above, however only $1,687,000 of such costs are included in the consolidated statement of operations for the three months ended September 30, 2010, because $358,000 of these costs were incurred by Avatech prior to the Merger.

3. Recent Accounting Pronouncements

In October 2009, the FASB issued an update regarding multi-deliverable revenue arrangements under ASC 605. ASC 605 provides standards for the accounting for product and services sales individually and not as a whole. In addition, it requires disclosures of the arrangement, including a description, deliverables, timing of such deliverables, and methodologies to estimate the selling price. Compliance is effective for all financial statements issued on or after June 15, 2010. The Company’s adoption of ASC 605 did not have a material effect on the Company’s consolidated financial statements.

4. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $36,000 and $32,000 during the three months ended September 30, 2010 and 2009, respectively. The Company also paid federal and state income taxes of approximately $275,000 and $122,000 during the three months ended September 30, 2010 and 2009, respectively.

See Note 2 for non-cash balances acquired as the result of the Merger and Note 13 for the non-cash settlement of Term Notes.

5. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. There were no stock option awards granted during the three months ended September 30, 2010 or 2009. As of the date of the Merger with Rand Worldwide, all of Avatech’s outstanding stock options became fully vested in accordance with their respective option agreements.

For the three months ended September 30, 2010 and 2009, no stock compensation expense was charged against income for the Plan as Avatech’s options became fully vested and all remaining stock compensation expense for the vesting of options was recorded as of the Merger date. The Company recorded $5,000 of stock compensation expense for the vesting of common stock options previously granted by Rand Worldwide. Prior to the Merger, all common stock options outstanding for Rand Worldwide were converted into options to purchase membership interests in RWWI Holdings.

A summary of stock option activity during the three months ended September 30, 2010 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2010	983,609	$0.30
Conversion of Rand Worldwide options into RWWI Holdings, LLC options	(983,609)	0.30
Avatech options assumed in Merger	1,605,177	0.93
Forfeited	(6,000)	0.17

Outstanding at September 30, 2010	1,599,177	$0.93	$80,000

Exercisable at September 30, 2010	1,599,177	$0.93	$80,000

Weighted-average remaining contractual life	5.8 Years

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2010 ranged from $0.17 to $7.07 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.17 – 0.34	96,557	$0.30	3.2 years	96,557	$0.30	3.2 years
0.35 – 0.75	318,600	0.58	5.9 years	318,600	0.58	5.9 years
0.76 – 0.91	738,000	0.86	6.3 years	738,000	0.86	6.3 years
1.05 – 7.07	446,020	1.46	5.6 years	446,020	1.46	5.6 years

	1,599,177			1,599,177

Assuming that no additional share-based payments are granted after September 30, 2010, no further stock compensation expense will be recognized in the consolidated statement of operations.

6. Borrowings Under Line of Credit

Avatech maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of Avatech’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.51% as of September 30, 2010. The line of credit expires on December 15, 2010 and is secured by all of Avatech’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at September 30, 2010 or June 30, 2010.

Rand Worldwide also maintains a line of credit from a bank. The line permits up to $10 million of borrowing limited to 85% of aggregate eligible accounts receivable as well as up to an additional $2.5 million supported by a guarantee provided by a private equity firm that is a member of RWWI Holdings. The interest rate is either (i) the bank’s daily set rate plus specified margins, determined based on Rand Worldwide’s operating performance, or (ii) the bank’s lending rate. The interest rate as of September 30, 2010 was 6%. The Company had outstanding borrowings from the bank under a credit line of $3.2 million as of September 30, 2010. Rand Worldwide had outstanding borrowings of $3.3 million as of June 30, 2010. The line expires on August 13, 2012.

The Company is currently in negotiations with its bank for a new consolidated line of credit to replace the lines held by Avatech and Rand Worldwide.

7. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $208,000 and $90,000 as of September 30, 2010 and 2009, respectively.

8. Income Taxes

Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against the net deferred tax assets is recorded if based upon

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

the weight of available evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or range of loss can be reasonably estimated.

9. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of September 30, 2010, 5,947,062 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2010 and 2009, there were 5,947,062 and 2,499,882, shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Numerator for basic and diluted earnings per share:
Net loss from continuing operations	$(2,171,000)	$(530,000)
Loss from discontinued operations, net of tax	—	(380,000)
Gain on disposition of discontinued operations, net of tax	—	3,294,000

Net (loss) income	(2,171,000)	2,384,000

Net loss from continuing operations	(2,171,000)	(530,000)
Payment and/or accretion of preferred stock dividends	(398,000)	(671,000)

Net loss from continuing operations available to common stockholders	$(2,569,000)	$(1,201,000)

Weighted average shares used in computing basic net loss per share:	42,701,339	34,232,672 (1)
Effect of dilutive securities	—	—

Weighted average shares used in computing diluted net loss per share:	42,701,339	34,232,672 (1)

Loss per common share from continuing operations, basic	$(0.06)	$(0.04)
Income (loss) per common share from discontinued operations, basic	—	0.09

Income (loss) per common share, basic	$(0.06)	$0.05

Loss per common share from continuing operations, diluted	$(0.06)	$(0.04)
Income (loss per) common share from discontinued operations, diluted	—	0.09

Income (loss) per common share, diluted	$(0.06)	$0.05

(1)	The weighted average shares for the three months ended September 30, 2009 have been restated to reflect the shares issued as part of the Merger.

10. Preferred Stock

Series A Redeemable Preferred Stock

On November 1, 2007, Rand Worldwide issued 31,000,000 shares of Series A redeemable preferred stock (“Series A”) for $1.00 per share. At June 30, 2010, 31,858,922 shares of Series A were authorized and designated, of which 31,000,000 shares were issued and outstanding. The net proceeds from the issuance of the Series A Convertible Preferred Stock were classified as temporary equity in the accompanying consolidated balance sheets as the terms of the issuance do not warrant classification as a liability nor as equity.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Immediately prior to and on the date of the Merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging its preferred stock for common stock. Prior to the merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million to its majority shareholder. Rand Worldwide completed a recapitalization which had the effect of converting its Series A Redeemable Preferred Stock, related-party notes payable, and accrued interest on the related-party notes payable into common stock. As a result of the recapitalization, Rand Worldwide no longer has outstanding term notes. The Company, as a result, no longer has any outstanding Series A Preferred Stock.

Convertible Preferred Stock

As a result of the Merger between Rand Worldwide and Avatech, the Series D and Series E Convertible Preferred Stock previously issued by Avatech is included in the equity of the consolidated group as of September 30, 2010.

At September 30, 2010, 1,089,213 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

Redemption Feature – The Series D shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders if required. The terms of the Merger with Rand Worldwide did not trigger any redemption provisions of the Series D shares. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights – Each holder of the Series D shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate – The holders of the Series D shares are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature – The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically convert into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2010, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

Liquidation Preference – In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.60 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

At September 30, 2010, 937 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

Redemption Feature – The Series E shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders if required. The terms of the Merger with Rand Worldwide did not trigger any redemption provisions of the Series E shares. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Voting Rights – Each holder of the Series E shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate – The holders of the Series E shares are entitled to receive cumulative dividends at a rate of 10.0% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature – The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically convert into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2010 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

Liquidation Preference – In the event of a liquidation, dissolution or winding up of the Company, the holders of Series E shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.65 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

11. Liquidity and Capital Resources

The Company had a working capital deficit of $4,511,000 as of September 30, 2010 primarily due to $15.3 million in accounts payable and other accrued expenses and $3.2 million outstanding on a revolving line of credit. The Company’s management, however, believes that its near-term needs can be met from its available cash resources and its lines of credit.

Avatech Solutions, Inc. and Subsidiaries

(Continuation of Rand Worldwide, Inc.)

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

12. Segment Information

The Company’s continuing operations include business in North America, Singapore/Malaysia and Australia. Revenue for any particular geographic region is determined by sales made by the Company to the customers in that particular region. The Company’s chief operating decision maker and CEO, Marc Dulude, evaluates business results based primarily on these geographic regions. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

	Three Months Ended September 30,
	2010	2009
Revenue:
North America:
Product sales	$8,370,000	$6,340,000
Service revenue	4,136,000	3,803,000
Commission revenue	2,837,000	1,878,000

Total Revenue – North America	15,343,000	12,021,000

Singapore/Malaysia:
Product sales	528,000	794,000
Service revenue	120,000	54,000
Commission revenue	50,000	26,000

Total Revenue – Singapore/Malaysia	698,000	874,000

Australia
Product sales	430,000	413,000
Service revenue	239,000	245,000
Commission revenue	112,000	112,000

Total Revenue – Australia	781,000	770,000

Total Revenue	$16,822,000	$13,665,000

Cost of Revenue

North America:
Cost of product sales	5,680,000	3,634,000
Cost of service revenue	3,045,000	2,854,000

Total Cost of Revenue – North America	8,725,000	6,488,000

Singapore/Malaysia:
Cost of product sales	364,000	590,000
Cost of service revenue	89,000	39,000

Total Cost of Revenue – Singapore/Malaysia	453,000	629,000

Australia
Cost of product sales	319,000	305,000
Cost of service revenue	122,000	144,000

Total Cost of Revenue – Australia	441,000	449,000

Total Cost of Revenue	$9,619,000	$7,566,000

Operating Expenses
North America	8,581,000	6,044,000
Singapore/Malaysia	138,000	133,000
Australia	278,000	242,000

Total Operating Expenses	$8,997,000	$6,419,000

Total Loss From Operations	$(1,794,000)	$(320,000)

13. Related Party Term Notes

On October 31, 2007, Rand Worldwide entered into a term loan agreement (the “Term Notes”) with Ampersand Ventures (“Ampersand”), which owned 100% of the outstanding preferred stock and 89% of the outstanding common stock of Rand Worldwide as of October 31, 2009. The Term Notes consisted of two promissory notes: one for $10.0 million bearing interest of 10% or 12% per year based upon the timing of repayments, and another for $3.5 million bearing interest of 10% or 14% per year based upon the timing of repayments. Per the original terms of the promissory notes, all principal and interest were to be fully repaid by November 1, 2012, with scheduled principal and interest payments beginning in December 2007. As of June 30, 2010, these notes had an outstanding balance of $12,637,000.

The stipulations of the Term Notes have changed since its inception due to business conditions and the establishment of the revolving line of credit (Note 6), with various adjustments made to the interest rates and debt repayment schedules. However, as a result of a recapitalization prior to the Merger, Rand Worldwide’s Term Notes are no longer outstanding and the Company has no remaining financial obligations relative to its Term Notes or the related formerly-accruing interest. The Term notes were subsequently transferred to into equity and the net affects of the forgiveness of these Term Notes of $115,000 are disclosed within the Consolidated Statements of Cash Flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Avatech Solutions, Inc. (“the Company” or “Avatech”) operates and the performance of the combined company following the Merger, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, the cost of funds, and demand for the Company’s products and services; changes in the Company’s competitive position or competitive actions by other companies; the Company’s ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; ability to integrate the Rand Worldwide and Avatech businesses; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized or, if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements to reflect new information, future events or otherwise.

Overview

Rand Worldwide, Inc. merged with Avatech on August 17, 2010. The merger brings new products and services to the existing customer base of each former entity and expands the Company’s sales, support and services reach into 47 cities throughout the US, Canada, Singapore, Malaysia and Australia. The Company is a leading provider of design engineering, data archiving, facilities and data management solutions for the manufacturing, building design, engineering, and total infrastructure markets. The Company also specializes in technical support, training, and consulting services aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. This combination of technology solutions and services enables customers to enhance productivity, profitability, and competitive position.

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software market.

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers, while providing avenues of growth and diversification.

Product Sales – Product sales consist primarily of the resale of packaged design software, including:

•

Autodesk 2D and 3D computer aided design software for customers in the mechanical, architectural and civil engineering sectors, as well as visualization and animation technology to companies in the media and entertainment industry;

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector;

•	ASCENT internally developed courseware for a variety of engineering applications; and

•	Autonomy data archiving solutions.

Service Revenue – The Company provides services in the form of training, implementation, consulting services, software development, custom courseware development and technical support to its customers. The Company employs a technical staff of approximately 91 personnel associated with these types of services. In addition, the Company offers support and implementation services to complement the data archive solutions provided and sold through its RAND Secure Archive Division.

Commission Revenue – The Company offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades and web support directly from Autodesk. Because the Company does not participate in the delivery of these subscription products or the web support, the Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, and personalized web support direct from Autodesk. Based on its analysis of the Autodesk Subscription program, the Company records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of FASB ASC 605.

The Company also generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. The Company receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

Cost of Product Sales – The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs.

Cost of Service Revenue – Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, employee benefits, travel, printed materials and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expense – Selling, general and administrative expense consist primarily of compensation and other expenses associated with the Company’s sales force, management, finance, human resources, and information systems. Advertising and public relations expenses and expenses for facilities, such as rent and utilities, are also included in selling, general and administrative expense.

Depreciation and Amortization Expense – Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. The Company leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

Interest Expense – Interest expense consists of interest on capital lease obligations and borrowings from lines of credit. Prior to the Merger on August 17, 2010, interest expense also included interest on related-party term loans.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following tables set forth a comparison of the Company’s results of continuing operations for the three month period ended September 30, 2010 to the three month period ended September 30, 2009. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Due to the Merger on August 17, 2010 between Avatech Solutions, Inc. and Rand Worldwide, the reported financial results represent a continuation of Rand Worldwide’s operations and include Avatech’s results from the date of the merger. As such, the Fiscal Year 2009 results are that of Rand Worldwide, while the Fiscal Year 2010 results include Rand Worldwide for the full quarter and Avatech for the period of August 18th through September 30th, 2010.

Revenues

	Three Months Ended September 30,
	2010	2009	% change
Revenues:
Product sales	$9,328,000	$7,547,000	23.6%
Service revenue	4,495,000	4,102,000	9.6%
Commission revenue	2,999,000	2,016,000	48.8%

Total revenues	$16,822,000	$13,665,000	23.1%

Revenues. Total revenues for the three months ended September 30, 2010 increased by $3,157,000, or 23.1%, when compared to the same period in the prior fiscal year.

Product sales increased $1,781,000, or 23.6% for the three months ended September 30, 2010 when compared to the same period in the prior fiscal year. This increase resulted from the addition of Avatech’s results for the quarter, which contributed $1,815,000 to product revenue, while Rand Worldwide’s existing business remained relatively flat, decreasing only $34,000 from the same period in the prior fiscal year as the economic conditions in the markets served by Rand Worldwide began to stabilize.

Service revenues increased $393,000 or 9.6% for the three months ended September 30, 2010 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the quarter contributed over $1,152,000 in services revenue. Without the addition of Avatech’s results, service revenues for Rand Worldwide would have decreased $759,000 due to a $614,000 decrease resulting from discontinuing the PLM consulting operations, and $325,000 due to declines in email archiving and data storage services, offset by increases of $180,000 in services related to the sale of Autodesk products.

Commission revenues increased $983,000 or 48.8% for the three months ended September 30, 2010 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the quarter contributed $965,000 of commission revenue, while Rand Worldwide’s existing business remained relatively flat, increasing $18,000 from the same period in the prior fiscal year as the economic conditions in the markets served by Rand Worldwide began to stabilize.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2010	2009	% change
Cost of revenue:
Cost of product sales	$6,363,000	$4,529,000	40.5%
Cost of service revenue	3,256,000	3,037,000	7.2%

Total cost of revenue	$9,619,000	$7,566,000	27.1%

Gross margin	$7,203,000	$6,099,000

Cost of revenue. The total cost of revenue increased $2,053,000 or 27.1%, for the three months ended September 30, 2010 when compared to the same period in the prior fiscal year.

Cost of product sales increased 40.5% during the three months ended September 30, 2010 when compared with the same period in the prior fiscal year, while product revenue increased 23.6%. Product costs increased at a higher rate than product revenues due to the Company earning lower sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales.

Cost of service revenue increased $219,000 or 7.2% for the three months ended September 30, 2010 when compared to the same period in the prior fiscal year, while service revenues increased 9.6%. The addition of Avatech’s results for the quarter contributed $718,000 of additional service costs not incurred in the prior year; however, the Rand Worldwide portion of the business had offsetting cost decreases of $499,000 as a result of reductions in force, which was part of the Company’s efforts to reduce its costs and improve margins. Cost of service revenue as a percentage of related revenue decreased to 72.4% during the three months ended September 30, 2010, from 74.0% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 42.8% for the three months ended September 30, 2010 was lower than the 44.6% gross margin in the same period in the prior fiscal year due to changes in revenue mix as the Company saw larger gains in product and commission revenues than services.

Other Operating Expenses

	Three Months Ended September 30,
	2010	2009	% change
Other operating expenses:
Selling, general and administrative	$8,615,000	$6,106,000	41.1%
Depreciation and amortization	382,000	313,000	22.0%

Total other operating expenses	$8,997,000	$6,419,000	40.2%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2,509,000, or 41.1%, for the three months ended September 30, 2010 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 51.2% for the three months ended September 30, 2010, an increase from 44.7% for the same period in the prior fiscal year. The increase in selling, general and administrative expenses is the result of $1.6 million one-time costs associated with the merger and another $1.6 million resulting from the additional operations of Avatech. If Rand Worldwide had not merged with Avatech, its selling, general and administrative expenses would have decreased by approximately $691,000, primarily as a result of non-recurring expenses incurred in 2009 in connection with the relocation of Rand Worldwide’s former headquarters from Toronto to Boston.

Depreciation and Amortization. Depreciation and amortization expenses increased $69,000, or 22.0%, for the three months ended September 30, 2010 when compared to the same period in the prior fiscal year. Rand Worldwide’s depreciation and amortization remained nearly flat, declining only $15,000 from the prior year. Avatech’s depreciation and amortization for the period of August 17, 2010 to September 30, 2010 was $84,000, which included $46,000 of depreciation of property and equipment and $38,000 in amortization of acquired intangible assets.

Other (Expense) Income, net

	Three Months Ended September 30,
	2010	2009	% change
Other expense, net	$(315,000)	$(198,000)	59.1%

Other (Expense) Income, net. The Company incurred $315,000 in other expense, net, during the three months ended September 30, 2010, compared to $198,000 during the same period in the prior fiscal year. The operations of Avatech added only $6,000 in other expense, net. The remaining increases in other expense were due to foreign currency exchange losses as well as additional interest incurred on borrowing on the bank line of credit.

Prior to the Merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million held by its majority shareholder. Immediately prior to its merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party notes payable, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has outstanding term Series A Redeemable Preferred Stock or term notes. Rand Worldwide incurred $165,000 and $125,000 of interest expense on these term notes for the three months ended September 30, 2010 and 2009, respectively. Due to the retirement of the term notes, the Company expects its interest expense to decline during the remainder of the 2011 fiscal year.

Income Tax Expense

	Three Months Ended September 30,
	2010	2009	% change
Income tax expense	$62,000	$12,000	416.7%

Income Tax Expense. The Company recorded $62,000 of income tax expense from continuing operations during the three months ended September 30, 2010, compared to $12,000 in income tax expense from continuing operations recorded for the same period in the prior fiscal year.

As of September 30, 2010, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.7 million a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2011 and 2029. As of September 30, 2010, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of September 30, 2010 the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations, borrowings under short-term and long-term debt arrangements, and sales of preferred stock.

Avatech maintains a line of credit from a bank that provides for up to $5 million of borrowings limited to 80% of the Company’s aggregate eligible accounts receivable. The interest rate is the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%, or an interest rate of 2.51% as of September 30, 2010. The loan expires on December 15, 2010 and is secured by all of the Company’s assets, except certain inventories. The Company had no outstanding borrowings from the bank under this credit line at September 30, 2010.

Rand Worldwide also maintains a line of credit from a bank. The line permits up to $10 million of borrowing limited to 85% of aggregate eligible accounts receivable as well as up to an additional $2.5 million supported by a guarantee provided by a private equity firm that is a member of RWWI Holdings. The interest rate is either (i) the bank’s daily set rate plus specified margins, determined based on Rand Worldwide’s operating performance, or (ii) the bank’s lending rate. The interest rate as of September 30, 2010 was 6%. The Company had outstanding borrowings from the bank under a credit line of $3.2 million as of September 30, 2010. Rand Worldwide had outstanding borrowings of $3.3 million as of June 30, 2010. The line expires on August 13, 2012.

The Company is currently in negotiations with its bank for a new consolidated line of credit to replace the lines held by Avatech and Rand Worldwide.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, accrued compensation and deferred revenue. Changes in these balances are affected principally by the timing of sales. The Company purchases approximately 97% of its product from one principal supplier that provides it with credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the three months ended September 30, 2010 increased to $207,000 from $62,000 for the same period in fiscal year 2009. The Company acquired $2,123,000 cash as a result of the Merger.

For the three months ended September 30, 2010, net cash used in operating activities was $435,000, compared with cash used in operating activities of $4,848,000 during the same period in fiscal year 2009. The increase in cash from operating activities was mainly due to increased collection of accounts receivable and increased payables balances.

For the three months ended September 30, 2010, the Company used cash of $168,000 in financing activities, compared with $2,426,000 for the same period in fiscal year 2009. The primary difference between periods is less debt was paid down during fiscal year 2010 than 2009.

Immediately prior to its Merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party term notes, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has any outstanding related-party term notes or Series A Redeemable Preferred Stock. The terms of the Series A Redeemable Preferred Stock are detailed in Note 10.

As a result of the Merger between Rand Worldwide and Avatech, the Series D and E preferred stock previously issued by Avatech is included in the equity of the consolidated group. The terms of the Series D and E Preferred Stock are detailed in Note 10.

The Company had a working capital deficit of $4,511,000 at September 30, 2010.

Management believes the Company’s near-term needs will be met from its available cash resources and its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company entered into Value Added Reseller Agreements with Autodesk effective February 1, 2010 for an initial term of twelve months that will automatically renew on an annual basis for two additional twelve month periods. The agreement designates Avatech Solutions and Rand Worldwide as authorized resellers of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at September 30, 2010:

Twelve months ending September 30:
2011	$3,002,000
2012	2,019,000
2013	1,569,000
2014	1,190,000
2015	817,000
Thereafter	823,000

Total minimum lease payments	$9,420,000

There was no rent paid to a related party for the three months ended September 30, 2010 and 2009.

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $208,000 as of September 30, 2010. Approximately $200,000 represents the short-term balance of the leases and is shown as Obligations under capital leases, with the remaining long term portion ($8,000) shown under the same line item within the long term section of the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through April 2015, and depreciation expense on this equipment was approximately $46,000 as of September 30, 2010. Future minimum payments consisted of the following at September 30, 2010:

Twelve months ending September 30:
2011	$195,000
2012	20,000
2013	2,000
2014	2,000
2015	1,000

Total minimum lease payments	220,000
Less:
Taxes	2,000
Imputed interest	10,000

Present value of future minimum lease payments	$208,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2010 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Before the Merger, Rand Worldwide was a privately-held company with internal control over financial reporting that was not designed or maintained to comply in all respects with SEC Rule 13a-15, which specifies the internal control over financial reporting that public companies which have filed or been required to file a Form 10-K are required to maintain. Avatech is currently in the process of integrating Rand Worldwide’s business operations into the Company’s internal control over financial reporting. In many cases, this involves designing and documenting new internal controls and procedures appropriate to the combined company.

Since the Merger occurred during this fiscal quarter, there has not been time to properly document and test any new controls. Accordingly, we have excluded all the controls and procedures of the former Rand Worldwide business from our evaluation of changes in internal controls required by SEC Rule 13a-15(d) as of the end of the quarter. At this time, we anticipate that the fiscal 2011 management report under Section 404 of the Sarbanes-Oxley Act of 2002 will include controls relating to the period-end financial close process but will exclude the other controls for the business operations of the former Rand Worldwide.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

AVATECH SOLUTIONS, INC.

Date: November 15, 2010	By:	/S/ MARC L. DULUDE
Marc L. Dulude
Chief Executive Officer

Date: November 15, 2010	By:	/S/ LAWRENCE RYCHLAK
Lawrence Rychlak
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among the Company, ASRW Acquisition Sub, Inc., RAND Worldwide, Inc., and RWWI Holdings LLC*

10.1	Form of Indemnification Agreement*

10.2	Registration Rights Agreement dated as of August 17, 2010 by and between the Company and RWWI Holdings LLC*

10.3	Fifth Modification Agreement dated as of August 17, 2010 by and among the Company, Avatech Solutions Subsidiary, Inc. and PNC Bank, National Association*

10.4	Form of First Amendment to Stock Option*

10.5	Employment Agreement dated as of August 17, 2010 by and between Marc L. Dulude and Rand Worldwide, Inc.*

10.6	Amended and Restated Employment Agreement dated as of August 17, 2010 by and between the Company and Lawrence Rychlak*

10.7	Autodesk Authorized Value Added Reseller Agreement dated as of February 1, 2010 by and between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc.**

10.8	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc.**

10.9	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc.**

10.10	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc.**

10.11	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc.**

31.1	Rule 15d-14(a) Certification of Chief Executive Officer†

31.2	Rule 15d-14(a) Certification of Chief Financial Officer†

32.1	Section 1350 Certifications††

*	Incorporated herein by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K, filed on August 17, 2010.
**	Incorporated herein by reference to the filing of such exhibit with the Company’s Transition Report on Form 10-KT, filed on November 15, 2010.
†	Filed herewith.
††	Furnished herewith.