Form 10-Q
period 2010-12-31
RAND WORLDWIDE INC
filed 2011-02-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Rand Worldwide, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10715 Red Run Blvd., Suite 101, Owings Mills, MD	21117
(Address of Principal Executive Offices)	(Zip Code)

(410) 581 - 8080

(Registrant’s telephone number, including area code)

Avatech Solutions, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 10, 2011, there were 51,882,678 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	December 31, 2010	June 30, 2010

Assets
Current assets:
Cash	$3,460,000	$1,198,000
Accounts receivable, less allowance of $517,000 as of December 31, 2010 and $390,000 as of June 30, 2010	20,518,000	8,203,000
Other receivables	545,000	433,000
Inventory	208,000	152,000
Prepaid expenses and other current assets	1,453,000	1,030,000

Total current assets	26,184,000	11,016,000

Property and equipment:
Computer software and equipment	6,456,000	3,623,000
Office furniture and equipment	2,155,000	430,000
Leasehold improvements	732,000	380,000

	9,343,000	4,433,000
Less accumulated depreciation and amortization	7,304,000	2,610,000

	2,039,000	1,823,000

Customer list, net of accumulated amortization of $2,727,000 as of December 31, 2010 and $2,334,000 as of June 30, 2010	4,188,000	1,638,000
Goodwill	15,277,000	7,232,000
Trade name	2,649,000	—
Other assets	377,000	406,000

Total assets	$50,714,000	$22,115,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	December 31, 2010	June 30, 2010

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$4,498,000	$3,325,000
Accounts payable and accrued expenses	15,874,000	9,017,000
Accrued compensation and related benefits	1,226,000	974,000
Deferred revenue	7,028,000	2,582,000
Income taxes payable	196,000	34,000
Obligations under capital leases	160,000	55,000
Related party term notes	—	6,576,000

Total current liabilities	28,982,000	22,563,000

Long term liabilities:
Deferred tax liability	1,830,000	—
Other long term liabilities	11,000	114,000
Obligations under capital leases	6,000	35,000
Related party term notes	—	6,061,000

Total liabilities	30,829,000	28,773,000

Series A redeemable preferred stock, $0.001 par value; 31,858,922 shares authorized; 31,000,000 shares issued and outstanding; liquidation preference of $38,086 at June 30, 2010 (note 10)	—	38,086,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at December 31, 2010 (note 10)	11,000	—
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares 51,882,678 at December 31, 2010	519,000	—
Common stock, $0.001 par value; 11,010,000 shares authorized; issued and outstanding shares 9,500,000 at June 30, 2010	—	10,000
Additional paid-in capital	64,903,000	—
Accumulated deficit	(46,797,000)	(45,528,000)
Accumulated other comprehensive income	1,249,000	774,000

Total stockholders’ equity (deficit)	19,885,000	(44,744,000)

Total liabilities and stockholders’ equity (deficit)	$50,714,000	$22,115,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2010	2009
Revenues:
Product sales	$10,838,000	$5,229,000
Service revenue	5,397,000	4,252,000
Commission revenue	5,433,000	1,897,000

	21,668,000	11,378,000

Cost of revenue:
Cost of product sales	6,986,000	3,789,000
Cost of service revenue	3,748,000	3,374,000

	10,734,000	7,163,000

Gross margin	10,934,000	4,215,000
Other operating expenses:
Selling, general and administrative	8,986,000	5,700,000
Depreciation and amortization	455,000	228,000

	9,441,000	5,928,000

Operating income (loss)	1,493,000	(1,713,000)
Other expense, net	(186,000)	(994,000)

Income (loss) from continuing operations before income taxes	1,307,000	(2,707,000)
Income tax expense (benefit)	35,000	(7,000)

Income (loss) from continuing operations	1,272,000	(2,700,000)
Loss on disposition of discontinued operations, net of tax	—	20,000

Net income (loss)	$1,272,000	$(2,720,000)

Net income (loss) from continuing operations	$1,272,000	$(2,700,000)
Preferred stock dividends	(40,000)	(705,000)

Net income (loss) from continuing operations available to common stockholders	$1,232,000	$(3,405,000)

Income (loss) per common share from continuing operations, basic	$0.02	$(0.10)
Income per common share from discontinued operations, basic	—	0.00

Income (loss) per common share, basic	$0.02	$(0.10)

Income (loss) per common share from continuing operations, diluted	$0.02	$(0.10)
Income per common share from discontinued operations, diluted	—	0.00

Income (loss) per common share, diluted	$0.02	$(0.10)

Shares used in computing income (loss) per common share:
Weighted average shares used in computation - basic	51,875,739	34,232,672 (1)
Weighted average shares used in computation - diluted	55,599,032	34,232,672 (1)

See accompanying notes.

(1)	The weighted average shares for the three months ended December 31, 2009 have been restated to reflect the shares issued as part of the Merger.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Six Months Ended December 31,
	2010	2009
Revenues:
Product sales	$20,166,000	$12,776,000
Service revenue	9,892,000	8,354,000
Commission revenue	8,432,000	3,913,000

	38,490,000	25,043,000

Cost of revenue:
Cost of product sales	13,349,000	8,318,000
Cost of service revenue	7,004,000	6,411,000

	20,353,000	14,729,000

Gross margin	18,137,000	10,314,000
Other operating expenses:
Selling, general and administrative	17,601,000	11,806,000
Depreciation and amortization	837,000	541,000

	18,438,000	12,347,000

Operating loss	(301,000)	(2,033,000)
Other expense, net	(501,000)	(1,192,000)

Loss from continuing operations before income taxes	(802,000)	(3,225,000)
Income tax expense	97,000	5,000

Loss from continuing operations	(899,000)	(3,230,000)
Loss from discontinued operations, net of tax	—	(380,000)
Gain on sale of discontinued operations, net of tax	—	3,274,000

Net loss	$(899,000)	$(336,000)

Net loss from continuing operations	$(899,000)	$(3,230,000)
Preferred stock dividends	(437,000)	(1,376,000)

Net loss from continuing operations available to common stockholders	$(1,336,000)	$(4,606,000)

Loss per common share from continuing operations, basic	$(0.03)	$(0.13)
Income (loss) per common share from discontinued operations, basic	—	0.09

Income (loss) per common share, basic	$(0.03)	$(0.04)

Loss per common share from continuing operations, diluted	$(0.03)	$(0.13)
Income per common share from discontinued operations, diluted	—	0.09

Loss per common share, diluted	$(0.03)	$(0.04)

Shares used in computing income (loss) per common share:
Weighted average shares used in computation - basic	47,288,544	34,232,672 (1)
Weighted average shares used in computation - diluted	47,288,544	34,232,672 (1)

See accompanying notes.

(1)	The weighted average shares for the six months ended December 31, 2009 have been restated to reflect the shares issued as part of the Merger

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2010	—	$—	9,500,000	$10,000	$—	$(45,528,000)	$774,000	$(44,744,000)

Accretion of dividends on Series A preferred stock						(370,000)		(370,000)
Exchange of common stock, preferred stock and retirement of related-party debt			(9,499,990)	(10,000)	51,266,000			51,256,000
Restatement of securities to reflect equity structure of Avatech			34,232,672	342,000	(342,000)			—
Merger consideration – Avatech	1,090,150	11,000	17,643,057	177,000	14,038,000			14,226,000
Vesting of stock options granted to employees					5,000			5,000
Issuance of common stock under employee stock purchase plan			6,939	—	3,000			3,000
Preferred stock dividends					(67,000)			(67,000)
Foreign currency translation adjustment							475,000	475,000
Net loss for the six months ended December 31, 2010						(899,000)		(899,000)

Balance at December 31, 2010	1,090,150	$11,000	51,882,678	$519,000	$64,903,000	$(46,797,000)	$1,249,000	$19,885,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss from continuing operations	$(899,000)	$(3,230,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	45,000	—
Depreciation and amortization	982,000	651,000
Stock-based compensation	5,000	11,000
Changes in operating assets and liabilities net of those acquired:
Accounts and other receivables	(7,177,000)	(78,000)
Inventory	77,000	453,000
Prepaid expenses and other current assets	(70,000)	(69,000)
Deferred income taxes, current	89,000	—
Other assets	132,000	—
Accounts payable and accrued expenses	2,468,000	(2,199,000)
Accrued compensation and related benefits	(144,000)	—
Deferred tax liability	(90,000)	—
Deferred revenue	3,422,000	1,101,000
Income taxes payable	162,000	197,000
Other long term liabilities	(103,000)	—
Net effect of recapitalization of Term Notes	115,000	—

Net cash used in operating activities of continuing operations	(986,000)	(3,163,000)

Net cash used in operating activities of discontinued operations	—	(816,000)

Net cash used in operating activities	(986,000)	(3,979,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	2,123,000	—
Purchases of property and equipment	(232,000)	(188,000)

Net cash provided by (used in) investing activities of continuing operations	1,891,000	(188,000)

Net cash provided by investing activities of discontinued operations	—	3,908,000

Net cash provided by investing activities	1,891,000	3,720,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	28,206,000	24,040,000
Payment of borrowings under line of credit	(27,118,000)	(20,565,000)
Repayment of related party term notes	—	(5,969,000)
Proceeds from issuance of common stock to employees	3,000	—
Payment of preferred stock dividends	(67,000)	—

Net cash provided by (used in) financing activities of continuing operations	1,024,000	(2,494,000)

Net cash used in financing activities of discontinued operations	—	(543,000)

Net cash provided by (used in) financing activities	1,024,000	(3,037,000)
Effect of exchange rate changes on cash from continuing operations	333,000	104,000
Effect of exchange rate changes on cash from discontinued operations	—	(118,000)

Net change in cash and cash equivalents	2,262,000	(3,310,000)
Cash - beginning of period	1,198,000	4,529,000

Cash - end of period	$3,460,000	$1,219,000

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2010

1. Basis of Presentation

Rand Worldwide Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

On August 17, 2010, Avatech Solutions Inc. (“Avatech”) acquired all the outstanding common stock of Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). As a result of the Merger and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), the consolidated financial statements represent a continuation of Rand Worldwide and thus include the results of Rand Worldwide for the full six months ended December 31, 2010 and the results of Avatech from the date of acquisition through December 31, 2010. Balances reported for prior periods reflect the accounts of pre-Merger Rand Worldwide only. All intercompany accounts and transactions between Avatech, Rand and its consolidated affiliated companies have been eliminated in consolidation. See Note 2 for further information regarding this transaction and basis of presentation. All references to the consolidated entity of both Avatech and Rand Worldwide are identified herein as the “Company.”

Effective January 1, 2011, the Company officially changed its name to Rand Worldwide Inc. and changed its official stock ticker symbol from AVSO.OB to RWWI.OB.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications and ASCENT – Center for Technical Knowledge (“ASCENT”). The IMAGINiT division is one of the largest, value-added resellers of Autodesk, Inc. (“Autodesk”) products in the world, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries and also sells its own proprietary software products and related services, enhancing its total client solution offerings. IMAGINiT operates from locations across North America, Australia, Singapore and Malaysia.

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services including data archiving solutions, facilities management solutions, as well as training for customers using that use products other than those from Autodesk. ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 12.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Avatech’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Rand Worldwide’s Form 10-KT for the transition period of November 1, 2009 to June 30, 2010. Operating results for the six months ended December 31, 2010 are not necessarily indicative of results for the full fiscal year or any future interim period.

2. Reverse Merger Transaction

On August 17, 2010, Avatech acquired all the outstanding common stock of Rand Worldwide as a result of the Merger. Rand Worldwide is also a software reseller in the design automation marketplace. The Company believes the Merger will expand its overall geographic presence and increase market share.

In consideration for the Merger, Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech common stock outstanding on a fully diluted basis, the common stock issued to the Rand Worldwide stockholders was equal to approximately 59% of the total common equivalent shares as of the date of the Merger. As the Rand Worldwide stockholders acquired more than 50% of the outstanding shares of Avatech common stock, Rand Worldwide was deemed, for accounting and SEC reporting purposes to be the continuing reporting entity. As such, the consolidated financial statements include the accounts of Avatech from the date of acquisition through December 31, 2010 and pre-Merger Rand Worldwide for the full six months ended December 31, 2010. Balances reported for prior periods reflect the accounts of pre-Merger Rand Worldwide only. Additionally, the equity structure of Rand Worldwide has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of Avatech common stock issued in the Merger.

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

Net tangible assets acquired	$2,449,000
Deferred income tax assets	392,000
Trade name	2,649,000
Customer list	3,010,000
Goodwill	8,151,000
Deferred tax liability	(2,425,000)

Total consideration transferred	$14,226,000

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

Pro Forma — Financial Information

The following reflects the unaudited pro forma combined results of operations for the six months ended December 31, 2010 of Avatech and Rand Worldwide as if the acquisition had taken place as of July 1, 2010:

Total revenue	$42,499,000
Net loss	(1,264,000)
Loss per common share, basic	(0.03)
Loss per common share, diluted	(0.02)

In connection with the Merger, during the six months ended December 31, 2010, Avatech and Rand Worldwide incurred combined non-recurring costs of $2,251,000, including $932,000 in professional fees, $873,000 in severance costs, $233,000 in accrued lease costs for office closings, $151,000 due to accelerated vesting of stock options, $30,000 for the corporate name change and $32,000 in additional board fees. The $2,251,000 of non-recurring costs are included in the proforma results shown above, however only $1,893,000 of such costs are included in the consolidated statement of operations for the six months ended December 31, 2010, because $358,000 of these costs were incurred by Avatech prior to the Merger.

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

4. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $86,000 and $74,000 during the three months ended December 31, 2010 and 2009, respectively, and approximately $122,000 and $106,000 during the six months ended December 31, 2010 and 2009, respectively. The Company also paid federal and state income taxes of approximately $47,000 and $433,000 during the three months ended December 31, 2010 and 2009, respectively and approximately $322,000 and $555,000 during the six months ended December 31, 2010 and 2009, respectively.

See Note 2 for non-cash balances acquired as the result of the Merger and Note 13 for the non-cash settlement of Term Notes.

5. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. There were no stock option awards granted during the six months ended December 31, 2010 or 2009. As of the date of the Merger with Rand Worldwide, all of Avatech’s outstanding stock options became fully vested in accordance with their respective option agreements.

For the six months ended December 31, 2010, the Company recorded $5,000 of stock compensation expense for the vesting of common stock options previously granted by Rand Worldwide. Prior to the Merger, all common stock options outstanding for Rand Worldwide were converted into options to purchase membership interests in RWWI Holdings.

A summary of stock option activity during the six months ended December 31, 2010 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2010	983,609	$0.30
Conversion of Rand Worldwide options into RWWI Holdings, LLC options	(983,609)	0.30
Avatech options assumed in Merger	1,605,177	0.93
Forfeited	(83,010)	0.78
Expired	(755)	7.07

Outstanding at December 31, 2010	1,521,412	$0.94	$46,000

Exercisable at December 31, 2010	1,521,412	$0.94	$46,000

Weighted-average remaining contractual life	5.5 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2010 ranged from $0.17 to $3.81 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.34	94,547	$0.30	3.0 years	94,547	$0.30	3.0 years
0.35 – 0.75	318,600	0.58	5.6 years	318,600	0.58	5.6 years
0.76 – 0.91	663,000	0.86	5.9 years	663,000	0.86	5.9 years
1.05 – 3.81	445,265	1.45	5.3 years	445,265	1.45	5.3 years

	1,521,412			1,521,412

Assuming that no additional share-based payments are granted after December 31, 2010, no further stock compensation expense will be recognized in the consolidated statement of operations.

6. Borrowings Under Line of Credit

On December 31, 2010, certain subsidiaries of the Company entered into a new line of credit facility which permits up to $9 million of borrowings limited to 85% of aggregate eligible accounts receivable with PNC Bank, National Association. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to [3.25]?% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of December 31, 2010 was 6%. The Company had outstanding borrowings from the bank under its credit line of approximately $4.5 million as of December 31, 2010 and had $3.3 million outstanding as of June 30, 2010. The line expires on December 31, 2012 and is secured by 65% of the stock in one of its subsidiaries and 100% of the stock of a separate subsidiary.

7. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $166,000 and $111,000 as of December 31, 2010 and 2009, respectively.

8. Income Taxes

Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against the net deferred tax assets is recorded if based upon the weight of available evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or range of loss can be reasonably estimated.

As of December 31, 2010 the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

The Canadian Subsidiary of Rand Worldwide, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

9. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of December 31, 2010, 5,871,307 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended December 31, 2010 and 2009, there were 3,963,140 and 2,499,882, shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended December 31, 2010 and 2009, there were 5,871,307 and 2,499,882, shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$1,272,000	$(2,700,000)
Loss from discontinued operations, net of tax	—	20,000

Net income (loss)	$1,272,000	$(2,720,000)

Net income (loss) from continuing operations	$1,272,000	$(2,700,000)
Payment and/or accretion of preferred stock dividends	(40,000)	(705,000)

Net income (loss) from continuing operations available to common stockholders	$1,232,000	$(3,405,000)

Weighted average shares used in computing basic net income (loss) per share:	51,875,739	34,232,672 (1)
Assumed conversion of preferred stock	3,621,783	—
Effect of outstanding stock options	101,510	—

Weighted average shares used in computing diluted net income (loss) per share:	55,599,032	34,232,672 (1)

Income (loss) per common share from continuing operations, basic	$0.02	$(0.10)
Loss per common share from discontinued operations, basic	—	(0.00)

Income (loss) per common share, basic	$0.02	$(0.10)

Income (loss) per common share from continuing operations, diluted	$0.02	$(0.10)
Loss per common share from discontinued operations, diluted	0.00	(0.00)

Income (loss) per common share, diluted	$0.02	$(0.10)

	Six Months Ended December 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net loss from continuing operations	$(899,000)	$(3,230,000)
Loss from discontinued operations, net of tax	—	(380,000)
Gain on disposition of discontinued operations, net of tax	—	3,274,000

Net loss	(899,000)	(336,000)

Net loss from continuing operations	(899,000)	(3,230,000)
Payment and/or accretion of preferred stock dividends	(437,000)	(1,376,000)

Net loss from continuing operations available to common stockholders	$(1,336,000)	$(4,606,000)

Weighted average shares used in computing basic net loss per share:	47,288,544	34,232,672 (1)

Weighted average shares used in computing diluted net loss per share:	47,288,544	34,232,672 (1)

Loss per common share from continuing operations, basic	$(0.03)	$(0.13)
Income per common share from discontinued operations, basic	—	0.09

Loss per common share, basic	$(0.03)	$(0.04)

Loss per common share from continuing operations, diluted	$(0.03)	$(0.13)
Income (loss) per common share from discontinued operations diluted	—	0.09

Loss per common share, diluted	$(0.03)	$(0.04)

(1)	The weighted average shares for the three and six months ended December 31, 2009 have been restated to reflect the shares issued as part of the Merger.

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

Immediately prior to and on the date of the Merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging its preferred stock for common stock. Prior to the merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million to its majority shareholder. Rand Worldwide completed a recapitalization which had the effect of converting its Series A Redeemable Preferred Stock, related-party notes payable, and accrued interest on the related-party notes payable into common stock. As a result of the recapitalization, Rand Worldwide no longer has outstanding term notes and no longer has any outstanding Series A Preferred Stock.

Convertible Preferred Stock

At December 31, 2010, 1,089,213 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2010, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At December 31, 2010, 937 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2010 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

11. Liquidity and Capital Resources

The Company had a working capital deficit of $2,798,000 as of December 31, 2010, however management believes that its near-term needs can be met from its available cash resources and its line of credit.

12. Segment Information

The Company’s continuing operations include business in North America, Singapore/Malaysia and Australia. Revenue for any particular geographic region is determined by sales made by the Company to the customers in that particular region. The Company’s chief operating decision maker and CEO evaluates business results based primarily on these geographic regions. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

Three Months Ended December 31, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$9,741,000	$585,000	$512,000	$10,838,000

Service revenue	5,012,000	162,000	223,000	5,397,000

Commission revenue	5,313,000	16,000	104,000	5,433,000

Total revenue	20,066,000	763,000	839,000	21,668,000

Cost of revenue-

Cost of product sales	6,186,000	462,000	338,000	6,986,000

Cost of service revenue	3,531,000	113,000	104,000	3,748,000

Total cost of revenue	9,717,000	575,000	442,000	10,734,000

Gross margin	10,349,000	188,000	397,000	10,934,000

Total operating expenses	8,885,000	221,000	335,000	9,441,000

Income (loss) from operations	$1,464,000	$(33,000)	$62,000	$1,493,000

Three Months Ended December 31, 2009

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$4,503,000	$587,000	$139,000	$5,229,000

Service revenue	3,991,000	156,000	105,000	4,252,000

Commission revenue	1,820,000	19,000	58,000	1,897,000

Total revenue	10,314,000	762,000	302,000	11,378,000

Cost of revenue-

Cost of product sales	3,204,000	522,000	63,000	3,789,000

Cost of service revenue	3,196,000	86,000	92,000	3,374,000

Total cost of revenue	6,400,000	608,000	155,000	7,163,000

Gross margin	3,914,000	154,000	147,000	4,215,000

Total operating expenses	5,658,000	138,000	132,000	5,928,000

Income (loss) from operations	$(1,744,000)	$16,000	$15,000	$(1,713,000)

Six Months Ended December 31, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$18,111,000	$1,113,000	$942,000	$20,166,000

Service revenue	9,148,000	282,000	462,000	9,892,000

Commission revenue	8,150,000	66,000	216,000	8,432,000

Total revenue	35,409,000	1,461,000	1,620,000	38,490,000

Cost of revenue-

Cost of product sales	11,866,000	826,000	657,000	13,349,000

Cost of service revenue	6,576,000	202,000	226,000	7,004,000

Total cost of revenue	18,442,000	1,028,000	883,000	20,353,000

Gross margin	16,967,000	433,000	737,000	18,137,000

Total operating expenses	17,466,000	359,000	613,000	18,438,000

Income (loss) from operations	$(499,000)	$74,000	$124,000	$(301,000)

Six Months Ended December 31, 2009

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$10,843,000	$1,381,000	$552,000	$12,776,000

Service revenue	7,794,000	210,000	350,000	8,354,000

Commission revenue	3,698,000	45,000	170,000	3,913,000

Total revenue	22,335,000	1,636,000	1,072,000	25,043,000

Cost of revenue-

Cost of product sales	6,838,000	1,112,000	368,000	8,318,000

Cost of service revenue	6,050,000	125,000	236,000	6,411,000

Total cost of revenue	12,888,000	1,237,000	604,000	14,729,000

Gross margin	9,447,000	399,000	468,000	10,314,000

Total operating expenses	11,702,000	271,000	374,000	12,347,000

Income (loss) from operations	$(2,255,000)	$128,000	$94,000	$(2,033,000)

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

As a result of a recapitalization prior to the Merger, Rand Worldwide’s Term Notes are no longer outstanding and the Company has no remaining financial obligations relative to its Term Notes or the related formerly-accruing interest. The Term Notes were subsequently transferred into equity and the net affects of the forgiveness of these Notes of $115,000 are disclosed within the Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates and the performance of the combined company following the Merger, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, the cost of funds, and demand for the Company’s products and services; changes in the Company’s competitive position or competitive actions by other companies; the Company’s ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; ability to integrate the Rand Worldwide and Avatech businesses; and other circumstances beyond the Company’s control.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software marketplace.

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

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

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector;

•	ASCENT internally developed courseware for a variety of engineering applications; and

•	Autonomy data archiving solutions

Service Revenue- The Company provides services in the form of training, implementation, consulting services, software development, custom courseware development and technical support to its customers. The Company employs a technical staff of approximately 91 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its RAND Secure Archive Division.

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

Depreciation and Amortization Expense- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. The Company leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

Interest Expense- Interest expense consists of interest on capital lease obligations and borrowings from lines of credit. Prior to the Merger on August 17, 2010, interest expense also included interest on related-party term loans.

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

The following tables set forth a comparison of the Company’s results of operations for the three month period ended December 31, 2010 to the three month period ended December 31, 2009. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Due to the Merger on August 17, 2010 between Avatech Solutions, Inc. and Rand Worldwide, the reported financial results represent a continuation of Rand Worldwide’s operations and include Avatech’s results from the date of the merger. As such, the results for the three months ended December 31, 2009 are that of the pre-merger Rand Worldwide while the results for the three months ended December 31, 2010 include Rand Worldwide and Avatech Solutions.

Revenues

	Three Months Ended December 31,
	2010	2009	% change
Revenues:
Product sales	$10,838,000	$5,229,000	107.3%
Service revenue	5,397,000	4,252,000	26.9%
Commission revenue	5,433,000	1,897,000	186.4%

Total revenues	$21,668,000	$11,378,000	90.4%

Revenues. Total revenues for the three months ended December 31, 2010 increased by $10,290,000, or 90.4%, when compared to the same period in the prior fiscal year.

Product sales increased $5,609,000 or 107.3% for the three months ended December 31, 2010 when compared to the same period in the prior fiscal year. This increase resulted from the addition of Avatech’s results for the quarter, which contributed $3,876,000 to product revenue, while Rand Worldwide’s existing business increased by $1,733,000 from the same period in the prior fiscal year due to stronger performance in the US market and economic stability in the foreign markets served by the Company.

Service revenues increased $1,145,000 or 26.9% for the three months ended December 31, 2010 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the quarter contributed over $1,735,000 in services revenue. Without the addition of Avatech’s results, service revenues for Rand Worldwide would have decreased $590,000 due to a $1,036,000 decline in e-mail archiving and data storage services, offset by increases of $480,000 in services related to the sale of Autodesk products.

Commission revenues increased $3,536,000 or 186.4% for the three months ended December 31, 2010 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the quarter contributed $2,205,000 of commission revenue, while Rand Worldwide’s existing business increased $1,331,000 from the same period in the prior fiscal year due to high subscription renewals and a large sale in the Education channel.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2010	2009	% change
Cost of revenue:
Cost of product sales	$6,986,000	$3,790,000	84.4%
Cost of service revenue	3,748,000	3,373,000	11.1%

Total cost of revenue	$10,734,000	$7,163,000	49.9%

Gross margin	$10,934,000	$4,215,000

Cost of revenue. The total cost of revenue increased $3,571,000 or 49.9%, for the three months ended December 31, 2010 when compared to the same period in the prior fiscal year.

Cost of product sales increased 84.4% during the three months ended December 31, 2010 when compared with the same period in the prior fiscal year, while product revenue increased 107.3%. Product costs increased at a lower rate than product revenues due to pricing improvements in the Company’s internal archiving software and the Company earning higher sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales.

Cost of service revenue increased $375,000 or 11.1% for the three months ended December 31, 2010 when compared to the same period in the prior fiscal year, while service revenues increased 26.9%. The addition of Avatech’s results for the quarter contributed $1,395,000 of additional service costs not incurred in the prior year; however the Rand Worldwide portion of the business had offsetting cost decreases of $1,021,000 as a result of reductions in force relating to the Company’s exit from the PLM Consulting market totaling $585,000 and also from targeted workforce reductions which were part of the Company’s efforts to reduce its cost and improve margins. Cost of service revenue as a percentage of related revenue decreased to 69.4% during the three months ended December 31, 2010 from 79.4% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 50.5 % for the three months ended December 31, 2010 was higher than the 37.0% gross margin in the same period in the prior fiscal year due to changes in revenue mix as the Company exited the underperforming PLM Consulting business and saw larger gains in product and commission revenues than in services.

Other Operating Expenses

	Three Months Ended December 31,
	2010	2009	% change
Other operating expenses:
Selling, general and administrative	$8,986,000	$5,700,000	57.6%
Depreciation and amortization	455,000	228,000	99.6%

Total other operating expenses	$9,441,000	$5,928,000	59.3%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $3,286,000, or 57.6%, for the three months ended December 31, 2010 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 41.5% for the three months ended December 31, 2010, a decrease from 50.1% for the same period in the prior fiscal year. The increase in selling, general and administrative expenses includes $3,159,000 from the additional operations of Avatech. If Rand Worldwide had not merged with Avatech, its selling, general and administrative expenses would have increased by approximately $127,000, primarily as a result of additional sales commissions of $300,000 due to increased revenues, partially offset by targeted workforce reductions in management and other administrative functions.

Depreciation and Amortization. Depreciation and amortization expenses increased $227,000, or 99.6%, for the three months ended December 31, 2010 when compared to the same period in the prior fiscal year. Rand Worldwide’s depreciation and amortization increased $58,000 from the prior year due to the build out of new corporate headquarters, the construction of a new company website and investment into infrastructure for the Rand Secure Archive Division Avatech’s depreciation and amortization for the quarter ended December 31, 2010 was $169,000, which included $75,000 of depreciation of property and equipment and $94,000 in amortization of acquired intangible assets.

Other (Expense) Income, net

	Three Months Ended December 31,
	2010	2009	% change

Other expense, net	$(186,000)	$(994,000)	(81.3)%

Other (Expense) Income, net. The Company incurred $186,000 in other expense, net, during the three months ended December 31, 2010, compared to $994,000 during the same period in the prior fiscal year. The operations of Avatech added only $4,000 in other expense, net. The remaining decreases in other expense were due to foreign currency exchange losses as well as additional interest incurred as a result of establishing a line of credit during the three months ended December 31, 2010.

Prior to the Merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million held by its majority shareholder. Immediately prior to its merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party notes payable, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has outstanding term Series A Redeemable Preferred Stock or term notes. Rand Worldwide incurred $0 and $963,000 of interest expense on these term notes for the three months ended December 31, 2010 and 2009, respectively. Due to the retirement of the term notes, the Company expects its interest expense to decline during the remainder of the 2011 fiscal year.

Income Tax Expense

	Three Months Ended December 31,
	2010	2009	% change
Income tax expense (benefit)	$35,000	$(7,000)	(600.0)%

Income Tax Expense. The Company recorded $35,000 of income tax expense from continuing operations during the three months ended December 31, 2010, compared to $7,000 in income tax benefit from continuing operations recorded for the same period in the prior fiscal year.

As of December 31, 2010, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.7 million a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2011 and 2029. As of December 31, 2010, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of December 31, 2010 the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

The following tables set forth a comparison of the Company’s results of continuing operations for the six month period ended December 31, 2010 to the six month period ended December 31, 2009. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The six month financial results are not necessarily indicative of future results.

Due to the Merger on August 17, 2010 between Avatech Solutions, Inc. and Rand Worldwide, the reported financial results represent a continuation of Rand Worldwide’s operations and include Avatech’s results from the date of the merger. As such, the Fiscal Year 2010 results are that of Rand Worldwide, while the Fiscal Year 2011 results include Rand Worldwide for the full six months and Avatech for the period of August 18, 2010 through December 31, 2010.

Revenues

	Six Months Ended December 31,
	2010	2009	% change
Revenues:
Product sales	$20,166,000	$12,776,000	57.8%
Service revenue	9,892,000	8,354,000	18.4%
Commission revenue	8,432,000	3,913,000	115.5%

Total revenues	$38,490,000	$25,043,000	53.7%

Revenues. Total revenues for the six months ended December 31, 2010 increased by $13,447,000, or 53.7%, when compared to the same period in the prior fiscal year.

Product sales increased $7,390,000, or 57.8% for the six months ended December 31, 2010 when compared to the same period in the prior fiscal year. This increase resulted from the addition of Avatech’s results for the six months, which contributed $5,691,000 to product revenue, while Rand Worldwide’s existing business increased $1,699,000 from the same period in the prior fiscal year due to stronger performance in the US market and economic stability in the foreign markets served by the Company.

Service revenues increased $1,538,000 or 18.4% for the six months ended December 31, 2010 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the six months contributed $2,886,000 in services revenue. Without the addition of Avatech’s results, service revenues for Rand Worldwide would have decreased $1,348,000 due to a $228,000 decrease resulting from exiting the PLM consulting market, and $1,360,000 due to declines in e-mail archiving and data storage services offset slightly by increases of $430,000 in services related to the sale of Autodesk products.

Commission revenues increased $4,519,000 or 115.5% for the six months ended December 31, 2010 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the six months contributed $ 3,170,000 of commission revenue, while Rand Worldwide’s existing business increased $1,349,000 from the same period in the prior fiscal year due to high subscription renewals and a large sale in the Education channel.

Cost of Revenues and Gross Margin

	Six Months Ended December 30,
	2010	2009	% change
Cost of revenue:
Cost of product sales	$13,349,000	$8,318,000	60.5%
Cost of service revenue	7,004,000	6,411,000	9.2%

Total cost of revenue	$20,353,000	$14,729,000	38.2%

Gross margin	$18,137,000	$10,314,000

Cost of revenue. The total cost of revenue increased $5,624,000 or 38.2%, for the six months ended December 31, 2010 when compared to the same period in the prior fiscal year.

Cost of product sales increased 60.5% during the six months ended December 31, 2010 when compared with the same period in the prior fiscal year, while product revenue increased 57.8%. Product costs increased at a higher rate than product revenues due to the competitive pricing environment in the Company’s primary North American markets.

Cost of service revenue increased $593,000 or 9.2% for the six months ended December 31, 2010 when compared to the same period in the prior fiscal year, while service revenues increased 18.4%. The addition of Avatech’s results for the six months contributed $2,112,000 of additional service costs not incurred in the prior year; however the Rand Worldwide portion of the business had offsetting cost decreases of $1,519,000 as a result of reductions in force relating to the Company’s exit from the PLM Consulting market totaling $1,285,000 and also from targeted workforce reductions which were part of the Company’s efforts to reduce its costs and improve margins. Cost of service revenue as a percentage of related revenue decreased to 70.8% during the six months ended December 31, 2010 from 76.7% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 47.1% for the six months ended December 31, 2010 was higher than the 41.2% gross margin in the same period in the prior fiscal year due to changes in revenue mix as the Company exited the underperforming PLM Consulting business and saw larger gains in product and commission revenues than in services.

Other Operating Expenses

	Six Months Ended December 31,
	2010	2009	% change
Other operating expenses:
Selling, general and administrative	$17,601,000	$11,806,000	49.1%
Depreciation and amortization	837,000	541,000	54.7%

Total other operating expenses	$18,438,000	$12,347,000	49.3%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $5,795,000, or 49.1%, for the six months ended December 31, 2010 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 45.7% for the six months ended December, 2010, a decrease from 47.1% for the same period in the prior fiscal year. The increase in selling, general and administrative expenses is the result of $1.6 million in one-time costs associated with the merger and another $4.7 million resulting from the additional operations of Avatech. If Rand Worldwide had not merged with Avatech, its selling, general and administrative expenses would have decreased by approximately $900,000, primarily as a result of non-recurring expenses incurred in 2009 in connection with the relocation of Rand Worldwide’s former headquarters from Toronto to Boston and the transition of some office spaces to lower cost sites.

Depreciation and Amortization. Depreciation and amortization expenses increased $296,000, or 54.7%, for the six months ended December 31, 2010 when compared to the same period in the prior fiscal year. Rand Worldwide’s depreciation and amortization increased $45,000 from the prior year due to the build out of new corporate headquarters, the construction of a new company website and investment into infrastructure for the Rand Secure Archive Division. Avatech’s depreciation and amortization for the period of August 17, 2010 to December 31, 2010 was $251,000, which included $111,000 of depreciation of property and equipment and $140,000 in amortization of acquired intangible assets.

Other (Expense) Income, net

	Six Months Ended December 31,
	2010	2009	% change
Other expense, net	$(501,000)	$(1,192,000)	(58.0%)

Other (Expense) Income, net. The Company incurred $501,000 in other expense, net, during the six months ended December 31, 2010, compared to $1,192,000 during the same period in the prior fiscal year. The operations of Avatech added only $10,000 in other expense, net. The remaining decreases in other expense were due to the retirement of Rand Worldwide’s term notes.

Prior to the Merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million held by its majority shareholder. Immediately prior to its merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party notes payable, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has outstanding term Series A Redeemable Preferred Stock or term notes. Rand Worldwide incurred $165,000 and $1,088,000 of interest expense on these term notes for the six months ended December 31, 2010 and 2009, respectively. Due to the retirement of the term notes, the Company expects its interest expense to decline during the remainder of the 2011 fiscal year.

Income Tax Expense

	Six Months Ended December 31,
	2010	2009	% change
Income tax expense	$97,000	$5,000	1840%

Income Tax Expense. The Company recorded $97,000 of income tax expense from continuing operations during the six months ended December 31, 2010, compared to $5,000 in income tax expense from continuing operations recorded for the same period in the prior fiscal year.

As of December 31, 2010, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.7 million a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2011 and 2029. As of December 31, 2010, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of December 31, 2010 the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On December 31, 2010, certain subsidiaries of the Company entered into a combined line of credit with PNC Bank, National Association by amending the existing line of credit held by Rand Worldwide. The Company’s new line of credit permits up to $9 million of borrowing limited to 85% of aggregate eligible accounts receivable. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of December 31, 2010 was 6%. The Company had outstanding borrowings from the bank under its credit line of approximately $4.5 million as of December 31, 2010 and had $3.3 million outstanding as of June 30, 2010. The line expires on December 31, 2012 and is secured by 65% of the stock in one of its subsidiaries and 100% of the stock of a separate subsidiary.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 97% of its product from one principal supplier that provides it with credit to finance those purchases.

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the six months ended December 31, 2010 increased to $232,000 from $188,000 for the same period in fiscal year 2009. The Company also acquired $2,123,000 cash as a result of the Merger.

For the six months ended December 31, 2010, net cash used in operating activities was $986,000, compared with cash used in operating activities of $3,163,000 during the same period in fiscal year 2009. The decrease in cash used in operating activities was due mainly to an increase of $8.5 million in accounts receivable balances due to a high volume of purchases made by customers for their calendar year ends in addition to a $5.6 million sale made at the end of the quarter. This increase was offset by an increase of accounts payables, accrued expenses, and deferred revenue totaling $7.3 million. The high volume of sales, in addition to the $5.6 million sale referenced above, increased the amount of purchases made to our vendors and deferred revenue. A significant portion of the $5.6 million sale was reflected in deferred revenue as of quarter end since much of the customer’s order did not ship and therefore the related revenues could not be recognized.

For the six months ended December 31, 2010, the Company generated cash of $1,024,000 from its financing activities, compared with a $2,494,000 use of cash for the same period in fiscal year 2009. The primary difference between periods is due to the repayment of the Term Notes of $5,969,000 that occurred in the prior period.

Immediately prior to its Merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party term notes, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has outstanding any related-party term notes or Series A Redeemable Preferred Stock. The terms of the Series A Redeemable Preferred Stock are detailed in Note 10.

The terms of the Series D and E Preferred Stock are detailed in Note 10.

The Company had a working capital deficit of $2,798,000 at December 31, 2010, however management believes the Company’s near-term needs will be met from its available cash resources and its line of credit.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2010:

Twelve months ending December 31:
2011	$2,834,000
2012	1,941,000
2013	1,583,000
2014	1,190,000
2015	762,000
Thereafter	798,000

Total minimum lease payments	$9,108,000

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $166,000 as of December 31, 2010 with approximately $160,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through April 2015 and depreciation expense on this equipment was approximately $91,000 as of December 31, 2010. Future minimum payments consisted of the following at December 31, 2010:

Twelve months ending December 31:
2011	$167,000
2012	2,000
2013	2,000
2014	2,000
2015	1,000

Total minimum lease payments	174,000
Less:
Taxes	3,000
Imputed interest	5,000

Present value of future minimum lease payments	$166,000

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. An evaluation of the effectiveness of these disclosure controls as of December 31, 2010 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

Since the Merger occurred during the first fiscal quarter, there has not been time to properly document and test any new controls. Accordingly, we have excluded all the controls and procedures of the former Rand Worldwide business from our evaluation of changes in internal controls required by SEC Rule 13a-15(d) as of the end of the quarter. At this time, we anticipate that the fiscal 2011 management report under Section 404 of the Sarbanes-Oxley Act of 2002 will include controls relating to the period-end financial close process but will exclude the other controls for the business operations of the former Rand Worldwide.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 8. EXHIBITS

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the Signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND WORLDWIDE, INC.

Date: February 14, 2011	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer

Date: February 14, 2011	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010.*

10.2	Fourth Amendment to Revolving Credit and Security Agreement, dated December 31, 2010, by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc.**

31.1	Rule 15d-14(a) Certification of Chief Executive Officer†

31.2	Rule 15d-14(a) Certification of Chief Financial Officer†

32.1	Section 1350 Certifications††

*	Incorporated herein by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K, filed on December 20, 2010.
**	Incorporated herein by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K, filed on January 5, 2011.
†	Filed herewith.
††	Furnished herewith.