Form 10-Q
period 2011-03-31
RAND WORLDWIDE INC
filed 2011-05-16
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Rand Worldwide, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

161 Worcester Road, Suite 401, Framingham, MA	01701
(Address of Principal Executive Offices)	(Zip Code)

(508) 663-1400

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 10, 2011, there were 51,882,678 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2011	June 30, 2010

Assets
Current assets:
Cash	$2,294,000	$1,198,000
Accounts receivable, less allowance of $580,000 as of March 31, 2011 and $390,000 as of June 30, 2010	17,735,000	8,203,000
Other receivables	1,243,000	433,000
Inventory	175,000	152,000
Prepaid expenses and other current assets	941,000	1,030,000

Total current assets	22,388,000	11,016,000

Property and equipment:
Computer software and equipment	6,888,000	3,623,000
Office furniture and equipment	1,835,000	430,000
Leasehold improvements	709,000	380,000

	9,432,000	4,433,000
Less accumulated depreciation and amortization	7,528,000	2,610,000

	1,904,000	1,823,000

Customer list, net of accumulated amortization of $2,908,000 as of March 31, 2011 and $2,334,000 as of June 30, 2010	4,031,000	1,638,000
Goodwill	15,244,000	7,232,000
Trade name, net of accumulated amortization of $1,156,000 as of March 31, 2011	2,625,000	—
Other assets	407,000	406,000

Total assets	$46,599,000	$22,115,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	March 31, 2011	June 30, 2010

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$2,788,000	$3,325,000
Accounts payable and accrued expenses	14,326,000	9,017,000
Accrued compensation and related benefits	1,806,000	974,000
Deferred revenue	3,606,000	2,582,000
Income taxes payable	57,000	34,000
Obligations under capital leases	133,000	55,000
Related party term notes	—	6,576,000

Total current liabilities	22,716,000	22,563,000

Long term liabilities:
Deferred tax liability	1,865,000	—
Obligations under capital leases	23,000	35,000
Related party term notes	—	6,061,000
Other long term liabilities	—	114,000

Total liabilities	24,604,000	28,773,000

Series A redeemable preferred stock, $0.001 par value; 31,858,922 shares authorized; 31,000,000 shares issued and outstanding; liquidation preference of $38,086,000 at June 30, 2010 (note 10)	—	38,086,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at March 31, 2011 (note 10)	11,000	—
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares 51,882,678 at March 31, 2011	519,000	—
Common stock, $0.001 par value; 11,010,000 shares authorized; issued and outstanding shares 9,500,000 at June 30, 2010	—	10,000
Additional paid-in capital	64,869,000	—
Accumulated deficit	(44,726,000)	(45,528,000)
Accumulated other comprehensive income	1,322,000	774,000

Total stockholders’ equity (deficit)	21,995,000	(44,744,000)

Total liabilities and stockholders’ equity (deficit)	$46,599,000	$22,115,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales	$16,343,000	$6,620,000
Service revenue	5,450,000	4,170,000
Commission revenue	5,630,000	2,703,000

	27,423,000	13,493,000

Cost of revenue:
Cost of product sales	11,028,000	4,335,000
Cost of service revenue	3,775,000	3,117,000

	14,803,000	7,452,000

Gross margin	12,620,000	6,041,000
Other operating expenses:
Selling, general and administrative	9,902,000	5,715,000
Depreciation and amortization	468,000	276,000

	10,370,000	5,991,000

Operating income	2,250,000	50,000
Other expense, net	(150,000)	(640,000)

Income (loss) before income taxes	2,100,000	(590,000)
Income tax expense	30,000	30,000

Net income (loss)	2,070,000	(620,000)
Preferred stock dividends	(38,000)	(720,000)

Net income (loss) available to common stockholders	$2,032,000	$(1,340,000)

Income (loss) per common share, basic	$0.04	$(0.04)

Income (loss) per common share, diluted	$0.04	$(0.04)

Shares used in computing income (loss) per common share:
Weighted average shares used in computation - basic	51,882,678	34,232,672 (1)
Weighted average shares used in computation - diluted	55,613,839	34,232,672 (1)

See accompanying notes.

(1)	The weighted average shares for the three months ended March 31, 2010 have been restated to reflect the shares issued as part of the Merger.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended March 31,
	2011	2010
Revenues:
Product sales	$36,509,000	$19,396,000
Service revenue	15,342,000	12,524,000
Commission revenue	14,062,000	6,616,000

	65,913,000	38,536,000

Cost of revenue:
Cost of product sales	24,377,000	12,653,000
Cost of service revenue	10,779,000	9,528,000

	35,156,000	22,181,000

Gross margin	30,757,000	16,355,000
Other operating expenses:
Selling, general and administrative	27,503,000	17,521,000
Depreciation and amortization	1,305,000	817,000

	28,808,000	18,338,000

Operating income (loss)	1,949,000	(1,983,000)
Other expense, net	(651,000)	(1,832,000)

Income (loss) from continuing operations before income taxes	1,298,000	(3,815,000)
Income tax expense	126,000	35,000

Income (loss) from continuing operations	1,172,000	(3,850,000)
Loss from discontinued operations, net of tax	—	(380,000)
Gain on sale of discontinued operations, net of tax	—	3,274,000

Net income (loss)	$1,172,000	$(956,000)

Net income (loss) from continuing operations	$1,172,000	$(3,850,000)
Preferred stock dividends	(475,000)	(1,200,000)

Net income (loss) from continuing operations available to common stockholders	$697,000	$(5,050,000)

Income (loss) per common share from continuing operations, basic	$0.01	$(0.15)
Income (loss) per common share from discontinued operations, basic	—	0.12

Income (loss) per common share, basic	$0.01	$(0.03)

Income (loss) per common share from continuing operations, diluted	$0.01	$(0.15)
Income per common share from discontinued operations, diluted	—	0.12

Income (loss) per common share, diluted	$0.01	$(0.03)

Shares used in computing income (loss) per common share:
Weighted average shares used in computation - basic	48,702,279	34,232,672 (1)
Weighted average shares used in computation - diluted	52,434,092	34,232,672 (1)

See accompanying notes.

(1)	The weighted average shares for the nine months ended March 31, 2010 have been restated to reflect the shares issued as part of the Merger

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at July 1, 2010	—	$—	9,500,000	$10,000	$—	$(45,528,000)	$774,000	$(44,744,000)

Accretion of dividends on Series A preferred stock						(370,000)		(370,000)
Exchange of common stock, preferred stock and retirement of related-party debt			(9,499,990)	(10,000)	51,266,000			51,256,000
Restatement of securities to reflect equity structure of Avatech			34,232,672	342,000	(342,000)			—
Merger consideration – Avatech	1,090,150	11,000	17,643,057	177,000	14,038,000			14,226,000
Vesting of stock options granted to employees					9,000			9,000
Issuance of common stock under employee stock purchase plan			6,939		3,000			3,000
Preferred stock dividends					(105,000)			(105,000)
Foreign currency translation adjustment							548,000	548,000
Net income for the nine months ended March 31, 2011						1,172,000		1,172,000

Balance at March 31, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,869,000	$(44,726,000)	$1,322,000	$21,995,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss) from continuing operations	$1,172,000	$(3,850,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	160,000	—
Depreciation and amortization	1,450,000	1,074,000
Stock-based compensation	9,000	30,000
Deferred income taxes	34,000	—
Changes in operating assets and liabilities net of those acquired:
Accounts and other receivables	(5,207,000)	(144,000)
Inventory	110,000	407,000
Prepaid expenses and other current assets	442,000	(194,000)
Other assets	102,000	—
Accounts payable and accrued expenses	920,000	(1,533,000)
Accrued compensation and related benefits	436,000	—
Deferred revenue	—	604,000
Income taxes payable	23,000	209,000
Net effect of recapitalization of term notes	115,000	—
Other long term liabilities	(114,000)	—

Net cash used in operating activities of continuing operations	(348,000)	(3,397,000)

Net cash used in operating activities of discontinued operations	—	(816,000)

Net cash used in operating activities	(348,000)	(4,213,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	2,123,000	—
Purchases of property and equipment, net	(366,000)	(328,000)

Net cash provided by (used in) investing activities of continuing operations	1,757,000	(328,000)

Net cash provided by investing activities of discontinued operations	—	3,908,000

Net cash provided by investing activities	1,757,000	3,580,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	62,641,000	23,160,000
Payment of borrowings under line of credit	(63,274,000)	(20,545,000)
Repayment of related party term notes	—	(5,590,000)
Proceeds from issuance of common stock to employees	3,000	—
Payment of preferred stock dividends	(105,000)	—

Net cash used in financing activities of continuing operations	(735,000)	(2,975,000)

Net cash used in financing activities of discontinued operations	—	(543,000)

Net cash used in financing activities	(735,000)	(3,518,000)
Effect of exchange rate changes on cash from continuing operations	422,000	372,000
Effect of exchange rate changes on cash from discontinued operations	—	(118,000)

Net change in cash and cash equivalents	1,096,000	(3,897,000)
Cash - beginning of period	1,198,000	4,529,000

Cash - end of period	$2,294,000	$632,000

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

1. Basis of Presentation

Rand Worldwide Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

On August 17, 2010, Avatech Solutions Inc. (“Avatech”) acquired all the outstanding common stock of Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). As a result of the Merger and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), the consolidated financial statements represent a continuation of Rand Worldwide and thus include the results of Rand Worldwide for the full nine months ended March 31, 2011 and the results of Avatech from the date of acquisition through March 31, 2011. Balances reported for prior periods reflect the accounts of pre-Merger Rand Worldwide only. All intercompany accounts and transactions between Avatech, Rand and its consolidated affiliated companies have been eliminated in consolidation. See Note 2 for further information regarding this transaction and basis of presentation. All references to the consolidated entity of both Avatech and Rand Worldwide are identified herein as the “Company.”

As of January 1, 2011, the Company officially changed its name to Rand Worldwide Inc. and changed its official stock ticker symbol from AVSO.OB to RWWI.OB.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications and ASCENT – Center for Technical Knowledge (“ASCENT”). The IMAGINiT division is one of the largest value-added resellers of Autodesk, Inc. (“Autodesk”) products in the world, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries and also sells its own proprietary software products and related services, enhancing its total client solution offerings. IMAGINiT operates from locations across North America, Australia, Singapore and Malaysia.

The Enterprise Applications division of the business offers various products and services including data archiving solutions, facilities management solutions, as well as training for customers using that use products other than those from Autodesk. ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Executive management performs their primary analyses based upon geographic location and operations by geographic segment and are disclosed within Note 12.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Avatech’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Rand Worldwide’s Form 10-KT for the transition period of November 1, 2009 to June 30, 2010. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year or any future interim period.

2. Reverse Merger Transaction

On August 17, 2010, Avatech acquired all the outstanding common stock of Rand Worldwide as a result of the Merger. Rand Worldwide is also a software reseller in the design automation marketplace. The Company believes the Merger will expand its overall geographic presence and increase market share.

In consideration for the Merger, Rand Worldwide’s stockholder received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech common stock outstanding on a fully diluted basis, the common stock issued to the Rand Worldwide stockholder was equal to approximately 59% of the total common equivalent shares as of the date of the Merger. As the Rand Worldwide stockholder acquired more than 50% of the outstanding shares of Avatech common stock, Rand Worldwide was deemed, for accounting and SEC reporting purposes to be the continuing reporting entity. As such, the consolidated financial statements include the accounts of Avatech from the date of acquisition through March 31, 2011 and pre-Merger Rand Worldwide for the full nine months ended March 31, 2011. Balances reported for prior periods reflect the accounts of pre-Merger Rand Worldwide only. Additionally, the equity structure of Rand Worldwide has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of Avatech common stock issued in the Merger.

RWWI Holdings, LLC (“RWWI Holdings”) was formed in the recapitalization by the stockholders of Rand Worldwide prior to the Merger to hold their interests in Avatech. Accordingly, RWWI Holdings holds approximately 66% of the outstanding shares of Rand Worldwide. RWWI Holdings is not part of the Company’s consolidated group.

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

Pro Forma — Financial Information

The following reflects the unaudited pro forma combined results of operations for the nine months ended March 31, 2011 of Avatech and Rand Worldwide as if the acquisition had taken place as of July 1, 2010:

Total revenue	$69,922,000
Net income	806,000
Earnings per common share, basic	0.02
Earnings per common share, diluted	0.01

In connection with the Merger, during the nine months ended March 31, 2011, Avatech and Rand Worldwide incurred combined non-recurring costs of $2,251,000, including $932,000 in professional fees, $873,000 in severance costs, $233,000 in accrued lease costs for office closings, $151,000 due to accelerated vesting of stock options, $30,000 for the corporate name change and $32,000 in additional board fees. The $2,251,000 of non-recurring costs are included in the proforma results shown above, however only $1,893,000 of such costs are included in the consolidated statement of operations for the nine months ended March 31, 2011, because $358,000 of these costs were incurred by Avatech prior to the Merger.

3. Recent Accounting Pronouncements

In April 2010, the FASB issued an update regarding the milestone method of revenue recognition under ASC 605. ASC 605 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of ASC 605 did not have a material effect on the Company’s consolidated financial statements.

4. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $50,000 and $64,000 during the three months ended March 31, 2011 and 2010, respectively, and approximately $172,000 and $170,000 during the nine months ended March 31, 2011 and 2010, respectively. The Company also paid federal and state income taxes of approximately $50,000 and $30,000 during the three months ended March 31, 2011 and 2010, respectively and approximately $372,000 and $585,000 during the nine months ended March 31, 2011 and 2010, respectively.

See Note 2 for non-cash balances acquired as the result of the Merger and Note 13 for the non-cash settlement of term notes.

5. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. As of the date of the Merger with Rand Worldwide, all of Avatech’s outstanding stock options became fully vested in accordance with their respective option agreements. For the three months and nine months ended March 31, 2011, total stock compensation expense charged against income for this Plan was $3,000.

For the nine months ended March 31, 2011, the Company recorded $9,000 of stock compensation expense, which included $5,000 of expense prior to the Merger for the vesting of common stock options granted by pre-merger Rand Worldwide, and $4,000 of expense for stock options granted after the merger. All common stock options outstanding for pre-merger Rand Worldwide were converted into options to purchase membership interests in RWWI Holdings, an entity which is not part of the Company’s consolidated group.

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Average risk-free interest rate	0.20%	—	0.20%	—
Dividend yield	0%	—	0%	—
Expected term	10.0 years	—	10.0 years	—
Average expected volatility	1.08	—	1.08	—
Weighted average fair value of granted options	$0.64	—	$0.64	—

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

A summary of stock option activity during the nine months ended March 31, 2011 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2010	983,609	$0.30
Conversion of Rand Worldwide options into RWWI Holdings, LLC options	(983,609)	0.30
Avatech options assumed in Merger	1,605,177	0.93
Granted	16,200	0.70
Forfeited	(93,010)	0.75
Expired	(755)	7.07

Outstanding at March 31, 2011	1,527,612	$0.94	$78,000

Exercisable at March 31, 2011	1,516,812	$0.94	$78,000

Weighted-average remaining contractual life	5.3 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2011 ranged from $0.17 to $3.81 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.34	94,547	$0.30	2.7 years	94,547	$0.30	2.7 years
0.35 – 0.75	324,800	0.59	5.6 years	314,000	0.59	5.5 years
0.76 – 0.91	663,000	0.86	5.7 years	663,000	0.86	5.7 years
1.05 – 3.81	445,265	1.45	5.1 years	445,265	1.45	5.1 years

	1,527,612			1,516,812

Assuming that no additional share-based payments are granted after March 31, 2011, $7,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.0 years.

6. Borrowings Under Line of Credit

On December 31, 2010, certain subsidiaries of the Company entered into a new line of credit facility which permits up to $9 million of borrowings limited to 85% of aggregate eligible accounts receivable with PNC

Bank, National Association. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of March 31, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.8 million as of March 31, 2011 and had $3.3 million outstanding as of June 30, 2010. The line expires on December 31, 2012 and is secured by most of the assets of the Company including 65% of the stock in one of its subsidiaries and 100% of the stock of a separate subsidiary.

7. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $156,000 and $90,000 as of March 31, 2011 and 2010, respectively.

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

As of March 31, 2011 the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

The Canadian Subsidiary of Rand Worldwide, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

9. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of March 31, 2011, 5,149,395 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended March 31, 2011 and 2010, there were 3,951,130 and 1,103,609, shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended March 31, 2011 and 2010, there were 3,951,130 and 1,050,992, shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$2,070,000	$(620,000)
Payment and/or accretion of preferred stock dividends	(38,000)	(720,000)

Net income (loss) available to common stockholders	$2,032,000	$(1,340,000)

Weighted average shares used in computing basic net income (loss) per share:	51,882,678	34,232,672 (1)
Assumed conversion of preferred stock	3,621,783	—
Effect of outstanding stock options	109,378	—

Weighted average shares used in computing basic net income (loss) per share:	55,613,839	34,232,672 (1)

Income (loss) per common share, basic	$0.04	$(0.04)

Income (loss) per common share, diluted	$0.04	$(0.04)

	Nine Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$1,172,000	$(3,850,000)
Loss from discontinued operations, net of tax	—	(380,000)
Gain on disposition of discontinued operations, net of tax	—	3,274,000

Net income (loss)	1,172,000	(956,000)

Net income (loss) from continuing operations	1,172,000	(3,850,000)
Payment and/or accretion of preferred stock dividends	(475,000)	(1,200,000)

Net income (loss) from continuing operations available to common stockholders	$697,000	$(5,050,000)

Weighted average shares used in computing basic net income (loss) per share:	48,702,279	34,232,672 (1)
Weighted average shares used in computing diluted net income (loss) per share:	52,434,092	34,232,672 (1)

Income (loss) per common share from continuing operations, basic	$0.01	$(0.15)
Income per common share from discontinued operations, basic	—	0.12

Income (loss) per common share, basic	$0.01	$(0.03)

Income (loss) per common share from continuing operations, diluted	$0.01	$(0.15)

Income per common share from discontinued operations diluted	—	0.12

Income (loss) per common share, diluted	$0.01	$(0.03)

(1)	The weighted average shares for the three and nine months ended March 31, 2010 have been restated to reflect the shares issued as part of the Merger.

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

Immediately prior to and on the date of the Merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging its preferred stock for common stock. Prior to the merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million to its majority shareholder. In connection with the recapitalization of Rand Worldwide, its Series A Redeemable Preferred Stock, related-party notes payable, and accrued interest on the related-party notes payable were converted into common stock. As a result of the recapitalization, Rand Worldwide no longer has outstanding term notes and no longer has any outstanding Series A Preferred Stock.

Convertible Preferred Stock

At March 31, 2011, 1,089,213 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Dividend Rate- The holders of the Series D shares are entitled to receive cumulative dividends at a rate of 10% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2011, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At March 31, 2011, 937 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Dividend Rate- The holders of the Series E shares are entitled to receive cumulative dividends at a rate of 10% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2011 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

11. Liquidity and Capital Resources

The Company had a working capital deficit of $328,000 as of March 31, 2011, however management believes that its near-term needs can be met from its available cash resources and its line of credit.

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

Three Months Ended March 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$14,898,000	$990,000	$455,000	$16,343,000
Service revenue	5,177,000	113,000	160,000	5,450,000
Commission revenue	5,401,000	85,000	144,000	5,630,000

Total revenue	25,476,000	1,188,000	759,000	27,423,000

Cost of revenue-
Cost of product sales	9,899,000	813,000	316,000	11,028,000
Cost of service revenue	3,580,000	106,000	89,000	3,775,000

Total cost of revenue	13,479,000	919,000	405,000	14,803,000

Gross margin	11,997,000	269,000	354,000	12,620,000
Total operating expenses	9,835,000	199,000	336,000	10,370,000

Income from operations	$2,162,000	$70,000	$18,000	$2,250,000

Three Months Ended March 31, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$5,691,000	$519,000	$410,000	$6,620,000
Service revenue	3,960,000	39,000	171,000	4,170,000
Commission revenue	2,543,000	41,000	119,000	2,703,000

Total revenue	12,194,000	599,000	700,000	13,493,000

Cost of revenue-
Cost of product sales	3,629,000	411,000	295,000	4,335,000
Cost of service revenue	2,944,000	59,000	114,000	3,117,000

Total cost of revenue	6,573,000	470,000	409,000	7,452,000

Gross margin	5,621,000	129,000	291,000	6,041,000
Total operating expenses	5,602,000	164,000	225,000	5,991,000

Income (loss) from operations	$19,000	$(35,000)	$66,000	$50,000

Nine Months Ended March 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$33,009,000	$2,103,000	$1,397,000	$36,509,000
Service revenue	14,325,000	395,000	622,000	15,342,000
Commission revenue	13,551,000	151,000	360,000	14,062,000

Total revenue	60,885,000	2,649,000	2,379,000	65,913,000

Cost of revenue-
Cost of product sales	21,765,000	1,639,000	973,000	24,377,000
Cost of service revenue	10,156,000	308,000	315,000	10,779,000

Total cost of revenue	31,921,000	1,947,000	1,288,000	35,156,000

Gross margin	28,964,000	702,000	1,091,000	30,757,000
Total operating expenses	27,301,000	558,000	949,000	28,808,000

Income from operations	$1,663,000	$144,000	$142,000	$1,949,000

Nine Months Ended March 31, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$16,534,000	$1,900,000	962,000	$19,396,000
Service revenue	11,754,000	249,000	521,000	12,524,000
Commission revenue	6,241,000	86,000	289,000	6,616,000

Total revenue	34,529,000	2,235,000	1,772,000	38,536,000

Cost of revenue-
Cost of product sales	10,467,000	1,523,000	663,000	12,653,000
Cost of service revenue	8,994,000	184,000	350,000	9,528,000

Total cost of revenue	19,461,000	1,707,000	1,013,000	22,181,000

Gross margin	15,068,000	528,000	759,000	16,355,000
Total operating expenses	17,304,000	435,000	599,000	18,338,000

Income (loss) from operations	$(2,236,000)	$93,000	$160,000	$(1,983,000)

13. Related Party Term Notes

On October 31, 2007, Rand Worldwide entered into a term loan agreement (the “Term Notes”) with Ampersand Capital Partners (“Ampersand”), which owned 100% of the outstanding preferred stock and 89% of the outstanding common stock of Rand Worldwide as of October 31, 2009. The Term Notes consisted of two promissory notes: one for $10.0 million bearing interest of 10% or 12% per year based upon the timing of repayments, and another for $3.5 million bearing interest of 10% or 14% per year based upon the timing of repayments. Per the original terms of the promissory notes, all principal and interest were to be fully repaid by November 1, 2012, with scheduled principal and interest payments beginning in December 2007. As of June 30, 2010, these notes had an outstanding balance of $12,637,000.

As a result of a recapitalization prior to the Merger, Rand Worldwide’s Term Notes are no longer outstanding and the Company has no remaining financial obligations relative to its Term Notes or the related formerly-accruing interest. The Term Notes were subsequently converted into equity and the net affects of the forgiveness of these Notes of $115,000 are disclosed within the Consolidated Statements of Cash Flows.

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

Overview

Rand Worldwide, Inc. merged with Avatech on August 17, 2010. The merger brings new products and services to the existing customer base of each former entity and expands the Company’s sales, support and services reach into 49 cities throughout the US, Canada, Singapore, Malaysia and Australia. Immediately following the merger, Company management was focused on integrating the personnel, policies and practices of the two companies into the consolidated entity. The two companies had very similar operations but largely in different geographic locations so the bulk of management’s efforts following the merger were spent identifying the best practices to employ in the combined organization and in consolidating information systems and operating practices. As of March 31, 2011, the post merger work has been substantially completed and management’s focus has shifted more to the strategic direction of the Company (as described below) and to growing its business.

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software community.

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering.

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers, while providing avenues of growth and diversification. The business strategy of the combined post-merger organization remains consistent with that of the former Avatech and the pre-merger Rand Worldwide.

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

Service Revenue- The Company provides services in the form of training, implementation, consulting services, software development, custom courseware development and technical support to its customers. The Company employs a technical staff of approximately 106 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its RAND Secure Archive Division.

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

Cost of Product Sales-The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns incentives from its main supplier based upon the achievement of certain quarterly sales targets and these incentives, when achieved, serve to reduce the cost of product sales. The incentive targets are set annually and while the targets have changed over time in amount and structure, the Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range period to period.

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

Company management was very pleased with the results of its operations for the three months ended March 31, 2011 as revenue and gross margin levels were high across all categories. There was a large sale which totaled approximately $2.6 million revenue for the quarter and primarily consisted of product sales and commission revenues. The Company’s spending remained in control during the period, thus resulting in reported net income of approximately $2.1 million for the third fiscal quarter. These positive results continued to strengthen the Company’s balance sheet and enhanced overall liquidity.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following tables set forth a comparison of the Company’s results of operations for the three month period ended March 31, 2011 to the three month period ended March 31, 2010. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three month financial results are not necessarily indicative of future results.

Due to the Merger on August 17, 2010 between Avatech Solutions, Inc. and Rand Worldwide, the reported financial results represent a continuation of Rand Worldwide’s operations and include Avatech’s results from the date of the merger. As previously noted, the integration of the Company’s policies, practices and systems was substantially complete by March 31, 2011 and the Company expects that future results will reflect the full synergies that have been created by the merger.

The results for the three months ended March 31, 2010 are that of the pre-merger Rand Worldwide while the results for the three months ended March 31, 2011 include Rand Worldwide and Avatech Solutions.

Revenues

	Three Months Ended March 31,
	2011	2010	% change
Revenues:
Product sales	$16,343,000	$6,620,000	146.9%
Service revenue	5,450,000	4,170,000	30.7%
Commission revenue	5,630,000	2,703,000	108.3%

Total revenues	$27,423,000	$13,493,000	103.2%

Revenues. Total revenues for the three months ended March 31, 2011 increased by $13,930,000, or 103.2%, when compared to the same period in the prior fiscal year.

Product sales increased $9,723,000 or 146.9% for the three months ended March 31, 2011 when compared to the same period in the prior fiscal year. This increase was due in part to the addition of Avatech’s results for the quarter, which contributed an estimated $3.6 million to product revenue.

Additionally, Rand Worldwide’s existing business increased by approximately $6.1 million from the same period in the prior fiscal year, due to a single large sale of $2.1 million in product revenue, a $400,000 increase in the ASCENT courseware business due to an expansion of the ASCENT distribution channel, combined with economic improvements in the markets served by the Company.

Service revenues increased $1,280,000 or 30.7% for the three months ended March 31, 2011 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the quarter contributed an estimated $1.6 million in services revenue. Without the addition of Avatech’s results, service revenues for Rand Worldwide would have decreased $351,000 due mainly to a decision made in the prior year to scale back the PLM services offered by the Company.

Commission revenues increased $2,927,000 or 108.3% for the three months ended March 31, 2011 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the quarter contributed an estimated $2.1 million of commission revenue, while Rand Worldwide’s existing business increased $844,000 from the same period in the prior fiscal year due to high subscription renewals and a large sale.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2011	2010	% change
Cost of revenue:
Cost of product sales	$11,028,000	$4,335,000	154.4%
Cost of service revenue	3,775,000	3,117,000	21.1%

Total cost of revenue	$14,803,000	$7,452,000	98.6%

Gross margin	$12,620,000	$6,041,000

Cost of revenue. The total cost of revenue increased $7,351,000 or 98.6%, for the three months ended March 31, 2011 when compared to the same period in the prior fiscal year.

Cost of product sales increased 154.4% during the three months ended March 31, 2011 when compared with the same period in the prior fiscal year, while product sales increased 146.9%. Product costs increased at a higher rate than product sales due mainly to lower margins earned on the large single product sale of $2.1 million that was previously mentioned.

Cost of service revenue increased 21.1% for the three months ended March 31, 2011 when compared to the same period in the prior fiscal year, while service revenues increased 30.7%. The addition of Avatech’s results for the quarter contributed an estimated $1.4 million of additional service costs not incurred in the prior year. The remaining portion of Rand’s business had offsetting cost decreases of $737,000 as a result of reductions in force relating to the Company’s exit from the PLM Consulting market totaling $460,000 and also from targeted workforce reductions which were part of the Company’s efforts to reduce its cost and improve margins. Cost of service revenue as a percentage of related revenue decreased to 69.3% during the three months ended March 31, 2011 from 74.7% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 46.0% for the three months ended March 31, 2011 was higher than the 44.8% gross margin in the same period in the prior fiscal year due to changes in revenue mix as the Company exited the underperforming PLM Consulting business and saw larger gains in product and commission revenues than in services.

Other Operating Expenses

	Three Months Ended March 31,
	2011	2010	% change
Other operating expenses:
Selling, general and administrative	$9,902,000	$5,715,000	73.3%
Depreciation and amortization	468,000	276,000	69.6%

Total other operating expenses	$10,370,000	$5,991,000	73.1%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $4,187,000, or 73.3%, for the three months ended March 31, 2011 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 36.1% for the three months ended March 31, 2011, a decrease from 42.3% for the same period in the prior fiscal year. The increase in selling, general and administrative expenses includes an estimated $3.1 million from the additional operations of Avatech. If Rand Worldwide had not merged with Avatech, its selling, general and administrative expenses would have increased by approximately $1,087,000, primarily as a result of increased sales commissions and variable compensation due to increased revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $192,000, or 69.6%, for the three months ended March 31, 2011 when compared to the same period in the prior fiscal year. Rand Worldwide’s depreciation and amortization increased $24,000 from the prior year due to the build out of new corporate headquarters, the construction of a new company website and investment into infrastructure for the Rand Secure Archive Division. Depreciation and amortization resulting from the addition of Avatech was $168,000 for the quarter ended March 31, 2011, and included $74,000 of depreciation of property and equipment and $94,000 in amortization of acquired intangible assets.

Other (Expense) Income, net

	Three Months Ended March 31,
	2011	2010	% change

Other expense, net	$(150,000)	$(640,000)	(76.6)%

Other (Expense) Income, net. The Company incurred $150,000 in other expense, net, during the three months ended March 31, 2011, compared to $640,000 during the same period in the prior fiscal year. The operations of Avatech did not materially increase or decrease other expense. The decreases in other expense were primarily due to reduced interest expense on related-party term notes.

Prior to the Merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million held by its majority shareholder. Immediately prior to its merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party notes payable, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has outstanding term Series A Redeemable Preferred Stock or term notes. Rand Worldwide incurred $0 and $378,000 of interest expense on these term notes for the three months ended March 31, 2011 and 2010, respectively.

Income Tax Expense

	Three Months Ended March 31,
	2011	2010	% change
Income tax expense	$30,000	$30,000	0%

Income Tax Expense. The Company recorded $30,000 of income tax expense from continuing operations during the three months ended March 31, 2011 and 2010.

As of March 31, 2011, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.7 million a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2011 and 2029. As of March 31, 2011, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of March 31, 2011, the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

The following tables set forth a comparison of the Company’s results of continuing operations for the nine month period ended March 31, 2011 to the nine month period ended March 31, 2010. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine month financial results are not necessarily indicative of future results.

Due to the Merger on August 17, 2010 between Avatech Solutions, Inc. and Rand Worldwide, the reported financial results represent a continuation of Rand Worldwide’s operations and include Avatech’s results from the date of the merger. As such, the Fiscal Year 2010 results are that of Rand Worldwide, while the Fiscal Year 2011 results include Rand Worldwide for the full nine months and Avatech for the period of August 18, 2010 through March 31, 2011.

Revenues

	Nine Months Ended March 31,
	2011	2010	% change
Revenues:
Product sales	$36,509,000	$19,396,000	88.2%
Service revenue	15,342,000	12,524,000	22.5%
Commission revenue	14,062,000	6,616,000	112.5%

Total revenues	$65,913,000	$38,536,000	71.0%

Revenues. Total revenues for the nine months ended March 31, 2011 increased by $27,377,000, or 71.0%, when compared to the same period in the prior fiscal year.

Product sales increased $17,113,000, or 88.2% for the nine months ended March 31, 2011 when compared to the same period in the prior fiscal year. This increase resulted from the addition of Avatech’s results for the nine months, which contributed an estimated $9.3 million to product revenue. Additionally, Rand Worldwide’s existing business increased approximately $7.8 million from the same period in the prior fiscal year due in part to a single large sale of $2.1 million in product revenue, a $416,000 increase in the ASCENT courseware business due to an expansion of the ASCENT distribution channel, combined with economic improvements in the markets served by the Company.

Service revenues increased $2,818,000 or 22.5% for the nine months ended March 31, 2011 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the nine months contributed an estimated $4.5 million in services revenue. Without the addition of Avatech’s results, service revenues for Rand Worldwide would have decreased $1.7 million due to a $741,000 decrease resulting from exiting the PLM consulting market and $1,514,000 due to declines in e-mail archiving and data storage services. The decrease was offset slightly by increases of $570,000 in services related to the sale of Autodesk products.

Commission revenues increased $7,446,000 or 112.5% for the nine months ended March 31, 2011 when compared with the same period in the prior fiscal year. The addition of Avatech’s results for the nine months contributed an estimated $ 5.2 million of commission revenue, while Rand Worldwide’s existing business increased $2.2 million from the same period in the prior fiscal year due in part to a single large sale in December 2010, combined with economic improvements in the markets served by the Company.

Cost of Revenues and Gross Margin

	Nine Months Ended March 30,
	2011	2010	% change
Cost of revenue:
Cost of product sales	$24,377,000	$12,653,000	92.7%
Cost of service revenue	10,779,000	9,528,000	13.1%

Total cost of revenue	$35,156,000	$22,181,000	58.5%

Gross margin	$30,757,000	$16,355,000

Cost of revenue. The total cost of revenue increased $12,975,000 or 58.5%, for the nine months ended March 31, 2011 when compared to the same period in the prior fiscal year.

Cost of product sales increased 92.7% during the nine months ended March 31, 2011 when compared with the same period in the prior fiscal year, while product revenue increased 88.2%. Product costs increased at a higher rate than product revenues due to the competitive pricing environment in the Company’s primary North American markets.

Cost of service revenue increased 13.1% for the nine months ended March 31, 2011 when compared to the same period in the prior fiscal year, while service revenues increased 22.5%. The addition of Avatech’s results for the nine months contributed an estimated $3.5 million of additional service costs not incurred in the prior year. The remaining portion of Rand Worldwide’s business had offsetting cost decreases of $2.3 million as a result of reductions in force relating to the Company’s exit from the PLM consulting market totaling $1,743,000 and also from targeted workforce reductions which were part of the Company’s efforts to reduce its costs and improve margins. Cost of service revenue as a percentage of related revenue decreased to 70.3% during the nine months ended March 31, 2011 from 76.1% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 46.7% for the nine months ended March 31, 2011 was higher than the 42.4% gross margin in the same period in the prior fiscal year due to changes in revenue mix as the Company exited the underperforming PLM Consulting business and saw larger gains in product and commission revenues than in services.

Other Operating Expenses

	Nine Months Ended March 31,
	2011	2010	% change
Other operating expenses:
Selling, general and administrative	$27,503,000	$17,521,000	56.9%
Depreciation and amortization	1,305,000	817,000	59.7%

Total other operating expenses	$28,808,000	$18,338,000	57.1%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $9,982,000, or 56.9%, for the nine months ended March 31, 2011 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 41.7% for the nine months ended March, 2011, a decrease from 45.5% for the same period in the prior fiscal year. The increase in selling, general and administrative expenses is the result of $1.6 million in one-time costs associated with the merger and another $8.2 million resulting from the additional operations of Avatech. If Rand Worldwide had not merged with Avatech, its selling, general and administrative expenses would have increased by approximately $182,000, primarily due to higher commissions and variable compensation as the result of higher revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $488,000, or 59.7%, for the nine months ended March 31, 2011 when compared to the same period in the prior fiscal year. Rand Worldwide’s depreciation and amortization increased $67,000 from the prior year due to the build out of new corporate headquarters, the construction of a new company website and investment into infrastructure for the Rand Secure Archive Division. Depreciation and amortization resulting from the addition of Avatech was $421,000 for the period of August 17, 2010 to March 31, 2011, and included $186,000 of depreciation of property and equipment and $235,000 in amortization of acquired intangible assets.

Other (Expense) Income, net

	Nine Months Ended March 31,
	2011	2010	% change
Other expense, net	$(651,000)	$(1,832,000)	(64.5%)

Other (Expense) Income, net. The Company incurred $651,000 in other expense, net, during the nine months ended March 31, 2011, compared to $1,832,000 during the same period in the prior fiscal year. The addition of Avatech did not materially affect other income and expense. The decreases in other expense were due to the retirement of Rand Worldwide’s term notes.

Prior to the Merger with Avatech, Rand Worldwide had outstanding term notes totaling approximately $12.6 million held by its majority shareholder. Immediately prior to its merger with Avatech, Rand Worldwide completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party notes payable, and accrued interest thereon. As a result of the recapitalization, Rand Worldwide no longer has outstanding term Series A Redeemable Preferred Stock or term notes. Rand Worldwide incurred $165,000 and $1,466,000 of interest expense on these term notes for the nine months ended March 31, 2011 and 2010, respectively.

Income Tax Expense

	Nine Months Ended March 31,
	2011	2010	% change
Income tax expense	$126,000	$35,000	260.0%

Income Tax Expense. The Company recorded $126,000 of income tax expense from continuing operations during the nine months ended March 31, 2011, compared to $35,000 in income tax expense from continuing operations recorded for the same period in the prior fiscal year.

As of March 31, 2011, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.7 million a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2011 and 2029. As of March 31, 2011, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of March 31, 2011 the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

Liquidity and Capital Resources

The Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On December 31, 2010, certain subsidiaries of the Company entered into a combined line of credit with PNC Bank, National Association by amending the existing line of credit held by Rand Worldwide. The Company’s new line of credit permits up to $9 million of borrowing limited to 85% of aggregate eligible accounts receivable. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of March 31, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.8 million as of March 31, 2011 and had $3.3 million outstanding as of June 30, 2010. The line expires on December 31, 2012 and is secured by 65% of the stock in one of its subsidiaries and 100% of the stock of a separate subsidiary.

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

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the nine months ended March 31, 2011 increased to $366,000 from $328,000 for the same period in fiscal year 2010. The Company also acquired $2,123,000 cash as a result of the Merger.

For the nine months ended March 31, 2011, net cash used in operating activities was $348,000, compared with cash used in operating activities of $3,397,000 during the same period in fiscal year 2010. The decrease in cash used in operating activities was due mainly to an increase of $5.2 million in accounts receivable balances due to increased sales volumes. This increase was offset by increases in accounts payable and accrued compensation and decreases in prepaid expenses.

For the nine months ended March 31, 2011, the Company used cash of $735,000 in financing activities, compared with $2,975,000 for the same period in fiscal year 2010. The primary difference between periods is due to the repayment of the term notes of $5,590,000 that occurred in the prior period.

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

The terms of the Series D and E Preferred Stock are detailed in Note 10.

The Company had a working capital deficit of $328,000 at March 31, 2011, however management believes the Company’s near-term needs will be met from its available cash resources and its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2010. The agreement provides for an initial term of twelve months that, subject to certain requirements and termination rights of the parties, automatically renews on an annual basis for two additional twelve month periods. The agreement designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2011:

Twelve months ending March 31:
2012	$2,637,000
2013	1,860,000
2014	1,514,000
2015	1,091,000
2016	608,000
Thereafter	764,000

Total minimum lease payments	$8,474,000

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $156,000 as of March 31, 2011 with approximately $133,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through April 2015 and depreciation expense on this equipment was approximately $136,000 as of March 31, 2011. Future minimum payments consisted of the following at March 31, 2011:

Twelve months ending March 31:
2012	$157,000
2013	2,000
2014	2,000
2015	1,000

Total minimum lease payments	162,000
Less:
Taxes	2,000
Imputed interest	4,000

Present value of future minimum lease payments	$156,000

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. An evaluation of the effectiveness of these disclosure controls as of March 31, 2011 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Before the Merger, Rand Worldwide was a privately-held company with internal control over financial reporting that was not designed or maintained to comply in all respects with SEC Rule 13a-15, which specifies the internal control over financial reporting that public companies which have filed or been required to file a Form 10-K are required to maintain. The Company is currently in the process of integrating Rand Worldwide’s business operations into the Company’s internal control over financial reporting. In many cases, this involves designing and documenting new internal controls and procedures appropriate to the combined company.

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

RAND WORLDWIDE, INC.

Date: May 16, 2011	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation†

10.1	Employment Agreement dated March 30, 2011 between Rand Worldwide, Inc. and Marc Dulude*

31.1	Rule 15d-14(a) Certification of Chief Executive Officer†

31.2	Rule 15d-14(a) Certification of Chief Financial Officer†

32.1	Section 1350 Certifications††

*	Incorporated herein by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K, filed on April 4, 2011.
†	Filed herewith.
††	Furnished herewith.