Form 10-K
period 2011-06-30
RAND WORLDWIDE INC
filed 2011-09-28
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission file number: 001-31265

RAND WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1035353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

161 Worcester Road, Suite 401, Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 663-1400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant as of September 12, 2011 was approximately $36,313,017.

The number of shares of common stock outstanding as of September 12, 2011 was 51,922,878.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Stockholders.

This Annual Report of Rand Worldwide, Inc. on Form 10-K for the year ended June 30, 2011 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Rand Worldwide, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Rand Worldwide, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Rand Worldwide, Inc.’s business or operations. Except as required by applicable laws, Rand Worldwide, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Background

Rand Worldwide, Inc. was until January 1, 2011 known as “Avatech Solutions, Inc.” Avatech Solutions, Inc. (“Avatech”) was formed as a Delaware corporation on September 9, 1996. During fiscal years 1997 through 1999, Avatech consummated business combinations with 10 companies that provided design automation software, training, technical support, and professional services to corporations, government agencies, and educational institutions throughout the United States. In November 2002, Avatech completed a merger with PlanetCAD, Inc. (“PlanetCad”) and became a wholly owned subsidiary of PlanetCAD, after which PlanetCAD changed its name to “Avatech Solutions, Inc.” and the original Avatech Solutions, Inc. changed its name to “Avatech Solutions Subsidiary, Inc.”

On August 17, 2010, Avatech acquired the Delaware corporation then known as “Rand Worldwide, Inc.” in a reverse merger transaction that resulted in the pre-merger Rand Worldwide becoming a wholly owned subsidiary of Avatech. In connection with the merger, the pre-merger Rand Worldwide’s stockholders received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of common stock outstanding on a fully diluted basis on August 17, 2010, the merger consideration was equal to 59.3% of the total common equivalent shares at closing. Although Avatech was the legal successor in the merger, the shares of Avatech common stock issued to the pre-merger Rand Worldwide’s stockholders exceeded 50% of the outstanding shares of Avatech common stock outstanding immediately after the merger, so the pre-merger Rand Worldwide was deemed, for accounting and SEC reporting purposes, to be the continuing reporting entity, and the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements going forward will be those of Rand Worldwide. On January 1, 2011, Avatech Solutions, Inc. changed its name to “Rand Worldwide, Inc.” and changed its official stock ticker symbol from AVSO.OB to RWWI.OB.

The pre-merger Rand Worldwide, Inc. was formed in August 2007 for the purpose of allowing certain US limited partnerships associated with a domestic private investment firm to acquire, in November 2007, all of the outstanding shares of Rand A Technology Corporation which had been a publicly traded Canadian corporation. Rand Worldwide, through its subsidiary companies, carried on the business of Rand A Technology Corporation.

General

Rand Worldwide is a leader in design, engineering, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company is globally diversified with offices in the United States, Canada, Australia, Malaysia and Singapore. Rand Worldwide has over 20 years of industry experience and expertise, an extensive list of training and implementation services and long standing relationships with design technology leader Autodesk, Inc. The Company’s clients include corporations, government agencies, and educational institutions.

The Company differentiates itself from traditional product resellers through a wide range of value-added services, consisting primarily of training, technical support, professional services and courseware development. It also provides software customization, data migration, computer-aided design standards consulting, process workflow analysis, and implementation assistance for complex design environments. Its strategic focus is to provide clients a competitive advantage with technology solutions that address broad, enterprise-wide initiatives.

Rand Worldwide’s sales and service delivery network consists of approximately 249 employees operating out of 51 business offices throughout the world. The Company has an extensive sales database that contains several hundred thousand point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s ongoing strategic plan calls for it to leverage the solid core business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently, the Company plans to continue to identify and engage in diverse software and services opportunities through strategic relationship development while taking advantage of its established brand, its geographic footprint and technical expertise to accomplish its objectives. Thus, the strategic plan calls for the Company to target specific product lines that will maximize its Autodesk business, to leverage its market position and core competencies, and to grow the Services component of its business. This strategy remains unchanged after the August 2010 merger with the pre-merger Rand Worldwide except that management believes that the opportunities to execute its strategies have been greatly expanded by the combination of the two organizations.

Rand Worldwide has a software development team within its professional services group that is charged with the responsibility of developing software-based solutions for customers that improve the customers’ design workflow processes. These may include sales-oriented configuration tools or engineering-oriented automation and integration tools. The solutions often involve automating or enhancing the software products the Company sells. While focused on professional services, the team has developed a variety of small applications which are packaged and sold commercially to its customers. It is Rand Worldwide’s intention to continue the development of software applications as well as to identify new areas for commercial software development. There can be no assurance that any future sale will result in a similar amount of income to the Company.

The Company’s product sales are somewhat cyclical, and increase when the developer of a specific software product offers a new version, promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. The Company allows returns in limited situations.

Products

Substantially all of Rand Worldwide’s business consists of the sale of prepackaged software and associated services to customers. Sales are focused on the following five major product categories and associated value-added services.

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

Rand Worldwide also provides 3D laser scanning products including hardware, software, equipment rentals and training. This solution provides accurate as-builts of existing structures and facilities, resulting in a more accurate and cost effective design.

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

RAND Secure Archive. From total cost of ownership and scalability, to security and compliance, digital data archiving has become a leading IT and legal department challenge. Companies are investing time, money and resources to implement and manage complex digital data archiving systems to effectively handle massive amounts of electronic data. RAND Secure Archive offers data archiving and management solutions based on world-class technology. With RAND Secure Archive, companies can simplify the process to store, manage and search data and electronic communications enabling internal compliance with regulatory and corporate governance.

RAND Secure Archive is a fully-hosted, on-demand solution that allows for rapid eDiscovery searches, governance, legal hold and data recovery. Data is hosted on secure servers with direct data access available at all times.

ASCENT Courseware. Through its ASCENT division, the Company is the leading developer and publisher of professional training and knowledge products for engineering software applications. ASCENT courseware is distributed globally through outside distribution channels and its products are used to train thousands of people in the engineering and manufacturing fields around the world each year. ASCENT’s courseware for the Autodesk products has received Autodesk Official Training Guide (AOTG) designation.

Services

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, and symbol library development. The Company employs over 100 industry specialists who provide professional services to its design automation customers.

Rand Worldwide offers training courses in approximately 50 different subjects related to various software solutions offered at 51 training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by 86 technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

The Company provides end-user support services through its Solution Center which provides customers with access to highly-trained certified product-specific support engineers who accelerate issue resolution, live telephone and desktop support, online case management, and the ProductivityNOW Online Portal. A staff of full-time technology consultants assists customers with questions about product features, functions, usability issues, and configurations. The Solution Center offers services through multiple access levels including prepaid services, actual elapsed time, and annual support contracts.

Rand Worldwide also offers a consulting services division with a focus on using technology to fulfill strategic objectives. Typical projects target the automation and embedding of design rules, workflows, and standards into technology tools to automate processes and eliminate bottlenecks.

Markets and Competition

Design Automation. In the design automation market, Rand Worldwide focuses on providing enterprise solutions to small- and medium-sized businesses with under one billion dollars of annual revenue, primarily in the architecture, engineering, and construction (“AEC”) market and the mechanical design and manufacturing (“MFG”) market. The AEC market is comprised of design services focused on the construction of large physical assets such as buildings, roads, factories, utility companies, and commercial infrastructure projects. The MFG market is primarily focused on the design, tooling, assembly, and testing of instruments, electronic devices, machines, mechanical devices, and power-driven equipment.

While several local and regional competitors exist in the various geographic territories where the Company conducts business, it believes that it has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and that it is one of the largest commercial Autodesk resellers in the United States. One national competitor that could be compared to Rand Worldwide in scale, size, geographical reach, and target markets for the resale of Autodesk products is Tata Technologies Company (“Tata”).

Tata is a systems integrator for design automation products with offices located in fourteen countries and has headquarters in the United States, London, and India. While the Company believes that Tata has greater revenues than Rand Worldwide, the Company estimates that the Autodesk portion of Tata’s business is less than its Autodesk business.

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

On February 1, 2010, certain subsidiaries of Rand Worldwide entered into renewable Value Added Reseller Agreements with Autodesk. The renewable agreements have a term of three years but provide targets for a one-year period. Under these agreements, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products and identifies targets for the upcoming year. The territories for such authorizations include the authorization to sell various Autodesk products in parts of the United States and Australia and in all of Canada, Malaysia and Singapore. The Company must achieve yearly minimum purchase requirements from the sale of Autodesk’s various software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2011, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $58.4 million.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States, Canada, Australia, Malaysia and Singapore. In the fiscal year ended June 30, 2011, the revenues generated by our top ten customers represented approximately ten percent of consolidated revenues, and no single customer accounted for five percent or more of our consolidated revenues.

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

Rand Worldwide owns several federally registered trademarks, and has other trademark applications pending, but has no patents or patent applications pending. This Annual Report contains trademarks and trade names of Rand Worldwide and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Employees

At June 30, 2011, the Company had 378 employees, of which 372 are full-time employees including 30 at our Owings Mills, Maryland office and 13 at our Framingham, Massachusetts office, which offices constitute our corporate headquarters and house a training facility and some sales and technical personnel. Other employees are located in 49 other offices throughout the United States, Canada, Australia, Malaysia and Singapore. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

Rand Worldwide maintains an Internet site at http://rand.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. The Company’s executive offices are located at 161 Worcester Road, Suite 401, Framingham, Massachusetts 01701 and its telephone number is (508) 663-1400.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company has corporate offices in Framingham, Massachusetts and Owings Mills, Maryland with leases for 10,127 and 13,430 square feet that expire on October 31, 2015 and September 30, 2011, respectively. A five-year lease on a new 10,179 square foot office in Owings Mills will begin on October 1, 2011 at which time the current Owings Mills office will relocate. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Domestic Locations	Square Footage	Term
California—Newport Beach	948	10/31/2013
Colorado—Greenwood Village	7,462	12/31/2011
Florida—Maitland	3,425	10/31/2014
Florida—Tampa	4,103	3/31/2014
Illinois—Chicago	2,095	10/31/2017
Illinois—Rolling Meadows	3,440	4/30/2015
Indiana—Indianapolis	3,129	4/30/2013
Iowa—Cedar Rapids	2,456	10/31/2014
Iowa—Des Moines	3,027	10/31/2014
Michigan—Grandville	700	2/28/2012
Michigan—Troy	5,090	3/31/2014
Minnesota—St. Paul	2,725	3/31/2012
Nebraska—Omaha	5,473	8/31/2013
New Hampshire—Bedford	2,843	1/31/2016
New Mexico—Albuquerque	2,490	7/31/2012
New York—Albany	2,027	5/31/2015
New York—Buffalo	1,875	9/30/2013
New York—New York	1,741	5/31/2012
New York—Syracuse	1,280	11/30/2011
North Carolina—Charlotte	2,093	5/31/2016

North Carolina—Morrisville	3,671	11/30/2011
Ohio—Cleveland	11,452	3/31/2012
Ohio—Columbus	1,152	2/28/2013
Ohio—Toledo	435	4/30/2012
Ohio—Vandalia	1,567	10/31/2016
Oregon—Portland	3,147	10/31/2015
Texas—Houston	3,384	12/31/2013
Texas—Irving	4,588	4/30/2013
Utah—Murray City	2,870	5/31/2015
Virginia—Charlottesville	984	2/28/2013
Virginia—Richmond	1,832	9/30/2015
Virginia—Virginia Beach	5,887	10/31/2014
Washington—Seattle	3,621	10/31/2015
Wisconsin—Milwaukee	1,909	4/30/2016

International Locations	Square Footage	Term
Alberta—Calgary, CA	4,239	4/30/2014
Alberta—Edmonton, CA	3,075	7/31/2012
British Columbia—Richmond, CA	3,114	9/30/2011
Manitoba—Winnipeg, CA	1,517	10/31/2012
Nova Scotia—Halifax, CA	1,850	12/31/2011
Ontario—London, CA	900	2/28/2013
Ontario—Mississauga, CA	12,063	9/30/2019
Ontario—Nepean, CA	955	8/31/2014
Quebec—Montreal, CA	3,785	12/31/2011
Saskatchewan—Regina, CA	280	12/31/2013
Saskatchewan—Saskatoon, CA	3,360	11/30/2015
Kuala Lumpur—Bikit Jalil, MA	1,250	1/31/2013
Singapore—Singapore, SI	2,725	4/30/2013
South Australia—North Adelaide, AU	1,964	6/30/2012
Victoria—Mount Waverley, AU	2,018	9/15/2011

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

Market Price Data

Rand Worldwide’s common stock is not heavily traded. Trades are affected in privately-negotiated transactions and by certain broker-dealers, who make a market in the common stock through the OTCQB Market operated by the OTC Markets Group, Inc. Market information for the Company’s common stock may be found at the OTC Markets Group, Inc.’s Internet website, www.otcmarkets.com, under the symbol “RWWI”. The information contained in or accessed through that website is not part of this Annual Report or incorporated herein by reference. The following table sets forth, to the best knowledge of the Company, the high and low bid quotations per share, rounded to the nearest whole cent, as available through the OTCQB Market for each quarterly period within the two most recent fiscal years. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions. There may have been additional transactions during these periods of which the Company is not aware.

Period	High	Low
Fiscal Year Ended June 30, 2011
First Quarter	$0.70	$0.26
Second Quarter	0.75	0.26
Third Quarter	0.60	0.44
Fourth Quarter	0.85	0.26

Fiscal Year Ended June 30, 2010
First Quarter	$0.60	$0.30
Second Quarter	0.56	0.26
Third Quarter	0.95	0.26
Fourth Quarter	1.02	0.26

Recent Closing Prices

On September 12, 2011, the closing price for our common stock as reported on the OTCQB Market was $0.75.

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

For the year ended June 30, 2011, dividends totaling $145,000 were paid to the holders of the Series D Stock and Series E Stock. There were no dividends paid for the year ended October 31, 2009 or the eight months ended June 30, 2010.

Number of Stockholders

As of September 12, 2011, there were 1,454 holders of record of the Company’s common stock, 11 holders of Series D Stock, and 26 holders of Series E Stock.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2011, the Company did not purchase any shares of its common stock.

Sales of Unregistered Equity Securities

On August 17, 2011, the Company sold equity securities that were not registered under the Securities Act of 1933, as amended, and information about such sales was included in the Company’s Current Report on Form 8-K that was filed with the SEC on that date. The Company did not sell any other unregistered equity securities during fiscal year 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Rand Worldwide is a leading provider of design automation and data management solutions for the manufacturing, building design, engineering, infrastructure and facilities management markets. The Company also specializes in technical support, training, and consulting aimed at improving design and documentation efficiencies and the seamless integration of workflow processes. This combination of technology solutions and services enables customers to enhance productivity, profitability, and competitive position.

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

-	Maintain and profitably grow its strong position in the Autodesk software economy.

-	Profitably grow its consulting and services business by leveraging its experts in design engineering.

-	Acquire or license and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

Critical Accounting Policies

The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that impact the consolidated financial statements are those that relate to software revenue recognition, estimates of bad debts, income taxes and recoverability of goodwill and purchased intangible assets. All of these critical accounting policies are discussed with and reviewed by the Company’s Audit Committee on a periodic basis. Presented below is a description of the accounting policies that management believes are most critical to an understanding of the consolidated financial statements.

Software Revenue Recognition- The Company derives most of its revenue from the resale of packaged software products, and, historically, the Company has not experienced significant customer returns. Rand Worldwide earns service revenue from training and other professional services, which often are related to the products that are sold but are not essential to the functionality of the software. Annual support contracts are also offered to customers for the software products that are sold, or the Company offers maintenance and support services under hourly billing arrangements.

Revenue from software arrangements is recognized in accordance with the provisions of ASC 985 (previously American Institution of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. The Company determines whether criteria (3) and (4) have been satisfied based on its judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine these criteria are not met. In the past, it has not been necessary to adjust reported revenues due to changes in conditions, and the Company continues to evaluate current conditions that may affect the nature and timing of our revenue recognition.

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after July 1, 2010. Under the new standards, we allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (VSOE) if available; third party evidence (TPE) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements. The adoption of new guidance did not result in a material impact to the financial statements for fiscal year 2011.

Bad Debts- The Company maintains an allowance for doubtful accounts for estimated losses which may result from the inability of customers to pay for purchased products and services or for disputes that affect the ability to fully collect accounts receivable. Rand Worldwide estimates this allowance by reviewing the status of past-due accounts and records general reserves based on historical bad debt expense. Accounts are considered past due based on the payment terms as stated on the invoice. Actual experience has not varied significantly from estimates; however, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to pay for products or services, there may be a need to record additional allowances in future periods. To mitigate this risk, the Company performs ongoing credit evaluations of its customers.

Income Taxes- Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against the net deferred tax assets is recorded if based upon the weight of available evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or range of loss can be reasonably estimated. The Company records liabilities for uncertain tax positions in accordance with ASC 740-10 Income Taxes (FIN 48).

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under ASC 350 (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets). ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Management considers the Company to be a single reporting unit; accordingly, all of the goodwill is associated with the entire company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require the Company to write down the value of goodwill and record an expense for an impairment loss. Management’s analysis of the recoverability of goodwill as of June 30, 2011 determined that there was no need for any write downs of its assets.

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

Service Revenue- Rand Worldwide provides services in the form of training, consulting services, software development, custom courseware development and technical support to its customers. Rand Worldwide employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its RAND Secure Archive Division.

Commission Revenue- The Company offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because Rand Worldwide does not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, the Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, and personalized web support direct from Autodesk.

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 (previously EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent).

Rand Worldwide also generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers “major accounts.” Autodesk designates these customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major account customers; however, software products are shipped directly from Autodesk to the customers. Rand Worldwide receives commissions upon shipment of the products from Autodesk to the customer based on the product sales price.

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

Depreciation and Amortization Expenses- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. Rand Worldwide leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2011 was $676,000. Total depreciation expense for the year ended June 30, 2011 was $1,101,000.

Interest Expense- For the year ended June 30, 2011, interest expense consisted of interest on capital lease obligations and borrowings from lines of credit.

Selected Revenue Information for Years Ended June 30, 2011 and October 31, 2009

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

As noted above, Avatech Solutions, Inc. merged with Rand Worldwide, Inc. on August 17, 2010 and changed its name to “Rand Worldwide, Inc.” on January 1, 2011. Although Avatech was the legal successor in that merger, Rand Worldwide was considered to be the continuing entity for financial statement reporting purposes. Accordingly, the results discussed below for the year ended October 31, 2009 are those of the pre-merger Rand Worldwide while the results for the year ended June 30, 2011 include Rand Worldwide for the full year and Avatech Solutions since August 17, 2010, the date of the merger.

	Years ended
	June 30, 2011	October 31, 2009
Revenue:
Product sales	55.7%	47.9%
Service revenue	23.2%	30.5%
Commission revenue	21.1%	21.6%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	37.4%	32.3%
Cost of service revenue	15.9%	25.9%

Total cost of revenue	53.3%	58.2%

Gross margin	46.7%	41.8%

Other operating expenses:
Selling, general and administrative	41.5%	43.1%
Depreciation and amortization	2.0%	2.5%
Restructuring charges	0.0%	3.3%

Total other operating expenses	43.5%	48.9%

Operating income (loss)	3.2%	(7.1)%

Other income (expense):
Interest expense	(0.6)%	(3.9)%
Currency exchange gains (losses)	(0.3)%	0.1%
Other income (expense)	(0.1)%	0.0%

Income (loss) from continuing operations before income taxes	2.2%	(10.9)%

Income tax expense (benefit)	0.2%	(0.7)%

Income (loss) from continuing operations	2.0%	(10.2)%

Year Ended June 30, 2011 Compared to Year Ended October 31, 2009

Revenue

	Years ended		% change
	June 30, 2011	October 31, 2009
Revenue:
Product sales	$49,678,000	$25,522,000	94.6%
Service revenue	20,678,000	16,236,000	27.4%
Commission revenue	18,836,000	11,505,000	63.7%

Total Revenue:	$89,192,000	$53,263,000	67.5%

Revenue: Total revenue for the year ended June 30, 2011 increased by $35.9 million or 67.5% when compared to the year ended October 31, 2009.

Product sales increased by $24.2 million or 94.6% for the year ended June 30, 2011 when compared to the year ended October 31, 2009. This increase resulted from the addition of Avatech’s results, which contributed an estimated $16.4 million to product revenue. Additionally, Rand Worldwide’s existing business increased approximately $7.7 million when compared to the year ended October 31, 2009 due in part to a single large sale of $2.1 million in product revenue, changes in the sales compensation plans which place a greater sales emphasis on new product sales, combined with economic improvements in the markets served by the Company.

Service revenues increased $4.4 million or 27.4% for the year ended June 30, 2011 when compared to the year ended October 31, 2009. The addition of Avatech’s results contributed an estimated $7.3 million in service revenue. Without the addition of Avatech’s results, service revenues for Rand Worldwide would have decreased $2.8 million as a result of Company’s exit from the Product Life Cycle Management (“PLM”) consulting market combined with declines in e-mail archiving and data storage services.

Commission revenues increased $7.3 million or 63.7% for the year ended June 30, 2011 when compared to the year ended October 31, 2009. The addition of Avatech’s results contributed an estimated $8.5 million of commission revenue, while Rand Worldwide’s existing business decreased $1.2 million. The $1.2 million decrease in existing business was the result of decreased margin rates due to pricing changes instituted by the Company’s primary vendor, Autodesk, in February of 2010 whereby the cost of subscription renewal contracts increased relative to its list price. Additionally, the Company began a program to outsource many of the smaller subscription contract renewal sales to a third party allowing the Company to focus its sales efforts on the more profitable new product business but also resulting in reduced gross margins on subscription renewals. The reduced gross margin on subscription contracts resulted in lowered commission revenues because subscription contracts are reported net of cost.

Cost of Revenue

	Years ended		% change
	June 30, 2011	October 31, 2009
Cost of revenue:
Cost of product sales	$33,361,000	$17,199,000	94.0%
Cost of service revenue	14,152,000	13,802,000	2.5%

Total cost of revenue	$47,513,000	$31,001,000	53.3%

Gross margin	$41,679,000	$22,262,000	87.2%

Cost of Revenue: Total cost of revenue increased by $16.5 million or 53.3% for the year ended June 30, 2011 when compared to the year ended October 31, 2009.

Cost of product sales increased 94.0% while product sales increased 94.6% during the year ended June 30, 2011 when compared to the year ended October 31, 2009. Product costs increased at a lower rate than product revenues due to larger rebates received from vendors as a result of the Company exceeding its sales targets.

Cost of service revenue increased by $350,000, or 2.5%, while service revenue increased by 27.4% during the year ended June 30, 2011 when compared to the year ended October 31, 2009. The addition of Avatech’s results contributed an estimated $5.1 million of additional service costs not incurred in the prior year. The remaining portion of Rand Worldwide’s business had offsetting cost decreases of $4.8 million as a result of reductions in force relating to the Company’s exit from the PLM consulting market and from targeted workforce reductions which were part of the Company’s efforts to reduce its costs and improve its margins. Thus, total cost of service revenue as a percentage of related revenue decreased to 68.4% during the year ended June 30, 2011 from 85.0% during the year ended October 31, 2009.

Gross Margin: The Company’s overall gross margin percentage of 46.7% for the year ended June 30, 2011 was higher than the 41.8% gross margin for the year ended October 31, 2009 due to changes in revenue mix as the Company exited the underperforming PLM Consulting business and saw larger gains in product and commission revenues than in services.

Other Operating Expenses

	Years ended		% change
	June 30, 2011	October 31, 2009
Other operating expenses:
Selling, general and administrative	$37,022,000	$22,942,000	61.4%
Depreciation and amortization	1,777,000	1,333,000	33.3%
Restructuring charge	—	1,740,000	(100.0)%

Total other operating expenses	$38,799,000	$26,015,000	49.1%

Selling, General and Administrative: Selling, general and administrative expenses for the year ended June 30, 2011 were approximately $37.0 million, compared to $22.9 million for the year ended October 31, 2009, an increase of $14.1 million or 61.4%. The increase in selling, general and administrative expenses included $11.6 million resulting from the additional operations of Avatech, $1.9 million in one-time costs associated with the merger and another $900,000 in increased costs primarily due to higher commissions and variable compensation as the result of higher revenues.

Depreciation and Amortization: Depreciation and amortization expenses for the year ended June 30, 2011 increased $444,000 over the year ended October 31, 2009. Depreciation and amortization resulting from the addition of Avatech was approximately $590,000 for the period of August 17, 2010 to June 30, 2011, and included $260,000 of depreciation of property and equipment and $330,000 in amortization of acquired intangible assets. Depreciation and amortization expense would have decreased by approximately $146,000 if the Company had not merged with Avatech.

Restructuring Charges: During the year ended October 31, 2009, the Company implemented a series of restructuring activities to right-size operations, relocate corporate headquarters from Canada to the United States and reduce overall expenses. As a result of these actions, employee headcount was reduced by approximately 150 employees and the Company incurred significant severance-related expenses. These expenses, along with a lesser amount of charges related to facility closures, have been classified as restructuring activities in the Company’s statement of operations.

Other Income (Expense)

	Years ended		% change
	June 30, 2011	October 31, 2009
Other income (expense):
Interest expense	$(522,000)	$(2,049,000)	(78.3)%
Currency exchange gains (losses)	(244,000)	40,000	(710.0)%
Other expense	(95,000)	—	(100.0)%

Total other income (expense)	$(861,000)	$(2,009,000)	(57.1)%

Other Income (Expense): Other income (expense) includes interest expense arising from the Company’s borrowings and recognized foreign exchange gains and losses. The addition of Avatech did not materially affect other income (expense). The decreases in other expense were due to the retirement of Rand Worldwide’s term notes.

Interest expense decreased $1.9 million or 78.3% for the twelve months ended June 30, 2011 compared with the twelve months ended October 31, 2009 due primarily to the August 2010 recapitalization which had the effect of exchanging the outstanding related-party term notes with common stock as described in Note 19.

The Company incurred $244,000 of currency exchange losses during the year ended June 30, 2011 compared with $40,000 of gains for the twelve months ended October 31, 2009. The losses were mainly due to the Canadian Dollar gaining strength over the US Dollar, causing Canadian net assets to decrease in value as reported in US dollars.

Other expense for the twelve months ended June 30, 2011 consisted mainly of non-recurring adjustments, including a loss related to the discontinuation of a subsidiary and an adjustment to the fair value of an intangible asset.

Income Tax Expense (Benefit)

	Years ended		% change
	June 30, 2011	October 31, 2009
Income tax expense (benefit)	$186,000	$(348,000)	(153.4)%

Income Tax Expense (Benefit): The Company recorded tax expense of $186,000 for the year ended June 30, 2011 versus an income tax benefit of $348,000 for the year ended October 31, 2009.

As of June 30, 2011, the Company had US federal net operating loss carryforwards available to reduce future taxable income of approximately $22 million, a portion of which may be limited under Internal Revenue Code Section 382. Because of this limitation, approximately $6.6 million net operating losses are expected to expire before being utilized. For the tax year ended June 30, 2011, approximately $3.8 million net operating loss carryforwards are projected to be utilized to offset taxable income.

In addition, as of June 30, 2011, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of June 30, 2011, the Company has maintained the valuation allowance of its net deferred tax assets of approximately $17 million in all jurisdictions including the United States, due to an insufficient history of profitable quarters. The valuation allowance is evaluated quarterly to determine the appropriate allowance amount.

Selected Revenue Information for Eight Months Ended June 30, 2010 and 2009 (unaudited)

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Eight months ended June 30,
	2010	2009
		(unaudited)
Revenue:
Product sales	51.6%	52.4%
Service revenue	30.7%	33.6%
Commission revenue	17.7%	14.0%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	34.2%	32.5%
Cost of service revenue	23.2%	28.7%

Total cost of revenue	57.4%	61.2%

Gross margin	42.6%	38.8%

Other operating expenses:
Selling, general and administrative	47.5%	41.2%
Depreciation and amortization	2.2%	3.0%
Restructuring charges	2.0%	2.5%

Total other operating expenses	51.7%	46.7%

Operating loss	(9.1)%	(7.9)%

Other income (expense):
Interest expense	(3.9)%	(2.8)%
Currency exchange gains (losses)	(0.2)%	0.0%
Other income (expense)	4.9%	0.0%

Loss from continuing operations before income taxes	(8.3)%	(10.7)%

Income tax expense	0.0%	0.0%

Loss from continuing operations	(8.3)%	(10.7)%

Eight Months Ended June 30, 2010 Compared to Eight Months Ended June 30, 2009

Revenue

	Eight months ended June 30,		% change
	2010	2009
	(unaudited)
Revenue:
Product sales	$16,869,000	$19,584,000	(13.9)%
Service revenue	10,055,000	12,551,000	(19.9)%
Commission revenue	5,786,000	5,250,000	10.2%

Total Revenue:	$32,710,000	$37,385,000	(12.5)%

Revenue: Total revenue of the eight month period ended June 30, 2010 decreased by $4.7 million, or 12.5%, as compared to the prior fiscal period. The markets served by the Company’s offerings were impacted by the economic recession, which decreased both product and service revenue when compared to the same period of the previous year. In addition, in conjunction with its restructuring activities, the Company exited certain aspects of its Rand Professional Services (“RPS”) consulting business, which reduced service revenue for the eight months ended June 30, 2010. The Company experienced an increase in commission revenue as a result of various programs launched by Autodesk to entice the users of their software to update their previously purchased software.

Cost of Revenue

	Eight months ended June 30,		% change
	2010	2009
		(unaudited)
Cost of revenue:
Cost of product sales	$11,199,000	$12,130,000	(7.7)%
Cost of service revenue	7,592,000	10,746,000	(29.4)%

Total cost of revenue	$18,791,000	$22,876,000	(17.9)%

Gross margin	$13,919,000	$14,509,000	(4.1)%

Cost of Revenue: Total cost of revenue during the eight month period ended June 30, 2010 decreased by $4.1 million or 17.9% as compared to the same period of the prior fiscal year. Cost of product sales decreased by $931,000, or 7.7%, a result of the aforementioned decrease in product revenue, partially offset by increased sales rebates received from Autodesk. Cost of service revenue decreased by $3.1 million, or 29.4%, primarily due to reductions in the technical workforce pursuant to the Company’s restructuring activities.

Gross Margin: The Company’s gross margin percentage for the eight months ended June 30, 2010, was 42.6%, compared to 38.8% in the same period of the prior fiscal year. The improved gross margin was primarily a result of the reduction of costs resulting from the Company’s restructuring activities, which improved the gross margin on services revenue from 14.4% to 24.5%. In addition, the Company’s commission revenues represented a higher proportion of total revenues resulting in a favorable revenue mix and a higher gross margin.

Other Operating Expenses

	Eight months ended June 30,		% change
	2010	2009
		(unaudited)
Other operating expenses:
Selling, general and administrative	$15,529,000	$15,401,000	0.8%
Depreciation and amortization	733,000	1,105,000	(33.7)%
Restructuring charge	665,000	957,000	(30.5)%

Total other operating expenses	$16,927,000	$17,463,000	(3.1)%

Selling, General and Administrative: Selling, general and administrative expenses during the eight month period ended June 30, 2010 increased $128,000, or 0.8%, when compared to the same period of the previous year. For the eight months ended June 30, 2010, the Company incurred a $350,000 charge in relation to the settlement of an outstanding legal matter, the impact of which was partially offset by reduced compensation expense, a result of savings realized from reductions in workforce pursuant to the Company’s restructuring.

Depreciation and Amortization: Depreciation and amortization during the eight month period ended June 30, 2010 decreased $372,000 (or 33.7%) when compared to the same period of the previous year. The decrease was a result of reduced amortization charges related to acquired customer relationships. The amortization methodology for that intangible asset resulted in progressively lower charges over its useful life.

Restructuring Charge: The Company implemented a series of restructuring activities to right-size operations, relocate corporate headquarters from Canada to the United States and to reduce overall expenses. As a result of these actions, the Company incurred significant severance-related expenses in both fiscal periods. These expenses, along with a lesser amount of charges related to facility closures, have been classified as restructuring activities in the Company’s statement of operations.

Other Income (Expense)

	Eight months ended June 30,		% change
	2010	2009
		(unaudited)
Other income (expense):
Interest expense	$(1,260,000)	$(1,033,000)	22.0%
Currency exchange losses	(51,000)	(6,000)	750.0%
Other income (expense)	1,600,000	(22,000)	(7,372.7)%

Total other income (expense)	$289,000	$(1,061,000)	(127.2)%

Other Income (Expense): Other income (expense) includes interest expense arising from the Company’s borrowings and recognized currency gains and losses and other income (expense). Interest expense during the eight month period ended June 30, 2010 increased compared to the prior year period as a result of an increase in the interest rate on amounts outstanding under the Company’s term loan agreements. The Company’s term loan agreements included a clause that retroactively increased the interest rate of the loan from 10% to 12% if the loan remained unpaid as of September 30, 2009. As the Company had approximately $11.2 million of principal outstanding under these term loans as of that date, the clause became effective, contributing to a significant increase in interest expense between the fiscal periods. As a result of the merger with Avatech, the term loans and obligations to repay the principal and related interest are no longer outstanding. Interest expense related to the Company’s revolving line of credit, which is still outstanding subsequent to the Merger, was $173,000 and $0, in the eight months ended June 30, 2010 and 2009, respectively.

In the eight months ended June 30, 2010, the Company sold its 30% ownership interest in Rand North America (“RNA”) for $1.6 million. RNA, a joint venture between the Company and Dassault Systems S. A., was established in 2004 and had no carrying value. The proceeds from the sale were recorded as “other income” and there were no associated disposal costs.

Income Tax Expense

	Eight months ended June 30,		% change
	2010	2009
		(unaudited)
Income tax expense	$35,000	$20,000	75.0%

Income Tax Expense: The Company recorded tax expense of approximately $20,000 during the eight months ended June 30, 2009, primarily related to state income taxes, representing an effective tax rate of less than 1%. In the eight months ended June 30, 2010, the Company recorded an expense of approximately $35,000, primarily related to state income taxes, representing an effective tax rate of approximately 1%.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term and long-term debt arrangements.

On December 31, 2010, the Company entered into a new line of credit with PNC Bank, National Association by amending the existing line of credit held by Rand Worldwide. The Company’s new line of credit permits up to $9 million of borrowing limited to 85% of aggregate eligible accounts receivable. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of June 30, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.9 million as of June 30, 2011 and had $3.3 million outstanding as of June 30, 2010. The line expires on December 31, 2012 and is secured by 65% of the stock in one of its subsidiaries and 100% of the stock of a separate subsidiary.

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

For the year ended June 30, 2011, net cash used in operating activities from continuing operations was $955,000, compared with cash used in operating activities of $6,798,000 and $37,000 during the year ended October 31, 2009 and the eight months ended June 30, 2010, respectively. The decrease in cash used in operating activities from the year ended October 31, 2009 to the year ended June 30, 2011 was due mainly to the increased net income of the Company. There were some offsetting changes such as increased accounts receivable as a result of increased revenues.

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the year ended June 30, 2011 increased to $523,000 from $498,000 when compared to the year ended October 31, 2009 and decreased from $902,000 when compared to the eight months ended June 30, 2010. The Company also acquired $2,123,000 cash as a result of the merger.

For the year ended June 30, 2011, cash provided by financing activities was $325,000 compared to $1,397,000 of cash provided by financing activities during the year ended October 31, 2009 and $741,000 of cash used in financing activities during the eight months ended June 30, 2010. The year ended October 31, 2009 had a $1.4 million increase in borrowings as a result of making a net pay down of $2,653,000 of related-party debt and net increased borrowings under line of credit of $4,026,000. The year ended June 30, 2011 had a $614,000 increase in borrowings under line of credit while the eight months ended June 30, 2010 had a $701,000 decrease in borrowings under the line of credit.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2011 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the Company’s last fiscal year, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2011. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the sections of the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) entitled, “ELECTION OF DIRECTORS (Proposal 1)”, “EXECUTIVE OFFICERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the sections of the Proxy Statement entitled “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of June 30, 2011, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	3,522,253	$0.81	193,921
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,522,253	$0.81	193,921

(1)	This amount represents shares of stock that may be issued under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate.

All other information required by this item is contained in the section of the Proxy Statement entitled, “BENEFICIAL OWNERSHIP OF VOTING SECURITIES OF RAND WORLDWIDE, INC.” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections of the Proxy Statement entitled, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section of the Proxy Statement entitled, “ACCOUNTING FEES AND SERVICES” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2).    List of Financial Statements and Schedules.

(c). Financial Statement Schedule—Schedule II

Rand Worldwide, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions			Deductions – describe		Balance at end of period
		Charged to costs and expenses	Charged to other accounts – describe
Year Ended June 30, 2011:
Deducted from assets accounts:
Allowance for doubtful accounts	$390,000	$205,000	$146,000	(1)	$(134,000	)(2)	$607,000
Valuation allowance for net deferred tax assets	$18,966,000	$(439,000)	$(1,165,000	)(3)	$—		$17,362,000

Eight Months Ended June 30, 2010:
Deducted from assets accounts:
Allowance for doubtful accounts	$215,000	$238,000	$—		$(63,000	)(2)	$390,000
Valuation allowance for net deferred tax assets	$16,577,000	$—	$2,389,000	(4)	$—		$18,966,000

Year Ended October 31, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$363,000	$14,000	$—		$(162,000	)(2)	$215,000
Valuation allowance for net deferred tax assets	$16,751,000	$—	$(174,000	)(4)	$—		$16,577,000

(1)	Addition of Avatech of $145,000 and foreign currency translation adjustment of $1,000
(2)	Uncollectible accounts written off, net of recoveries
(3)	Increase (decrease) in valuation allowance, net of temporary differences of $(1,262,000) and addition of Avatech of $97,000
(4)	Increase (decrease) in valuation allowance, net of temporary differences

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

RAND WORLDWIDE, INC.

Date: September 28, 2011	By:	/s/ Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Charpie	By:	/s/ George M. Davis
	Director September 28, 2011		Director September 28, 2011

By:	/s/ Marc L. Dulude	By:	/s/ Eugene J. Fischer
	Director and Chief Executive Officer (Principal Executive Officer) September 28, 2011		Director September 28, 2011

By:	/s/ Suzanne MacCormack	By:	/s/ Manu Parpia
	Director September 28, 2011		Director September 28, 2011

By:	/s/ Lawrence Rychlak	By:	/s/ Charles D. Yie
	President and Chief Financial Officer (Principal Financial and Accounting Officer) September 28, 2011		Director September 28, 2011

FINANCIAL STATEMENTS

Rand Worldwide, Inc. and Subsidiaries

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective.

September 28, 2011

/s/ Marc L. Dulude	/s/ Lawrence Rychlak
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rand Worldwide, Inc.

We have audited the consolidated balance sheet of Rand Worldwide, Inc. and Subsidiaries as of June 30, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2011. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Rand Worldwide, Inc. is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of Rand Worldwide, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and Subsidiaries as of June 30, 2011 and the consolidated results of their operations and their cash flows for the year ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rand Worldwide, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and its subsidiaries at June 30, 2010 and October 31, 2009 and the results of their operations and their cash flows for the eight months ended June 30, 2010 and the year ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 15, 2010, except for the segment information in Note 18, as to which the date is March 24, 2011, and except for the effects of the reverse merger discussed in Note 2, as to which the date is September 28, 2011.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,		October 31, 2009
	2011	2010
Assets
Current assets:
Cash	$2,631,000	$1,198,000	$1,168,000
Accounts receivable, less allowance of $607,000, $390,000 and $215,000 in 2011, 2010 and 2009, respectively	20,112,000	8,203,000	10,358,000
Accounts receivable from related parties	—	—	627,000
Income tax receivable	87,000	—	—
Other receivables	816,000	433,000	318,000
Inventory	132,000	152,000	106,000
Prepaid expenses and other current assets	926,000	1,030,000	1,129,000

Total current assets	24,704,000	11,016,000	13,706,000

Property and equipment:
Computer software and equipment	6,918,000	3,623,000	2,964,000
Office furniture and equipment	1,818,000	430,000	349,000
Leasehold improvements	647,000	380,000	201,000

	9,383,000	4,433,000	3,514,000
Less accumulated depreciation and amortization	(7,628,000)	(2,610,000)	(2,150,000)

	1,755,000	1,823,000	1,364,000
Customer list, net of accumulated amortization of $5,570,000, $5,335,000 and $5,145,000 in 2011, 2010 and 2009, respectively	3,345,000	569,000	759,000
Goodwill	15,240,000	7,232,000	7,201,000
Trade name, net of accumulated amortization of $802,000, $362,000 and $276,000 in 2011, 2010 and 2009, respectively	3,129,000	920,000	1,006,000
Intellectual assets, net of accumulated amortization of $1,324,000, $1,175,000 and $882,000 in 2011, 2010 and 2009, respectively	—	149,000	442,000
Other assets	403,000	406,000	441,000

Total assets	$48,576,000	$22,115,000	$24,919,000

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,		October 31, 2009
	2011	2010
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Borrowings under line of credit	$3,939,000	$3,325,000	$4,026,000
Accounts payable and accrued expenses	13,698,000	8,772,000	7,814,000
Accrued compensation and related benefits	2,455,000	1,219,000	1,430,000
Deferred revenue	4,017,000	2,582,000	3,454,000
Income taxes payable	—	34,000	381,000
Obligations under capital leases	77,000	55,000	50,000
Related party term notes	—	6,576,000	3,540,000

Total current liabilities	24,186,000	22,563,000	20,695,000

Long-term liabilities:
Deferred tax liability	1,690,000	—	—
Obligations under capital leases	28,000	35,000	74,000
Related party term notes	—	6,061,000	8,066,000
Other long term liabilities	—	114,000	160,000

Total liabilities	25,904,000	28,773,000	28,995,000
Commitments and contingencies (Note 13)

Series A redeemable preferred stock, $0.001 par value; 31,858,922 shares authorized; 31,000,000 shares issued and outstanding; liquidation preference of $38,086 at June 30, 2010 (Note 5)	—	38,086,000	36,158,000

Stockholders’ equity (deficit):
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at June 30, 2011	11,000	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 51,882,678 at June 30, 2011 and 34,232,682(1) at June 30, 2010 and October 31, 2009	519,000	342,000	342,000
Additional paid-in capital	64,864,000	—	—
Accumulated deficit	(44,065,000)	(45,860,000)	(41,211,000)
Accumulated other comprehensive income	1,343,000	774,000	635,000

Total stockholders’ equity (deficit)	22,672,000	(44,744,000)	(40,234,000)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$48,576,000	$22,115,000	$24,919,000

See accompanying notes.

(1)	The common stock shares for the year ended October 31, 2009 and the eight months ended June 30, 2010 have been restated to reflect the shares issued as part of the merger.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Revenues:
Product sales	$49,678,000	$25,522,000	$16,869,000
Service revenue	20,678,000	16,236,000	10,055,000
Commission revenue	18,836,000	11,505,000	5,786,000

Total revenue	89,192,000	53,263,000	32,710,000

Cost of revenue:
Cost of product sales	33,361,000	17,199,000	11,199,000
Cost of service revenue	14,152,000	13,802,000	7,592,000

Total cost of revenue	47,513,000	31,001,000	18,791,000

Gross margin	41,679,000	22,262,000	13,919,000
Other operating expenses:
Selling, general and administrative	37,022,000	22,942,000	15,529,000
Depreciation and amortization	1,777,000	1,333,000	733,000
Restructuring charges	—	1,740,000	665,000

Total operating expenses	38,799,000	26,015,000	16,927,000

Operating income (loss)	2,880,000	(3,753,000)	(3,008,000)
Other income (expense):
Interest expense	(522,000)	(2,049,000)	(1,260,000)
Currency exchange gains (losses)	(244,000)	40,000	(51,000)
Other income (expense)	(95,000)	—	1,600,000

	(861,000)	(2,009,000)	289,000

Income (loss) from continuing operations before income taxes	2,019,000	(5,762,000)	(2,719,000)
Income tax expense (benefit)	186,000	(348,000)	35,000

Income (loss) from continuing operations	1,833,000	(5,414,000)	(2,754,000)
Loss from discontinued operations, net of tax	—	(860,000)	—
Gain on sale of discontinued operations, net of tax	—	2,914,000	—

Net income (loss)	$1,833,000	$(3,360,000)	$(2,754,000)

Net income (loss) from continuing operations	$1,833,000	$(5,414,000)	$(2,754,000)
Preferred stock dividends	(515,000)	(2,678,000)	(1,928,000)

Net income (loss) from continuing operations available to common stockholders	$1,318,000	$(8,092,000)	$(4,682,000)

Income (loss) per common share from continuing operations, basic	$0.03	$(0.24)	$(0.14)
Income per common share from discontinued operations, basic	—	0.06	—

Income (loss) per common share, basic	$0.03	$(0.18)	$(0.14)

Income (loss) per common share from continuing operations, diluted	$0.03	$(0.24)	$(0.14)
Income per common share from discontinued operations, diluted	—	0.06	—

Income (loss) per common share, diluted	$0.03	$(0.18)	$(0.14)

Shares used for computing income (loss) per common share
Weighted average shares used in computation—basic	49,585,611	34,232,682 (1)	34,232,682 (1)
Weighted average shares used in computation—diluted	49,696,443	34,232,682 (1)	34,232,682 (1)

See accompanying notes.

(1)	The weighted average shares for the year ended October 31, 2009 and the eight months ended June 30, 2010 have been restated to reflect the shares issued as part of the merger.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares		Par Value
Balance at October 31, 2008	—	$—	34,232,682	(1)	$342,000	$—	$(35,212,000)	$126,000	$34,744,000

Share-based compensation for awards granted to employees	—	—	—		—	39,000	—	—	39,000
Accretion of dividends on Series A preferred stock	—	—	—		—	(39,000)	(2,639,000)	—	(2,678,000)
Foreign currency translation adjustment	—	—	—		—	—	—	509,000	509,000
Net loss	—	—	—		—	—	(3,360,000)	—	(3,360,000)

Comprehensive loss									(2,851,000)

Balance at October 31, 2009	—	$—	34,232,682		$342,000	$—	$(41,211,000)	$635,000	$(40,234,000)

Balance at November 1, 2009	—	$—	34,232,682		$342,000	$—	$(41,211,000)	$635,000	$(40,234,000)

Share-based compensation for awards granted to employees	—	—	—		—	33,000	—	—	33,000
Accretion of dividends on Series A preferred stock	—	—	—		—	(33,000)	(1,895,000)	—	(1,928,000)
Foreign currency translation adjustment	—	—	—		—	—	—	139,000	139,000
Net loss for the eight months ended June 30, 2010	—	—	—		—	—	(2,754,000)	—	(2,754,000)

Comprehensive loss									(2,615,000)

Balance at June 30, 2010	—	$—	34,232,682		$342,000	$—	$(45,860,000)	$774,000	$(44,744,000)

See accompanying notes.

(1)	The common stock shares for the year ended October 31, 2009 and the eight months ended June 30, 2010 have been restated to reflect the shares issued as part of the merger.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2010	—	$—	34,232,682	$342,000	$—	$(45,860,000)	$774,000	$(44,744,000)

Accretion of dividends on Series A preferred stock	—	—	—	—	—	(370,000)	—	(370,000)
Exchange of common stock for redeemable preferred stock and retirement of related-party debt	—	—	—	—	50,924,000	332,000	—	51,256,000
Merger consideration—Avatech	1,090,150	11,000	17,643,057	177,000	14,038,000	—	—	14,226,000
Vesting of stock options granted to employees	—	—	—	—	44,000	—	—	44,000
Issuance of common stock under employee stock purchase plan	—	—	6,939	—	3,000	—	—	3,000
Preferred stock dividends	—	—	—	—	(145,000)	—	—	(145,000)
Foreign currency translation adjustment	—	—	—	—	—	—	569,000	569,000
Net income	—	—	—	—	—	1,833,000	—	1,833,000

Comprehensive income								2,402,000

Balance at June 30, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Cash flows from operating activities
Net income (loss) from continuing operations	$1,833,000	$(5,414,000)	$(2,754,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	205,000	14,000	238,000
Depreciation and amortization	1,922,000	1,774,000	1,026,000
Stock-based compensation	44,000	39,000	33,000
Gain on sale of investment	—	—	(1,600,000)
Deferred income taxes	(141,000)	—	—
Changes in operating assets and liabilities
Accounts receivable and other receivables	(7,202,000)	1,648,000	2,475,000
Income tax receivable	(87,000)	—	—
Inventory	153,000	558,000	(88,000)
Prepaid expenses and other current assets	457,000	(470,000)	245,000
Other assets	106,000	—	—
Accounts payable and accrued expenses	292,000	(3,892,000)	558,000
Accrued compensation and related benefits	1,085,000	—	—
Deferred revenue	411,000	(743,000)	(842,000)
Income taxes payable	(34,000)	(208,000)	(348,000)
Due to related parties	—	(104,000)	1,020,000
Other long term liabilities	(114,000)	—	—
Net effect of recapitalization of Term Notes	115,000	—	—

Net cash used in operating activities of continuing operations	(955,000)	(6,798,000)	(37,000)

Net cash used in operating activities of discontinued operations	—	(854,000)	—

Net cash used in operating activities	(955,000)	(7,652,000)	(37,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	2,123,000	—	—
Purchases of property and equipment	(523,000)	(498,000)	(902,000)
Proceeds from sale of investment	—	—	1,600,000

Net cash provided by (used in) investing activities of continued operations	1,600,000	(498,000)	698,000

Net cash provided by investing activities of discontinued operations	—	2,902,000	—

Net cash provided by investing activities	1,600,000	2,404,000	698,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	90,609,000	16,967,000	31,549,000
Repayment of borrowings under line of credit	(89,995,000)	(12,941,000)	(32,250,000)
Proceeds from issuance of notes to related parties	—	2,000,000	—
Repayment of related party term notes	—	(4,653,000)	—
Proceeds from issuance of common stock to employees	3,000	—	—
Payment of preferred stock dividends	(145,000)	—	—
Increase in (repayment of) obligations under capital leases	(147,000)	24,000	(40,000)

Net cash provided by (used in) financing activities	325,000	1,397,000	(741,000)
Effect of exchange rate changes on cash from continuing operations	463,000	267,000	110,000
Effect of exchange rate changes on cash from discontinued operations	—	16,000	—

Net change in cash	1,433,000	(3,568,000)	30,000
Cash—beginning of year	1,198,000	4,736,000	1,168,000

Cash—end of year	$2,631,000	$1,168,000	$1,198,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Rand Worldwide, Inc. is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

Rand Worldwide was previously known as Avatech Solutions, Inc. On August 17, 2010, Avatech acquired all the outstanding common stock of Rand Worldwide in a reverse merger and then changed its name to Rand Worldwide, Inc. on January 1, 2011. Even though Avatech was the legal successor in the merger, Rand Worldwide was considered to be the continuing entity for financial statement reporting purposes. As a result of the merger and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial statements represent a continuation of Rand Worldwide and thus include the results of Rand Worldwide for the full twelve months ended June 30, 2011 and the results of Avatech from the date of acquisition through June 30, 2011. Balances reported for prior periods reflect the accounts of pre-merger Rand Worldwide only. All intercompany accounts and transactions between Avatech, Rand and its consolidated affiliated companies have been eliminated in consolidation. See Note 2 for further information regarding this transaction and basis of presentation. All references to the consolidated entity of both Avatech and Rand Worldwide are identified herein as the “Company.”

Effective January 1, 2011, the Company changed its official stock ticker symbol from AVSO.OB to RWWI.OB.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications and ASCENT—Center for Technical Knowledge (“ASCENT”).

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

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 18.

Effective with the merger, the Company elected to change its fiscal year end from October 31 to June 30. References to 2009 mean the twelve month periods ended October 31, 2009. References to 2010 mean the eight month period ended June 30, 2010.

The consolidated financial statements include the accounts of Rand Worldwide, Inc. and its subsidiaries (the “Company” or “Rand Worldwide”). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Discontinued Operations

During 2009, the Company restructured certain of its operations, which included the sale or closure of several subsidiaries. The Company determined these disposed subsidiaries to be discontinued operations under the provisions of ASC 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with ASC 360-10, the Company has determined that its subsidiaries are the lowest level for which the results of operations and cash flows can be clearly distinguished. Any gain or loss resulting from disposal of a subsidiary, together with the results of its operations up to the date of disposal, is reported separately as a discontinued operation. The financial information of a discontinued operation is excluded from the respective captions in the consolidated financial statements and related notes and is reported separately.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory consists of packaged computer software and is stated at the lower of first-in, first-out cost, or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation for computer software and equipment and office furniture and equipment is provided for by the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the asset using the straight-line method. Repairs and maintenance costs are expensed as incurred.

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with ASC 350 Goodwill and Other Intangible Assets. Under ASC 350, goodwill is subject to annual impairment tests or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The carrying amount of goodwill was $15,240,000, $7,232,000 and $7,201,000 as of June 30, 2011 and 2010 and October 31, 2009, respectively.

Stock Options and Stock Granted to Employees

The Company applies ASC 718-10, Share-Based Payment, which requires companies to measure the cost of share-based awards to employees based on the grant-date fair value of the award using an option pricing model, and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and recognizes the compensation cost of employee share-based awards in its statement of operations using the straight-line method over the vesting period of the award, net of estimated forfeitures.

The use of the Black-Scholes option pricing model to estimate the fair value of share-based awards requires that the Company make certain assumptions and estimates for required inputs to the model, including (i) the fair value of the Company’s common stock at each grant date, (ii) the expected volatility of the Company’s common stock value based on industry comparisons, (iii) the expected life of the share-based award, (iv) the risk-free interest rate, and (v) the dividend yield. The Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Revenue Recognition and Accounts Receivable

The Company’s revenue recognition policies are in accordance with ASC 985-685 Software—Revenue Recognition and ASC 605-20 Revenue Recognition.

Revenue from product sales and the sale of developed software is recognized when the following four criteria are met: (i) a signed purchase order has been obtained; (ii) delivery of the software has occurred; (iii) the fee is fixed or determinable; and (iv) the fee is probable of collection. Software product sales billed and not recognized as revenue are included in deferred revenue. The Company generally does not require collateral for accounts receivable. The Company allows returns from customers in limited situations. The Company has historically not experienced significant returns, and accordingly, allowances for returned products are not recorded.

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

Multiple-Element Arrangements

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after July 1, 2010. Under the new standards, we allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (VSOE) if available; third party evidence (TPE) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements. The adoption of new guidance did not result in a material impact to the financial statements for fiscal year 2011.

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

Product Returns

The Company’s arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. As of June 30, 2011, June 30, 2010 and October 31, 2009, the Company had no reserve recorded for product returns because such returns have been insignificant.

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

Advertising Costs

Costs incurred for producing and communicating advertisements are expensed as incurred and included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, were immaterial for the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and foreign currency translation adjustments. During the years ended June 30, 2011 and October 31, 2009 and the eight month period ending June 30, 2010, unrealized currency translation gains of $569,000, $509,000 and $139,000 respectively, were recorded in accumulated other comprehensive income within shareholder’s deficit.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not. The Company records liabilities from uncertain tax positions in accordance with ASC 740-10 Income Taxes. Interest and penalties related to unrecognized tax benefits are recorded as part of income tax expense.

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

In addition, for the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010, realized currency transaction gains (losses) from continuing operations of ($244,000), $40,000 and ($51,000), respectively, were recorded in the statement of operations and realized currency translation gains from discontinued operations of $0, $6,000 and $0 respectively, were recorded in the statement of operations within gain (loss) on sale or disposition of discontinued operations, net of tax.

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables which are not within the scope of the current software revenue recognition guidance. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of VSOE or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. This standard was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not anticipate adoption to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements and will result in presentation changes for our consolidated financial statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not anticipate adoption to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

2. Reverse Merger Transaction

On August 17, 2010, Avatech acquired all the outstanding common stock of pre-merger Rand Worldwide as a result of a merger. Rand Worldwide is also a software reseller in the design automation marketplace. The Company believes the merger expanded its overall geographic presence and increased its market share.

In consideration for the merger, Rand Worldwide’s stockholder received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech common stock outstanding on a fully diluted basis, the common stock issued to the Rand Worldwide stockholder was equal to approximately 59% of the total common equivalent shares as of the date of the merger. As the Rand Worldwide stockholder acquired more than 50% of the outstanding shares of Avatech common stock, Rand Worldwide was deemed, for accounting and SEC reporting purposes to be the continuing reporting entity. As such, the consolidated financial statements include the accounts of Avatech from the date of acquisition through June 30, 2011 and pre-merger Rand Worldwide for the full year ended June 30, 2011. Balances reported for prior periods reflect the accounts of pre-merger Rand Worldwide only. Additionally, the equity structure of Rand Worldwide has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of Avatech common stock issued in the merger.

RWWI Holdings, LLC (“RWWI Holdings”) was formed in the recapitalization by the stockholders of Rand Worldwide prior to the merger to hold their interests in Avatech. Accordingly, RWWI Holdings holds 66% of the outstanding shares of Rand Worldwide. RWWI Holdings is not part of the Company’s consolidated group.

Recognized amounts of identifiable intangible assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method in accordance with ASC 805 Business Combinations. Accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values on the acquisition date. The Company’s allocation of the total consideration transferred of $14,226,000 is summarized below:

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

Pro Forma—Financial Information

The following reflects the unaudited pro forma combined results of operations for the year ended June 30, 2011 of Avatech and Rand Worldwide as if the acquisition had taken place as of July 1, 2010:

Total revenue	$93,201,000
Net income	1,467,000
Earnings per common share, basic	0.03
Earnings per common share, diluted	0.03

In connection with the merger, during the year ended June 30, 2011, Avatech and Rand Worldwide incurred combined non-recurring costs of $2,251,000, including $932,000 in professional fees, $873,000 in severance costs, $233,000 in accrued lease costs for office closings, $151,000 due to accelerated vesting of stock options, $30,000 for the corporate name change and $32,000 in additional board fees. The $2,251,000 of non-recurring costs are included in the proforma results shown above, however only $1,893,000 of such costs are included in the consolidated statement of operations for the year ended June 30, 2011, because $358,000 of these costs were incurred by Avatech prior to the merger.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $245,000, $2,316,000 and $240,000 for the full years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010, respectively, and paid federal and state taxes of approximately $372,000, $208,000 and $357,000 for the full years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010, respectively. Total purchases of property and equipment were approximately $566,000, $511,000 and $902,000 for the full years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010, respectively. Total purchases of property and equipment included non-cash purchases of $43,000, $13,000 and $0 for the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010, respectively.

4. Borrowings Under Line of Credit

On December 31, 2010, certain subsidiaries of the Company entered into a new line of credit facility which permits up to $9 million of borrowings limited to 85% of aggregate eligible accounts receivable with PNC Bank, National Association. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of June 30, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.9 million as of June 30, 2011 and had $3.3 million outstanding as of June 30, 2010. The line expires on December 31, 2012 and is secured by 65% of the stock in one of its subsidiaries and 100% of the stock of a separate subsidiary.

See Note 19 for the Company’s Related Party Term Notes.

5. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2011 and 2010:

	June 30		October 31 2009
	2011	2010
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 1,089,213 shares outstanding at June 30, 2011; aggregate liquidation preference of $654,000 at June 30, 2011	$11,000	$—	$—

Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 937 shares outstanding at June 30, 2011; aggregate liquidation preference of $937,000 at June 30, 2011	—	—	—

Total Preferred Stock	$11,000	$—	$—

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

Convertible Preferred Stock

At June 30, 2003, the Company had issued and outstanding 172,008 shares of Series C Convertible Preferred Stock (the “Series C shares”). On December 31, 2003, the Series C shares were converted into 484,487 shares of newly authorized Series D Convertible Preferred Stock (the “Series D shares”). In 2004, the Company issued 813,050 shares of Series D Convertible Preferred Stock for cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. In connection with the issuance of Series D shares, 1,730,043 warrants were granted to preferred shareholders. The warrants entitle the holder to purchase common stock at an exercise price of $0.45 per share up to one year after the date of grant. At June 30, 2011, 1,089,213 shares of Series D Convertible Preferred Stock were outstanding, respectively, with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2011, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

In July 2005, the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share which expired on July 29, 2008. At June 30, 2011, 937 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding, respectively, with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2011, the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

6. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through Employee Stock Compensation Plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on the earnings (loss) per common share during loss periods, and the dilutive effects of the common stock derivatives were not included for fiscal year 2009 as these options would have an anti-dilutive effect due to the losses of the Company. As of June 30, 2011, 6,950,115 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010, there were 6,620,768; 758,000; and 976,000, shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The following summarizes the computations of basic and diluted loss per common share:

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$1,833,000	$(5,414,000)	$(2,754,000)
Loss from discontinued operations, net of tax	—	(860,000)	—
Gain on disposition of discontinued operations, net of tax	—	2,914,000	—

Net income (loss)	1,833,000	(3,360,000)	(2,754,000)

Net income (loss) from continuing operations	1,833,000	(5,414,000)	(2,754,000)
Payment and/or accretion of preferred stock dividends	(515,000)	(2,678,000)	(1,928,000)

Net income (loss) from continuing operations available to common stockholders	$1,318,000	$(8,092,000)	$(4,682,000)

Weighted average shares used in computing basic net income (loss) per share:	49,585,611	34,232,682 (1)	34,232,682 (1)
Weighted average shares used in computing diluted net income (loss) per share:	49,696,443	34,232,682 (1)	34,232,682 (1)
Income (loss) per common share from continuing operations, basic	$0.03	$(0.24)	$(0.14)
Income per common share from discontinued operations, basic	—	0.06	—

Income (loss) per common share, basic	$0.03	$(0.18)	$(0.14)

Income (loss) per common share from continuing operations, diluted	$0.03	$(0.24)	$(0.14)
Income per common share from discontinued operations, diluted	—	0.06	—

Income (loss) per common share, diluted	$0.03	$(0.18)	$(0.14)

(1)	The weighted average shares for the year ended October 31, 2009 and the eight months ended June 30, 2010 have been restated to reflect the shares issued as part of the Merger.

7. Intangible Assets

The following is a summary of the carrying amount, accumulated amortization and the resulting net book value of intangible assets:

June 30, 2011

	Carrying amount	Accumulated amortization	Net book value
Customer list	$8,915,000	$5,570,000	$3,345,000
Trade name	3,931,000	802,000	3,129,000
Intellectual property	1,324,000	1,324,000	—

Total intangible assets	$14,170,000	$7,696,000	$6,474,000

June 30, 2010

	Carrying amount	Accumulated amortization	Net book value
Customer list	$5,904,000	$5,335,000	$569,000
Trade name	1,282,000	362,000	920,000
Intellectual property	1,324,000	1,175,000	149,000

Total intangible assets	$8,510,000	$6,872,000	$1,638,000

October 31, 2009

	Carrying amount	Accumulated amortization	Net book value
Customer list	$5,904,000	$5,145,000	$759,000
Trade name	1,282,000	276,000	1,006,000
Intellectual property	1,324,000	882,000	442,000

Total intangible assets	$8,510,000	$6,303,000	$2,207,000

Amortization expense for intangible assets for the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010 were $824,000, $993,000 and $569,000, respectively. Future estimated amortization expense for intangibles assets is as follows: $645,000 in 2012, $595,000 in 2013, $564,000 in 2014, $543,000 in 2015, $514,000 in 2016 and $3,612,000 thereafter.

8. Restructuring Charges

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting reporting associated with certain exit or disposal activities. Under ASC 420-10, costs associated with certain exit or disposal activities are recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The determination of restructuring charges requires management’s judgment and may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. All such judgments and related estimates are reviewed and, if necessary, revised on an annual basis, which may result in adjustments to previously recorded liability accruals.

For the year ended October 31, 2009, the Company implemented a series of restructuring actions to right-size its operations, to relocate its corporate headquarters and to reduce expenses. As a result of these activities, the Company reduced its headcount by 126 employees and incurred severance-related expenses of approximately $1.7 million, all of which expenses were allocated to the North America segment. As of October 31, 2009, there were $12,000 of workforce-related unpaid severance costs and $205,000 of accrued restructuring costs related to facility closures, primarily in the North America segment.

For the eight month period ended June 30, 2010, the Company continued to implement certain actions to restructure its operations. During the eight-month period, these actions resulted in the involuntary termination of 31 employees which resulted in severance-related expenses of $616,000 as well as $55,000 in facility lease terminations, all of which expenses were allocated to the North America segment. As of June 30, 2010, there were no unpaid severance costs or accrued restructuring costs related to facility closures.

The Company did not incur any restructuring charges for the year ended June 30, 2011.

9. Stock Purchase Warrants

As of June 30, 2010, Avatech had outstanding warrants to purchase 764,980 shares of common stock. A summary of these warrants is as follows:

Number of Shares	Exercise Price	Expiration Date
38,878	$0.60	July 1, 2010
726,102	$1.52	January 29, 2011

764,980

As previously discussed, the Company completed its acquisition of Rand Worldwide in August of 2010. On the closing date of the acquisition, the Company and certain common stockholders amended and terminated the Common Stock and Warrant Purchase Agreements and related Investor Rights Agreements dated January 29, 2007 and June 12, 2006 pursuant to which those common stockholders acquired their shares. Those agreements contained certain anti-dilution protections for those stockholders and continuing registration rights. In consideration of the amendments and terminations of these agreements, the Company issued a total of 400,015 shares of common stock to these stockholders. In addition, with respect to those stockholders who invested in the January 29, 2007 offering, the Company amended the warrants to purchase 726,102 shares of common stock by reducing the exercise price from $1.52 per share to $1.11 per share. There are no outstanding warrants as of June 30, 2011.

10. Director and Employee Stock Compensation Plans

Employee Stock Option Plans

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

The Company recorded and included in selling, general and administrative expenses, $44,000 and $39,000 of stock compensation expense for the years ended June 30, 2011 and October 31, 2009, respectively, and $33,000 for the eight months ended June 30, 2010. Stock compensation expense for the year ended June 30, 2011 included $5,000 of expense prior to the merger for the vesting of common stock options granted by pre-merger Rand Worldwide, and $39,000 of expense for stock options granted after the merger.

The following are the assumptions made in computing the fair value of stock-based awards:

	Year Ended June 30 2011	Eight Months Ended June 30 2010	Year Ended October 31 2009
Average risk-free interest rate	2.31%	3.00% to 3.50%	3.00% to 3.62%
Dividend yield	0%	0%	0%
Expected life	6.25 years	4 years	4 years
Expected volatility	.56	.50	.41
Weighted average fair value of granted options	$ 0.38	$ 0.26	$ 0.26

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

A summary of stock option activity during the year ended June 30, 2011 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 1, 2008	317,025	$0.31
Granted	694,755	0.31

Outstanding at October 31, 2009	1,011,780	0.31
Granted	101,829	0.26
Forfeited	(130,000)	0.31

Outstanding at July 1, 2010	983,609	0.30
Conversion of Rand Worldwide options into RWWI Holdings, LLC options	(983,609)	0.30
Avatech options assumed in Merger	1,605,177	0.93
Granted	1,816,920	0.70
Forfeited	(93,010)	0.75
Expired	(755)	7.07

Outstanding at June 30, 2011	3,328,332	$0.81	$99,000

Exercisable at June 30, 2011	1,534,812	$0.94	$81,000

Weighted-average remaining contractual life	7.7 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2011 ranged from $0.17 to $3.81 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.34	94,547	$0.30	2.5 years	94,547	$0.30	2.5 years
0.35 – 0.75	2,125,520	0.68	9.2 years	332,000	0.59	5.5 years
0.76 – 0.91	663,000	0.86	5.5 years	663,000	0.86	5.5 years
1.05 – 3.81	445,265	1.45	4.8 years	445,265	1.45	4.8 years

	3,328,332			1,534,812

Assuming that no additional share-based payments are granted after June 30, 2011, $625,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 4.0 years.

Employee Stock Purchase Plan

Avatech’s Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 2,000,000 shares of common stock are reserved for issuance. As of June 30, 2011, 790,555 shares were available for future issuance. Effective January 1, 2011, the plan has been suspended.

As of June 30, 2011, there was no liability for employees’ ESPP withholdings, as all shares of common stock purchased under the ESPP for the year ended June 30, 2011 had been issued.

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors adopted, and its stockholders subsequently approved, the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005 (the “Stock Plan”). Officers, directors, key employees and consultants of the Company are eligible to receive stock awards under the Stock Plan, but employees and consultants may receive grants only if they already are stockholders or hold options to purchase shares of common stock at the time of grant. Vesting for restricted stock awards granted under the Stock Plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. The Company has reserved a total of 1,200,000 shares of common stock for issuance under the Stock Plan and 193,921 shares were available for future issuance as of June 30, 2011.

11. Shares Reserved for Future Issuance

At June 30, 2011, the Company has reserved 6,950,115 shares of common stock for future issuance upon the exercise of stock options granted under the Stock Option Plan, the exercise of outstanding common stock purchase warrants, the vesting of restricted stock awards, purchases under the ESPP and the conversion of Series D Stock, and Series E Stock.

12. Income Taxes

The components of losses from continuing operations before income taxes are as follows:

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Domestic	$3,439,000	$(7,023,000)	$(2,732,000)
Foreign	(1,420,000)	1,261,000	13,000

Total	$2,019,000	$(5,762,000)	$(2,719,000)

The components of the income tax provision (benefit) are as follows:

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Federal tax	$60,000	$(394,000)	$35,000
State tax	126,000	32,000	—
Foreign tax	—	14,000	—

Total	$186,000	$(348,000)	$35,000

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Current	$186,000	$(348,000)	$35,000
Deferred	—	—	—

Total	$186,000	$(348,000)	$35,000

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Deferred tax assets:
Net operating loss carryforward	$15,611,000	$15,848,000	$16,259,000
Capital loss carryforward	1,674,000	—	1,610,000
Accrued expenses	236,000	504,000	85,000
Expenses not currently deductible	224,000	311,000	363,000
Excess of book over tax depreciation	72,000	346,000	442,000
Excess of book over tax amortization	446,000	171,000	424,000
Deferred revenue	—	7,000	4,000
Translation effects	—	—	399,000

Total deferred tax assets	18,263,000	17,187,000	19,586,000

Deferred tax liabilities:
Customer list	2,561,000	610,000	620,000
Other liabilities	30,000	—	—

Total deferred tax liabilities	2,591,000	610,000	620,000

Deferred tax assets, net of liabilities	15,672,000	16,577,000	18,966,000
Valuation allowance	(17,362,000)	(16,577,000)	(18,966,000)

Net deferred tax liability	$(1,690,000)	$—	$—

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Years ended		Eight months ended
	June 30, 2011	October 31, 2009	June 30, 2010
Expected federal income tax expense (benefit) from continuing operations at 34%	$633,000	$(1,972,000)	$(841,000)
Expenses not deductible for income tax purposes	311,000	1,479,000	32,000
Amendment of prior year return	—	—	35,000
Tax capital loss	—	—	(544,000)
State income taxes, net of federal benefit	135,000	(203,000)	(155,000)
Change in valuation allowance for deferred tax assets	(893,000)	487,000	1,497,000
Liquidation adjustments	—	(110,000)	—
Other	—	(29,000)	11,000

Income tax expense (benefit)	$186,000	$(348,000)	$35,000

The Company recorded tax expense of $186,000 and $35,000 for the year ended June 30, 2011 and the eight months ended June 30, 2010, respectively, versus an income tax benefit of $348,000 for the year ended October 31, 2009.

At June 30, 2011, the Company had US federal net operating loss carryforwards available to reduce future taxable income of approximately $26 million, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. Because of this limitation, approximately $6 million net operating losses are expected to expire before being utilized. For tax year June 30, 2011 it is projected that approximately $3.8 million net operating loss carryforwards will be utilized to offset taxable income.

In addition, at June 30, 2011, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of June 30, 2011 the Company has maintained the valuation allowance of its net deferred tax assets of approximately $17 million in all jurisdictions including the United States, due to insufficient history of profitable quarters. The valuation allowance is evaluated quarterly to determine the appropriate allowance amount.

The Canadian Subsidiary of Rand Worldwide, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

13. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019, and generally do not contain significant renewal options. Rent expense under operating leases for the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010 was $1.6 million, $2.2 million and $1.3 million, respectively. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2011:

Year ending June 30:
2012	$2,625,000
2013	2,008,000
2014	1,701,000
2015	1,291,000
2016	709,000
Thereafter	755,000

Total minimum lease payments	$9,089,000

There was no rent paid to a related party for the years ended June 30, 2011 and October 31, 2009 and for the eight months ended June 30, 2010.

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $105,000 as of June 30, 2011 with approximately $77,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through April 2015 and depreciation expense on this equipment was approximately $181,000 as of June 30, 2011. Future minimum payments consisted of the following at June 30, 2011:

Year ending June 30:
2012	$84,000
2013	21,000
2014	10,000
2015	2,000

Total minimum lease payments	117,000
Less:
Taxes	2,000
Imputed interest	10,000

Present value of future minimum lease payments	$105,000

Litigation

The Company is party to various litigation matters that management considers routine and incidental to the Company’s business. As of June 30, 2011 and October 31, 2009, the Company had accrued no material amounts related to these matters.

In November 2010, the Company agreed to settle a lawsuit for $350,000 that alleged it breached certain clauses of an asset purchase agreement entered in 2006. The full amount of the settlement was accrued as of June 30, 2010 and is included as a component of accrued professional fees.

Guarantees

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lenders in connection with the Term Loan; lessors in connection with facility leases; customers in relation to the performance of services; vendors in connection with guarantees of expenses incurred by employees in the normal course of business; former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies; vendors or principals in connection with performance under asset or share purchase and sale agreements and performance under credit facilities and other agreements of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. In addition, the Company is party to a guarantee with its largest vendor, Autodesk, Inc., in relation to all of the Company’s subsidiaries’ obligations to Autodesk. The Company has recorded no accrued liability related to these Agreements, based on its historical experience and information known as of June 30, 2011.

14. Employee Benefit and Incentive Compensation Plans

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all employees of the Company, or its wholly-owned subsidiaries, who have completed three months of service. Participants may elect a pre-tax payroll deduction up to $16,500 (if under age 50), or $22,000 (if age 50 or older by December 31st of any calendar year). As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan years ended December 31, 2010. The total amount recorded by the Company as expense during the years ended June 30, 2011 and October 31, 2009 and the eight months ended June 30, 2010 was approximately $586,000, $163,000 and $132,000, respectively.

15. Significant Supplier

For the years ended June 31, 2011 and 2010, no single customer or account receivable balance accounted for greater than 10% of the Company’s total revenue. Approximately 97% of the Company’s inventory purchases for the years ended June 30, 2011 and 2010 were from one vendor, and approximately 95% of accounts payable at June 30, 2011 and 2010 were due to this vendor. Approximately 95% of the Company’s total product revenues are related to this supplier’s products. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2010. The agreement has a term of three years and designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

16. Discontinued Operations

On September 11, 2009, the Company completed the sale of its 80% ownership interest in Rand Singapore to an individual for cash consideration of one Singapore dollar. The operating results through September 11, 2009 and the related gain on the sale of Rand Singapore have been presented as discontinued operations in the consolidated statements of operations.

On August 6, 2009, the Company’s Belgium subsidiary, Axis S.A. (“Belgium”), filed for bankruptcy protection and was closed. The operating results through the closure date and the loss on disposition of the entity have been presented as discontinued operations in the consolidated statements of operations.

On July 1, 2009, the Company sold its 60% ownership interest in Sigmetrix to Cybernet for cash consideration of $122,000 and repayment of intercompany accounts payable of $3.1 million. The cash consideration of $122,000 to be received was subject to possible adjustment for qualified claims made by Cybernet through December 31, 2010 against indemnification guarantees made by the Company in the transaction. The operating results through July 1, 2009 and the related gain on sale of Sigmetrix have been presented as discontinued operations in the consolidated statements of operations.

For the year ended October 31, 2009, revenue, loss before taxes, and the gain on dispositions, net of tax, of the dispositions, which have been presented as discontinued operations in the consolidated statement of operations were $2,330,000, $860,000 and $2,914,000, respectively. There were no discontinued operations for the year ended June 30, 2011 or for the eight months ended June 30, 2010.

17. Liquidity and Capital Resources

The Company currently has debt of $105,000 related to a capital lease at June 30, 2011. In addition, the Company had a working capital surplus of approximately $518,000.

18. Segment Information

The Company’s continuing operations include business in North America, Singapore/Malaysia and Australia. Revenue for any particular geographic region is determined by sales made by the Company to the customers in that particular region. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates business results based primarily on these geographic regions. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

	Year Ended June 30, 2011
	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$44,667,000	$2,948,000	$2,063,000	$49,678,000
Service revenue	19,221,000	552,000	905,000	20,678,000
Commission revenue	18,030,000	253,000	553,000	18,836,000

Total revenue	81,918,000	3,753,000	3,521,000	89,192,000

Cost of revenue-
Cost of product sales	29,574,000	2,316,000	1,471,000	33,361,000
Cost of service revenue	13,287,000	422,000	443,000	14,152,000

Total cost of revenue	42,861,000	2,738,000	1,914,000	47,513,000

Gross margin	39,057,000	1,015,000	1,607,000	41,679,000
Total operating expenses	36,579,000	806,000	1,414,000	38,799,000

Income from operations	$2,478,000	$209,000	$193,000	$2,880,000

	Year Ended October 31, 2009
	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$21,706,000	$2,519,000	$1,297,000	$25,522,000
Service revenue	15,488,000	157,000	591,000	16,236,000
Commission revenue	10,951,000	76,000	478,000	11,505,000

Total revenue	48,145,000	2,752,000	2,366,000	53,263,000

Cost of revenue-
Cost of product sales	14,395,000	1,837,000	967,000	17,199,000
Cost of service revenue	13,114,000	193,000	495,000	13,802,000

Total cost of revenue	27,509,000	2,030,000	1,462,000	31,001,000

Gross margin	20,636,000	722,000	904,000	22,262,000
Total operating expenses	24,412,000	625,000	978,000	26,015,000

Income (loss) from operations	$(3,776,000)	$97,000	$(74,000)	$(3,753,000)

	Eight Months Ended June 30, 2010
	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$14,473,000	$1,434,000	$962,000	$16,869,000
Service revenue	9,505,000	129,000	421,000	10,055,000
Commission revenue	5,372,000	104,000	310,000	5,786,000

Total revenue	29,350,000	1,667,000	1,693,000	32,710,000

Cost of revenue-
Cost of product sales	9,436,000	1,131,000	632,000	11,199,000
Cost of service revenue	7,210,000	134,000	248,000	7,592,000

Total cost of revenue	16,646,000	1,265,000	880,000	18,791,000

Gross margin	12,704,000	402,000	813,000	13,919,000
Total operating expenses	15,886,000	413,000	628,000	16,927,000

Income (loss) from operations	$(3,182,000)	$(11,000)	$185,000	$(3,008,000)

	June 30, 2011	June 30, 2010	October 31, 2009
Long lived assets
North America	$1,643,000	$1,713,000	$1,234,000
Singapore/Malaysia	26,000	36,000	42,000
Australia	86,000	74,000	88,000

Total	$1,755,000	$1,823,000	$1,364,000

19. Related Party Term Notes

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

As a result of a recapitalization prior to the merger, Rand Worldwide’s Term Notes are no longer outstanding and the Company has no remaining financial obligations relative to its Term Notes or the related formerly-accruing interest. The Term Notes were subsequently transferred into equity and the net effects of the forgiveness of these Notes of $115,000 are disclosed within the Consolidated Statements of Cash Flows.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among Avatech Solutions, Inc., ASRW Acquisition Sub, Inc., RAND Worldwide, Inc. and RWWI Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vii)	Certificate of Designations—Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations—Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.1(xvi)	Certificate of Amendment of Restated Certificate of Incorporation of Avatech Solutions, Inc., changing Avatech’s name to Rand Worldwide, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by Rand Worldwide, Inc. on May 16, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

4.2	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.10	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 4, 2011)

10.11	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.14	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.15	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.16	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.17	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.18	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.19	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.20	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 20, 2010)

10.21	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.25 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.22	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.23	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.24	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.25	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 31, 2010 by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on January 5, 2011)

10.26	Autodesk Authorized Value Added Reseller Agreement between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc, dated February 1, 2010 (incorporated by reference to Exhibit 10.24 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.27	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.28	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.29	Employment Agreement between Robert F. Heeg and Rand Worldwide, Inc. dated May 16, 2008 (filed herewith)

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

23.1	Consent of Stegman & Company (filed herewith)

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)