Form 10-Q
period 2011-09-30
RAND WORLDWIDE INC
filed 2011-11-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 14, 2011, there were 52,282,055 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30, 2011	June 30, 2011

Assets
Current assets:
Cash	$2,536,000	$2,631,000
Accounts receivable, less allowance of $474,000 as of September 30, 2011 and $390,000 as of June 30, 2011	15,381,000	20,112,000
Income tax receivable	60,000	87,000
Other receivables	707,000	816,000
Inventory	88,000	132,000
Prepaid expenses and other current assets	972,000	926,000

Total current assets	19,744,000	24,704,000

Property and equipment:
Computer software and equipment	6,866,000	6,918,000
Office furniture and equipment	1,816,000	1,818,000
Leasehold improvements	645,000	647,000

	9,327,000	9,383,000
Less accumulated depreciation and amortization	(7,664,000)	(7,628,000)

	1,663,000	1,755,000

Customer list, net of accumulated amortization of $5,676,000 as of September 30, 2011 and $5,570,000 as of June 30, 2011	3,239,000	3,345,000
Goodwill	15,147,000	15,240,000
Trade name, net of accumulated amortization of $878,000 as of September 30, 2011 and $802,000 as of June 30, 2011	3,053,000	3,129,000
Other assets	396,000	403,000

Total assets	$43,242,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	September 30, 2011	June 30, 2011

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$3,218,000	$3,939,000
Accounts payable and accrued expenses	10,113,000	13,698,000
Accrued compensation and related benefits	1,412,000	2,455,000
Deferred revenue	4,026,000	4,017,000
Obligations under capital leases	28,000	77,000

Total current liabilities	18,797,000	24,186,000

Long-term liabilities:
Deferred tax liability	1,688,000	1,690,000
Obligations under capital leases	25,000	28,000

Total liabilities	20,510,000	25,904,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 1,090,150 shares outstanding with an aggregate liquidation preference of $1,591,000 at September 30, 2011 and June 30, 2011 (note 9)	11,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 51,955,678 and 51,882,678 at September 30, 2011 and June 30, 2011, respectively	520,000	519,000
Additional paid-in capital	64,901,000	64,864,000
Accumulated deficit	(43,663,000)	(44,065,000)
Accumulated other comprehensive income	963,000	1,343,000

Total stockholders’ equity	22,732,000	22,672,000

Total liabilities and stockholders’ equity	$43,242,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2011	2010

Revenues:
Product sales	$13,277,000	$9,328,000
Service revenue	4,802,000	4,495,000
Commission revenue	3,865,000	2,999,000

	21,944,000	16,822,000

Cost of revenue:
Cost of product sales	9,302,000	6,363,000
Cost of service revenue	3,132,000	3,256,000

	12,434,000	9,619,000

Gross margin	9,510,000	7,203,000
Other operating expenses:
Selling, general and administrative	8,518,000	8,615,000
Depreciation and amortization	396,000	382,000

	8,914,000	8,997,000

Operating income (loss)	596,000	(1,794,000)
Other expense, net	(142,000)	(315,000)

Income (loss) before income taxes	454,000	(2,109,000)
Income tax expense	52,000	62,000

Net income (loss)	$402,000	$(2,171,000)
Preferred stock dividends	(39,000)	(398,000)

Net income (loss) available to common stockholders	$363,000	$(2,569,000)

Income (loss) per common share, basic	$0.01	$(0.06)

Income (loss) per common share, diluted	$0.01	$(0.06)

Shares used in computing income (loss) per common share:
Weighted average shares used in computation - basic	51,921,676	42,701,339
Weighted average shares used in computation - diluted	52,138,108	42,701,339

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at July 1, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000

Vesting of stock options granted to employees					41,000			41,000
Preferred stock dividends					(39,000)			(39,000)
Issuance of common stock upon the exercise of stock options			73,000	1,000	35,000			36,000
Foreign currency translation adjustment							(380,000)	(380,000)
Net income for the three months ended September 30, 2011						402,000		402,000

Comprehensive income								22,000

Balance at September 30, 2011	1,090,150	$11,000	51,955,678	$520,000	$64,901,000	$(43,663,000)	$963,000	$22,732,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$402,000	$(2,171,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	9,000	—
Bad debt expense (recoveries)	(85,000)	15,000
Depreciation and amortization	396,000	492,000
Stock-based compensation	41,000	5,000
Deferred income taxes	(2,000)	(1,000)
Changes in operating assets and liabilities net of those acquired:
Accounts receivable and other receivables	4,925,000	640,000
Income tax receivable	27,000	(289,000)
Inventory	44,000	150,000
Prepaid expenses and other current assets	(46,000)	(59,000)
Other assets	7,000	66,000
Accounts payable and accrued expenses	(3,585,000)	(73,000)
Accrued compensation and related benefits	(1,043,000)	633,000
Deferred revenue	9,000	146,000
Income taxes payable	—	(34,000)
Other long-term liabilities	—	(70,000)
Net effect of recapitalization of Term Notes	—	115,000

Net cash provided by (used in) operating activities	1,099,000	(435,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	—	2,123,000
Purchases of property and equipment	(131,000)	(207,000)

Net cash (used in) provided by investing activities	(131,000)	1,916,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	32,205,000	12,940,000
Repayment of borrowings under line of credit	(32,978,000)	(13,081,000)
Proceeds from the issuance of common stock to employees	36,000	—
Payment of preferred stock dividends	(39,000)	(27,000)

Net cash used in financing activities	(776,000)	(168,000)
Effect of exchange rate changes on cash	(287,000)	182,000

Net change in cash	(95,000)	1,495,000
Cash - beginning of period	2,631,000	1,198,000

Cash - end of period	$2,536,000	$2,693,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Basis of Presentation

Rand Worldwide Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech”), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the quarter ended September 30, 2010 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through September 30, 2010. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the quarter ended September 30, 2011 are those of the combined post-Merger Company. All intercompany accounts and transactions between Avatech and its subsidiaries prior to the Merger, between pre-Merger Rand Worldwide, Inc. and its subsidiaries prior to the Merger, and the combined post-Merger Company and its subsidiaries have been eliminated in consolidation.

References in these Notes to “Rand Worldwide”, “the Company”, “us”, “we”, “our” are references to the post-Merger corporation and, unless the context clearly contemplated otherwise, its consolidated subsidiaries.

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

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 10.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year or any future interim period.

The books of the Company are maintained in United States dollars and this is the Company’s functional reporting currency. Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

•	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

•	Non-monetary items including equity are recorded at the historical rate of exchange ; and

•	Revenues and expenses are recorded at the period average in which the transaction occurred.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not anticipate adoption to have a material impact on our consolidated financial statements.

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

In September 2011, the FASB amended Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”. Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate adoption of this amendment will have a material impact on our consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $61,000 and $36,000 during the three months ended September 30, 2011 and 2010, respectively. The Company also paid federal and state income taxes of approximately $100,000 and $275,000 during the three months ended September 30, 2011 and 2010, respectively.

4. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. At the Company’s Annual Shareholder meeting held on November 9, 2011, shareholders approved an amendment to the Plan increasing the aggregate number of shares in the Plan by 3,700,000, or a total of 7,800,000 shares. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. As of the date of the Merger with Rand Worldwide, all of Avatech’s outstanding stock options became fully vested in accordance with their respective option agreements. For the three months ended September 30, 2011, total stock compensation expense charged against income for this Plan was $41,000. There were no stock options granted during the three months ended September 30, 2011 or 2010.

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

A summary of stock option activity during the three months ended September 30, 2011 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2011	3,328,332	$0.81
Granted	—	—
Exercised	(73,000)	0.50
Forfeited	(634,800)	1.07
Expired	—	—

Outstanding at September 30, 2011	2,620,532	$0.76	$149,000

Exercisable at September 30, 2011	827,012	$0.88	$36,000

Weighted-average remaining contractual life	4.3 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2011 ranged from $0.17 to $3.81 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.50	189,947	$0.41	3.0 years	189,947	$0.41	3.0 years
0.51 – 0.75	1,883,320	0.70	9.4 years	89,800	0.64	5.7 years
0.76 – 1.00	280,000	0.86	4.8 years	280,000	0.86	4.8 years
1.01 – 3.81	267,265	1.31	4.2 years	267,265	1.31	4.2 years

	2,620,532			827,012

Assuming that no additional share-based payments are granted after September 30, 2011, $584,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 3.7 years.

5. Borrowings Under Line of Credit

On December 31, 2010, certain subsidiaries of the Company entered into a new line of credit facility which permits up to $9 million of borrowings limited to 85% of aggregate eligible accounts receivable with PNC Bank, National Association. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of September 30, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.2 million as of September 30, 2011 and had $3.9 million outstanding as of June 30, 2011. The line expires on December 31, 2012 and is secured by 65% of the stock in one of the Company’s subsidiaries and 100% of the stock of a separate subsidiary.

6. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $53,000 and $105,000 as of September 30, 2011 and June 30, 2011, respectively.

7. Income Taxes

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

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

8. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on earnings (loss) per share during loss periods. As of September 30, 2011, 6,242,315 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2011 and 2010, there were 4,174,448 and 5,947,062 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings (loss) per common share for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$402,000	$(2,171,000)
Payment and/or accretion of preferred stock dividends	(39,000)	(398,000)

Net income (loss) available to common stockholders	$363,000	$(2,569,000)

Weighted average shares used in computing basic net income (loss) per share:	51,921,676	42,701,339
Effect of dilutive securities	216,432	—

Weighted average shares used in computing diluted net income (loss) per share:	52,138,10854	42,701,339

Income (loss) per common share, basic	$0.01	$(0.06)

Income (loss) per common share, diluted	$0.01	$(0.06)

9. Preferred Stock

Convertible Preferred Stock

At September 30, 2011, 1,089,213 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2011, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At September 30, 2011, 937 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2011 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

10. Segment Information

The Company’s operations include business in North America, Singapore/Malaysia and Australia. Revenue for any particular geographic region is determined by sales made by the Company to the customers in that particular region. The Company’s chief operating decision maker and CEO evaluates business results based primarily on these geographic regions. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

Three Months Ended September 30, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$11,297,000	$781,000	$1,199,000	$13,277,000

Service revenue	4,348,000	194,000	260,000	4,802,000

Commission revenue	3,635,000	21,000	209,000	3,865,000

Total revenue	19,280,000	996,000	1,668,000	21,944,000

Cost of revenue-
Cost of product sales	7,870,000	566,000	866,000	9,302,000

Cost of service revenue	2,879,000	122,000	131,000	3,132,000

Total cost of revenue	10,749,000	688,000	997,000	12,434,000

Gross margin	8,531,000	308,000	671,000	9,510,000

Total operating expenses	8,224,000	242,000	448,000	8,914,000

Income from operations	$307,000	$66,000	$223,000	$596,000

Three Months Ended September 30, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$8,370,000	$528,000	$430,000	$9,328,000

Service revenue	4,136,000	120,000	239,000	4,495,000

Commission revenue	2,837,000	50,000	112,000	2,999,000

Total revenue	15,343,000	698,000	781,000	16,822,000

Cost of revenue-

Cost of product sales	5,680,000	364,000	319,000	6,363,000

Cost of service revenue	3,045,000	89,000	122,000	3,256,000

Total cost of revenue	8,725,000	453,000	441,000	9,619,000

Gross margin	6,618,000	245,000	340,000	7,203,000

Total operating expenses	8,581,000	138,000	278,000	8,997,000

Income (loss) from operations	$(1,963,000)	$107,000	$62,000	$(1,794,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, the cost of funds, and demand for the Company’s products and services; changes in the Company’s competitive position or competitive actions by other companies; the Company’s ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; ability to successfully integrate acquired businesses; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized or, if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements to reflect new information, future events or otherwise.

When used throughout this report, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

Overview

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy;

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering; and

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

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

Service Revenue- The Company provides services in the form of training, implementation, consulting services, software development, custom courseware development and technical support to its customers. The Company employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its RAND Secure Archive Division.

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605.

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

Cost of Product Sales-The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns incentives from its main supplier based upon the achievement of certain quarterly sales targets and these incentives, when achieved, serve to reduce the cost of product sales. The incentive targets are set annually and while the targets have changed over time in amount and structure, the Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range from period to period.

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended September 30, 2011 to the three-month period ended September 30, 2010. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech”), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the quarter ended September 30, 2010 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through September 30, 2010. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the quarter ended September 30, 2011 are those of the combined post-Merger Company.

Revenues

	Three Months Ended September 30,
	2011	2010	% change
Revenues:
Product sales	$13,277,000	$9,328,000	42.3%
Service revenue	4,802,000	4,495,000	6.8%
Commission revenue	3,865,000	2,999,000	28.9%

Total revenues	$21,944,000	$16,822,000	30.4%

Revenues. Total revenues for the three months ended September 30, 2011 increased by $5,122,000, or 30.4%, when compared to the same period in the prior fiscal year.

Product sales increased $3,949,000, or 42.3% for the three months ended September 30, 2011 when compared to the same period in the prior fiscal year. Approximately $2.4 million of this increase was because the prior fiscal quarter included only a partial quarter of post-Merger operations, while the current fiscal quarter included a full quarter of post-Merger results. In addition, approximately $700,000 of the increase was due to a single sale from the Company’s Australian operations with the remaining increase due to economic improvements in the markets served by the Company.

Service revenues increased $307,000, or 6.8%, for the three months ended September 30, 2011 when compared with the same period in the prior fiscal year. The effect of having a full quarter of post-Merger operations in the current fiscal quarter versus a partial quarter of post-Merger operations in the prior fiscal quarter was an increase in service revenues of $865,000. Service revenues would have decreased approximately $557,000 if the Merger had not taken place, due to decreases in Autodesk-related services of approximately $400,000 and declines in email archiving and data storage services of approximately $155,000. The Company recently made substantial investments in new data archiving infrastructure, greatly enhancing its data archiving service offerings. These new data archiving services, marketed under the trade name of Rand Secure Archive, are expected to improve data archiving service revenues in the near term. Additionally, the Company recently started an initiative targeting strategic accounts and offering enterprise-wide training services for the Autodesk products, leveraging on the proven skills of a team of training sales professionals.

Commission revenues increased $866,000, or 28.9%, for the three months ended September 30, 2011 when compared with the same period in the prior fiscal year. Approximately $776,000 of this increase was because the prior fiscal quarter included only a partial quarter of post-Merger operations, while the current fiscal quarter included a full quarter of post-Merger results.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2011	2010	% change
Cost of revenue:
Cost of product sales	$9,302,000	$6,363,000	46.2%
Cost of service revenue	3,132,000	3,256,000	(3.8)%

Total cost of revenue	$12,434,000	$9,619,000	29.3%

Gross margin	$9,510,000	$7,203,000

Cost of revenue. The total cost of revenue increased $2,815,000, or 29.3%, for the three months ended September 30, 2011 when compared to the same period in the prior fiscal year.

Cost of product sales increased 46.2% during the three months ended September 30, 2011 when compared with the same period in the prior fiscal year, while product revenue increased 42.3%. Product costs increased at a higher rate than product revenues due to the Company earning lower sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales.

Cost of service revenue decreased 3.8%, or $124,000, for the three months ended September 30, 2011 when compared to the same period in the prior fiscal year, while service revenues increased 6.8%. The effect of having a full quarter of post-Merger operations in the current fiscal quarter versus a partial quarter of post-Merger operations in the same quarter the prior fiscal year was a $588,000 increase in cost of services revenue, offset by cost reductions due to having fewer technical staff as well as decreased external costs associated with email archiving and data storage services. Cost of service revenue as a percentage of related revenue decreased to 65.2% during the three months ended September 30, 2011 from 72.4% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 43.3% for the three months ended September 30, 2011 was higher than the 42.8% gross margin in the same period in the prior fiscal year due primarily to the decreased services costs.

Other Operating Expenses

	Three Months Ended September 30,
	2011	2010	% change
Other operating expenses:
Selling, general and administrative	$8,518,000	$8,615,000	(1.1)%
Depreciation and amortization	396,000	382,000	3.7%

Total other operating expenses	$8,914,000	$8,997,000	(0.9)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $97,000, or 1.1%, for the three months ended September 30, 2011 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 38.8% for the three months ended September 30, 2011, a decrease from 51.2% for the same period in the prior fiscal year. The quarter ended September 30, 2010 included $1.7 million in one-time Merger-related costs, and did not include $1.6 million in expenses from the operations of pre-Merger Avatech, while the quarter ended September 30, 2011 included no Merger-related costs, and was for a full quarter of post-Merger operations, resulting in a net $97,000 decrease in selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased $14,000, or 3.7%, for the three months ended September 30, 2011 when compared to the same period in the prior fiscal year. The increase was due primarily to the additional amortization costs associated with the customer list and trade name acquired from Avatech in the Merger.

Other (Expense) Income, net

	Three Months Ended September 30,
	2011	2010	% change
Other expense, net	$(142,000)	$(315,000)	(54.9)%

Other (Expense) Income, net. The Company incurred $142,000 in other expense, net, during the three months ended September 30, 2011, compared to $315,000 during the same period in the prior fiscal year. The decrease is due to $165,000 of interest expense incurred on related-party notes payables for the three months ended September 30, 2010 as discussed below.

The pre-Merger Rand Worldwide, Inc. had outstanding term notes totaling approximately $12.6 million held by its majority stockholder. Immediately prior to the Merger, the pre-Merger Rand Worldwide, Inc. completed a recapitalization which had the effect of exchanging common stock for its Series A Redeemable Preferred Stock and accrued dividends thereon, as well as its related-party notes payable, and accrued interest thereon. The pre-Merger Rand Worldwide, Inc. incurred $165,000 of interest expense on these term notes for the three months ended September 30, 2010.

Income Tax Expense

	Three Months Ended September 30,
	2011	2010	% Change
Income tax expense	$52,000	$62,000	(16.1)%

Income Tax Expense. The Company recorded $52,000 of income tax expense during the three months ended September 30, 2011, compared to $62,000 in income tax expense recorded for the same period in the prior fiscal year.

As of September 30, 2011, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.7 million a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2011 and 2029. As of September 30, 2011, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2011 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

As of September 30, 2011, the Company had established a valuation allowance of its net deferred tax assets of approximately $15 million in all jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On December 31, 2010, the Company entered into a combined line of credit with PNC Bank, National Association by amending the existing line of credit held by Rand Worldwide. The Company’s new line of credit permits up to $9 million of borrowing limited to 85% of aggregate eligible accounts receivable. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of September 30, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.2 million as of September 30, 2011 and had $3.9 million outstanding as of June 30, 2011. The line expires on December 31, 2012 and is secured by 65% of the stock in one of the Company’s subsidiaries and 100% of the stock of a separate subsidiary.

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

For the three months ended September 30, 2011, net cash provided by operating activities was $1,099,000, compared with net cash used in operating activities of $435,000 during the three months ended September 30, 2010. The increase in cash provided by operating activities from the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was due mainly to the profitability of the Company, with some offsetting changes such as increased accounts receivable as a result of increased revenues.

The Company’s investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment for the three months ended September 30, 2011 decreased to $131,000 from $207,000 when compared to the three months ended September 30, 2010. The Company also acquired $2,123,000 of cash during the three months ended September 30, 2010 as a result of the Merger.

For the three months ended September 30, 2011, net cash used in financing activities was $776,000. compared to $168,000 during the three months ended September 30, 2010 as a result of making a larger net pay down on the line of credit.

The Company had a working capital surplus of $947,000 as of September 30, 2011.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2010. The agreement provides for an initial term of twelve months that, subject to certain requirements and termination rights of the parties, automatically renews on an annual basis for two additional twelve-month periods. The agreement designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at September 30, 2011:

Twelve months ending September 30:
2012	$2,380,000
2013	1,907,000
2014	1,594,000
2015	1,184,000
2016	525,000
Thereafter	615,000

Total minimum lease payments	$8,205,000

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $53,000 as of September 30, 2011 with approximately $28,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through April 2015 and depreciation expense on this equipment was approximately $46,000 as of September 30, 2011. Future minimum payments consisted of the following at September 30, 2011:

Twelve months ending September 30:
2012	$34,000
2013	21,000
2014	5,000
2015	2,000

Total minimum lease payments	62,000
Less:
Taxes	1,000
Imputed interest	8,000

Present value of future minimum lease payments	$53,000

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer (“CEO”) and its principal financial and accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2011 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

RAND WORLDWIDE, INC.

Date: November 14, 2011	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications††

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

†	Filed herewith.
††	Furnished herewith.
*	Furnished electronically with this report.