Form 10-Q
period 2011-12-31
RAND WORLDWIDE INC
filed 2012-02-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 14, 2012, there were 52,282,055 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	December 31, 2011	June 30, 2011

Assets
Current assets:
Cash	$2,286,000	$2,631,000
Accounts receivable, less allowance of $425,000 as of December 31, 2011 and $607,000 as of June 30, 2011	17,522,000	20,112,000
Income tax receivable	199,000	87,000
Other receivables	902,000	816,000
Inventory	149,000	132,000
Prepaid expenses and other current assets	1,279,000	926,000

Total current assets	22,337,000	24,704,000

Property and equipment:
Computer software and equipment	8,063,000	6,918,000
Office furniture and equipment	1,895,000	1,818,000
Leasehold improvements	682,000	647,000

	10,640,000	9,383,000
Less accumulated depreciation and amortization	(7,853,000)	(7,628,000)

	2,787,000	1,755,000

Customer list, net of accumulated amortization of $5,781,000 as of December 31, 2011 and $5,570,000 as of June 30, 2011	3,133,000	3,345,000
Goodwill	15,167,000	15,240,000
Trade name, net of accumulated amortization of $953,000 as of December 31, 2011 and $802,000 as of June 30, 2011	2,978,000	3,129,000
Other assets	364,000	403,000

Total assets	$46,766,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	December 31, 2011	June 30, 2011

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$2,146,000	$3,939,000
Accounts payable and accrued expenses	12,437,000	13,698,000
Accrued compensation and related benefits	1,470,000	2,455,000
Deferred revenue	4,235,000	4,017,000
Obligations under capital leases - current	246,000	77,000

Total current liabilities	20,534,000	24,186,000

Long-term liabilities:
Deferred tax liability	1,688,000	1,690,000
Obligations under capital leases, net of current	690,000	28,000

Total liabilities	22,912,000	25,904,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 927,098 and 1,090,150 shares outstanding at December 31, 2011 and June 30, 2011, respectively; aggregate liquidation preference of $1,493,000 and $1,591,000 at December 31, 2011 and June 30, 2011, respectively (note 9)	9,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 52,282,055 and 51,882,678 at December 31, 2011 and June 30, 2011, respectively	523,000	519,000
Additional paid-in capital	64,903,000	64,864,000
Accumulated deficit	(42,624,000)	(44,065,000)
Accumulated other comprehensive income	1,043,000	1,343,000

Total stockholders’ equity	23,854,000	22,672,000

Total liabilities and stockholders’ equity	$46,766,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2011	2010
Revenues:
Product sales	$12,771,000	$10,838,000
Service revenue	5,255,000	5,397,000
Commission revenue	4,447,000	5,433,000

	22,473,000	21,668,000
Cost of revenue:
Cost of product sales	8,703,000	6,986,000
Cost of service revenue	3,198,000	3,748,000

	11,901,000	10,734,000

Gross margin	10,572,000	10,934,000
Other operating expenses:
Selling, general and administrative	8,829,000	8,986,000
Depreciation and amortization	400,000	455,000

	9,229,000	9,441,000

Operating income	1,343,000	1,493,000
Other expense, net	(197,000)	(186,000)

Income before income taxes	1,146,000	1,307,000
Income tax expense	107,000	35,000

Net income	$1,039,000	$1,272,000
Preferred stock dividends	(39,000)	(40,000)

Net income available to common stockholders	$1,000,000	$1,232,000

Income per common share, basic	$0.02	$0.02

Income per common share, diluted	$0.02	$0.02

Shares used in computing income per common share:
Weighted average shares used in computation - basic	52,223,307	51,875,739
Weighted average shares used in computation - diluted	55,694,749	55,599,032

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Six Months Ended December 31,
	2011	2010
Revenues:
Product sales	$26,046,000	$20,166,000
Service revenue	10,059,000	9,892,000
Commission revenue	8,311,000	8,432,000

	44,416,000	38,490,000
Cost of revenue:
Cost of product sales	18,003,000	13,349,000
Cost of service revenue	6,332,000	7,004,000

	24,335,000	20,353,000

Gross margin	20,081,000	18,137,000
Other operating expenses:
Selling, general and administrative	17,348,000	17,601,000
Depreciation and amortization	795,000	837,000

	18,143,000	18,438,000

Operating income (loss)	1,938,000	(301,000)
Other expense, net	(338,000)	(501,000)

Income (loss) before income taxes	1,600,000	(802,000)
Income tax expense	159,000	97,000

Net income (loss)	$1,441,000	$(899,000)
Preferred stock dividends	(78,000)	(437,000)

Net income (loss) available to common stockholders	$1,363,000	$(1,336,000)

Income (loss) per common share, basic	$0.03	$(0.03)

Income (loss) per common share, diluted	$0.03	$(0.03)

Shares used in computing income (loss) per common share:
Weighted average shares used in computation - basic	52,072,435	47,288,544
Weighted average shares used in computation - diluted	55,563,059	47,288,544

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000

Vesting of stock options granted to employees					83,000			83,000
Preferred stock dividends					(78,000)			(78,000)
Issuance of common stock upon the exercise of stock options			73,000	1,000	35,000			36,000
Conversion of preferred stock into common stock	(163,052)	(2,000)	326,377	3,000	(1,000)			—
Foreign currency translation adjustment							(300,000)	(300,000)
Net income for the six months ended December 31, 2011						1,441,000		1,441,000

Comprehensive income								1,141,000

Balance at December 31, 2011	927,098	$9,000	52,282,055	$523,000	$64,903,000	$(42,624,000)	$1,043,000	$23,854,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,441,000	$(899,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	12,000	—
Bad debt expense (recoveries)	(69,000)	45,000
Depreciation and amortization	795,000	982,000
Stock-based compensation	83,000	5,000
Deferred income taxes	(2,000)	89,000
Changes in operating assets and liabilities net of those acquired:
Accounts receivable and other receivables	2,573,000	(7,177,000)
Income tax receivable	(112,000)	—
Inventory	(17,000)	77,000
Prepaid expenses and other current assets	(353,000)	(70,000)
Other assets	39,000	132,000
Accounts payable and accrued expenses	(1,261,000)	2,468,000
Accrued compensation and related benefits	(985,000)	(144,000)
Deferred tax liability	—	(90,000)
Deferred revenue	218,000	3,422,000
Income taxes payable	—	162,000
Other long-term liabilities	—	(103,000)

Net cash provided by (used in) operating activities	2,362,000	(1,101,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	—	2,123,000
Purchases of property and equipment	(548,000)	(232,000)

Net cash (used in) provided by investing activities	(548,000)	1,891,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	57,851,000	28,206,000
Repayment of borrowings under line of credit	(59,644,000)	(27,032,000)
Principal payment on capital lease obligations	(116,000)	(86,000)
Net effect of recapitalization of Term Notes	—	115,000
Proceeds from the issuance of common stock to employees	36,000	3,000
Payment of preferred stock dividends	(78,000)	(67,000)

Net cash (used in) provided by financing activities	(1,951,000)	1,139,000
Effect of exchange rate changes on cash	(208,000)	333,000

Net change in cash	(345,000)	2,262,000
Cash - beginning of period	2,631,000	1,198,000

Cash - end of period	$2,286,000	$3,460,000

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

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the six months ended December 31, 2010 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through December 31, 2010. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the six months ended December 31, 2011 are those of the combined post-Merger Company. All intercompany accounts and transactions between Avatech and its subsidiaries prior to the Merger, between pre-Merger Rand Worldwide, Inc. and its subsidiaries prior to the Merger, and the combined post-Merger Company and its subsidiaries have been eliminated in consolidation.

References in these Notes to “Rand Worldwide”, “the Company”, “us”, “we”, “our” are references to the post-Merger corporation and, unless the context clearly contemplated otherwise, its consolidated subsidiaries.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications and ASCENT - Center for Technical Knowledge (“ASCENT”).

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

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services, including data archiving solutions, facilities management solutions, as well as training for customers who use products other than from Autodesk.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Members of executive management perform their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 10.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of results for the full fiscal year or any future interim period.

The books of the Company are maintained in United States dollars and this is the Company’s functional reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

•	Monetary items are recorded at the rate of exchange prevailing as of the balance sheet date;

•	Non-monetary items including equity are recorded at the historical rate of exchange ; and

•	Revenues and expenses are recorded at the period average in which the transaction occurred.

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board amended Accounting Standards Codification 350, “Intangibles - Goodwill and Other”. Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate that the Company’s adoption of this amendment will have a material impact on our consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $100,000 and $86,000 during the three months ended December 31, 2011 and 2010, respectively, and approximately $161,000 and $122,000 during the six months ended December 31, 2011 and 2010, respectively. The Company also paid federal and state income taxes of approximately $284,000 and $47,000 during the three months ended December 31, 2011 and 2010, respectively and approximately $384,000 and $322,000 during the six months ended December 31, 2011 and 2010, respectively. Total purchases of property and equipment included non-cash purchases of $947,000, and $0 for the six months ended December 31, 2011 and December 31, 2010, respectively.

4. Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan originally provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. At the Company’s Annual Meeting of Stockholders held on November 9, 2011, stockholders approved an amendment to the Plan increasing the aggregate number of shares available for issuance upon the exercise of options by 3,700,000, for a total of 6,800,000 shares. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. As of the date of the Merger, all of Avatech’s outstanding stock options became fully vested in accordance with their respective option agreements. For the six months ended December 31, 2011, total stock compensation expense charged against income for this Plan was $83,000. There were no stock options granted during the six months ended December 31, 2011 or 2010.

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

A summary of stock option activity during the six months ended December 31, 2011 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2011	3,328,332	$0.81
Granted	—	—
Exercised	(73,000)	0.50
Forfeited	(639,320)	1.06
Expired	(16,765)	1.38

Outstanding at December 31, 2011	2,599,247	$0.75	$79,000

Exercisable at December 31, 2011	805,727	$0.87	$29,000

Weighted-average remaining contractual life	4.1 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2011 ranged from $0.17 to $3.81 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 - 0.50	185,427	$0.41	2.8 years	185,427	$0.41	2.8 years
0.51 - 0.75	1,883,320	0.70	9.2 years	89,800	0.64	5.5 years
0.76 - 1.00	280,000	0.86	4.6 years	280,000	0.86	4.6 years
1.01 - 3.81	250,500	1.31	4.2 years	250,500	1.31	4.2 years

	2,599,247			805,727

Assuming that no additional share-based payments are granted after December 31, 2011, $542,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 3.5 years.

5. Borrowings Under Line of Credit

On December 31, 2010, certain subsidiaries of the Company entered into a new line of credit facility which permits up to $9 million of borrowings limited to 85% of aggregate eligible accounts receivable with PNC Bank, National Association. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of December 31, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.1 million as of December 31, 2011 and had $3.9 million outstanding as of June 30, 2011. The line expires on December 31, 2012 and is secured by 65% of the stock in one of the Company’s subsidiaries and 100% of the stock of a separate subsidiary.

6. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $936,000 and $105,000 as of December 31, 2011 and June 30, 2011, respectively.

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

During the current fiscal quarter, management completed an evaluation of its deferred tax assets and its offsetting valuation allowance and concluded that the Company will retain its full valuation allowance until the Company establishes a longer trend of profitable operations. While the Company was profitable in the prior fiscal year and has continued to be profitable in the current fiscal year, we believe the 18 months of profits did not provide sufficient history of profitable operations to support the release of any of the calculated reserve. An evaluation will be conducted again at fiscal year-end based on updated operating results, the overall economy and the state of our marketplace at that time.

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

8. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on earnings (loss) per share during loss periods. As of December 31, 2011, 5,894,652 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and six months ended December 31, 2011 and 2010, there were 535,900 and 3,963,140 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$1,039,000	$1,272,000
Preferred stock dividends	(39,000)	(40,000)

Net income available to common stockholders	$1,000,000	$1,232,000

Weighted average shares used in computing basic net income per share:	52,223,307	51,875,739
Assumed conversion of preferred stock	3,295,406	3,621,783

Effect of outstanding stock options	176,036	101,510

Weighted average shares used in computing diluted net income (loss) per share:	55,694,749	55,599,032

Income per common share, basic	$0.02	$0.02

Income per common share, diluted	$0.02	$0.02

	Six Months Ended December 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$1,441,000	$(899,000)
Preferred stock dividends	(78,000)	(437,000)

Net income (loss) available to common stockholders	$1,363,000	$(1,336,000)

Weighted average shares used in computing basic net income (loss) per share:	52,072,435	47,288,544
Assumed conversion of preferred stock	3,295,406	—
Effect of outstanding stock options	195,218	—

Weighted average shares used in computing diluted net income (loss) per share:	55,563,059	47,288,544

Income (loss) per common share, basic	$0.03	$(0.03)

Income (loss) per common share, diluted	$0.03	$(0.03)

9. Preferred Stock

Convertible Preferred Stock

At December 31, 2011, 926,161 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

Redemption Feature - The Series D shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The terms of the Merger with Rand Worldwide did not trigger any redemption provisions of the Series D shares. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights - Each holder of the Series D shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate - The holders of the Series D shares are entitled to receive cumulative dividends at a rate of 10% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature - The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2011, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

Liquidation Preference - In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.60 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

At December 31, 2011, 937 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

Redemption Feature - The Series E shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The terms of the Merger with Rand Worldwide did not trigger any redemption provisions of the Series E shares. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

Voting Rights - Each holder of the Series E shares shall vote together with all other classes and series of stock of the Company as a single class on all actions. Each share shall entitle the holder to one vote per share of common stock into which the preferred stock is then convertible on each such action. In addition, these holders have special voting rights in connection with certain matters, including the issuance of senior stock or debentures, certain mergers, the dissolution of the Company and any amendment to the charter or the terms of the securities that would impair their rights.

Dividend Rate - The holders of the Series E shares are entitled to receive cumulative dividends at a rate of 10% per annum when and as declared by the Board of Directors. Dividends are paid quarterly to preferred stockholders.

Conversion Feature - The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2011 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

Liquidation Preference - In the event of a liquidation, dissolution or winding up of the Company, the holders of Series E shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.65 per share (upon conversion) plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

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

Three Months Ended December 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$11,529,000	$889,000	$353,000	$12,771,000

Service revenue	4,845,000	144,000	266,000	5,255,000

Commission revenue	4,255,000	81,000	111,000	4,447,000

Total revenue	20,629,000	1,114,000	730,000	22,473,000

Cost of revenue-
Cost of product sales	7,918,000	591,000	194,000	8,703,000

Cost of service revenue	2,907,000	157,000	134,000	3,198,000

Total cost of revenue	10,825,000	748,000	328,000	11,901,000

Gross margin	9,804,000	366,000	402,000	10,572,000

Total operating expenses	8,500,000	282,000	447,000	9,229,000

Operating income (loss)	1,304,000	84,000	(45,000)	1,343,000

Other expense, net	(194,000)	(8,000)	5,000	(197,000)

Income (loss) before income taxes	$1,110,000	$76,000	$(40,000)	$1,146,000

Three Months Ended December 31, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$9,741,000	$585,000	$512,000	$10,838,000

Service revenue	5,012,000	162,000	223,000	5,397,000

Commission revenue	5,313,000	16,000	104,000	5,433,000

Total revenue	20,066,000	763,000	839,000	21,668,000

Cost of revenue-

Cost of product sales	6,186,000	462,000	338,000	6,986,000

Cost of service revenue	3,531,000	113,000	104,000	3,748,000

Total cost of revenue	9,717,000	575,000	442,000	10,734,000

Gross margin	10,349,000	188,000	397,000	10,934,000

Total operating expenses	8,885,000	221,000	335,000	9,441,000

Operating income (loss)	1,464,000	(33,000)	62,000	1,493,000

Other expense, net	(193,000)	4,000	3,000	(186,000)

Income (loss) before income taxes	$1,271,000	$(29,000)	$65,000	$1,307,000

Six Months Ended December 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$22,826,000	$1,669,000	$1,551,000	$26,046,000

Service revenue	9,193,000	339,000	527,000	10,059,000

Commission revenue	7,890,000	101,000	320,000	8,311,000

Total revenue	39,909,000	2,109,000	2,398,000	44,416,000

Cost of revenue-

Cost of product sales	15,787,000	1,157,000	1,059,000	18,003,000

Cost of service revenue	5,787,000	278,000	267,000	6,332,000

Total cost of revenue	21,574,000	1,435,000	1,326,000	24,335,000

Gross margin	18,335,000	674,000	1,072,000	20,081,000

Total operating expenses	16,724,000	522,000	897,000	18,143,000

Operating income (loss)	1,611,000	152,000	175,000	1,938,000

Other expense, net	(325,000)	(23,000)	10,000	(338,000)

Income (loss) before income taxes	$1,286,000	$129,000	$185,000	$1,600,000

Six Months Ended December 31, 2010

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$18,111,000	$1,113,000	$942,000	$20,166,000

Service revenue	9,148,000	282,000	462,000	9,892,000

Commission revenue	8,150,000	66,000	216,000	8,432,000

Total revenue	35,409,000	1,461,000	1,620,000	38,490,000

Cost of revenue-

Cost of product sales	11,866,000	826,000	657,000	13,349,000

Cost of service revenue	6,576,000	202,000	226,000	7,004,000

Total cost of revenue	18,442,000	1,028,000	883,000	20,353,000

Gross margin	16,967,000	433,000	737,000	18,137,000

Total operating expenses	17,466,000	359,000	613,000	18,438,000

Operating income (loss)	(499,000)	74,000	124,000	(301,000)

Other expense, net	(509,000)	3,000	5,000	(501,000)

Income (loss) before income taxes	$(1,008,000)	$77,000	$129,000	$(802,000)

	December 31, 2011	June 30, 2011

Long lived assets
North America	$2,713,000	$1,643,000
Singapore/Malaysia	16,000	26,000
Australia	58,000	86,000

Total	$2,787,000	$1,755,000

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software economy;

•	Profitably grow its consulting and services business by leveraging its expertise in design engineering and data management; and

•	Acquire and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

This strategy was designed to match the Company’s product and service offerings more precisely with the needs of its customers, while providing avenues of growth and diversification.

Product Sales - Product sales consist primarily of the resale of packaged design software, including:

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

Service Revenue - The Company provides services in the form of training, implementation, consulting services, software development, custom courseware development and technical support to its customers. The Company employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its RAND Secure Archive Division.

Commission Revenue - The Company offers Autodesk’s subscription programs, which entitle subscribers to receive software upgrades, web support and eLearning lessons directly from Autodesk. Because the Company does not participate in the delivery of these subscription products or the web support and eLearning lesson benefits, the Company records the gross profit from the sale of Autodesk software subscriptions as commission revenue. In addition, the Company sells technology upgrades to existing Autodesk customers through the Autodesk Subscription program where the customers receive the latest releases of Autodesk software, incremental product enhancements, and personalized web support direct from Autodesk.

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 605, “Revenue Recognition”.

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

Cost of Product Sales - The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns incentives from its main supplier based upon the achievement of certain quarterly sales targets and these incentives, when achieved, serve to reduce the cost of product sales. The incentive targets are set annually and while the targets have changed over time in amount and structure, the Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range from period to period.

Cost of Service Revenue - Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, employee benefits, travel, printed materials and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

Selling, General and Administrative Expense - Selling, general and administrative expense consist primarily of compensation and other expenses associated with the Company’s sales force, management, finance, human resources, and information systems. Advertising and public relations expenses and expenses for facilities, such as rent and utilities, are also included in selling, general and administrative expense.

Depreciation and Amortization Expense - Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. The Company leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset.

Interest Expense - Interest expense consists of interest on capital lease obligations and borrowings from lines of credit.

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended December 31, 2011 to the three-month period ended December 31, 2010. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2011	2010	% change
Revenues:
Product sales	$12,771,000	$10,838,000	17.8%
Service revenue	5,255,000	5,397,000	(2.6)%
Commission revenue	4,447,000	5,433,000	(18.1)%

Total revenues	$22,473,000	$21,668,000	3.7%

Revenues. Total revenues for the three months ended December 31, 2011 increased by $805,000, or 3.7%, when compared to the same period in the prior fiscal year.

Product sales increased $1,933,000, or 17.8%, for the three months ended December 31, 2011 when compared to the same period in the prior fiscal year. The majority of the product revenue increase, approximately $1.6 million, resulted from the growing popularity of Autodesk Design Suites, which include several popular design software components bundled together into software suites tailored to specific industries. Design Suites offer customers an enhanced value proposition, as the suites are priced significantly lower than the individual software components that are bundled with the suites, and the products included within the suites are tightly integrated to increase efficiency and improve workflows. Additionally, the Company’s ASCENT courseware sales increased by $321,000 during the three months ended December 31, 2011 when compared with the same period in the prior fiscal year mainly as the result of developing outside distribution channels for the courseware.

Service revenues decreased $142,000, or 2.6%, for the three months ended December 31, 2011 when compared with the same period in the prior fiscal year. The revenue decrease is primarily the result of decreased revenue from data archiving services. The Company recently made substantial investments in new data archiving infrastructure, greatly enhancing its data archiving service offerings. These new data archiving services, marketed under the trade name of Rand Secure Archive, are expected to improve data archiving service revenues in the near term, and the company has made progress during the current quarter in developing its infrastructure and closing new contracts for the Secure Archive offering. Additionally, the Company recently started an initiative targeting strategic accounts and offering enterprise-wide training services for the Autodesk products, leveraging on the proven skills of a team of training sales professionals, and this strategic training sales effort has ramped up during the three months ended December 31, 2011.

Commission revenues decreased $986,000, or 18.1%, for the three months ended December 31, 2011 when compared with the same period in the prior fiscal year. The Company closed a large, single subscription renewal during the three months ended December 31, 2010, which netted approximately $550,000 of commission revenue, and no similar large sales during the three months ended December 31, 2011. Furthermore, commission revenues on government sales decreased $175,000. The remaining decrease in commission revenues is due primarily to a single large annual subscription renewal which closed during the second quarter of the prior fiscal year but not until the third fiscal quarter of the current year.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2011	2010	% change
Cost of revenue:
Cost of product sales	$8,703,000	$6,986,000	24.6%
Cost of service revenue	3,198,000	3,748,000	(14.7)%

Total cost of revenue	$11,901,000	$10,734,000	10.9%

Gross margin	$10,572,000	$10,934,000

Cost of revenue. The total cost of revenue increased $1,167,000, or 10.9%, for the three months ended December 31, 2011 when compared to the same period in the prior fiscal year.

Cost of product sales increased 24.6% during the three months ended December 31, 2011 when compared with the same period in the prior fiscal year, while product revenues increased 17.8%. Product costs increased at a higher rate than product revenues due to the Company earning lower sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates are applied to the cost of product sales.

Cost of service revenue decreased 14.7% for the three months ended December 31, 2011 when compared to the same period in the prior fiscal year, while service revenues decreased 2.6% due to lower technical staffing resulting in higher utilization of the existing staff as well as decreased external costs associated with email archiving and data storage services. Cost of service revenue as a percentage of related revenue decreased to 60.9% during the three months ended December 31, 2011 from 69.4% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 47.0% for the three months ended December 31, 2011 was lower than the 50.5% gross margin for the same period in the prior fiscal year due primarily to lower achievement of vendor rebates in the current quarter combined with a sales mix which included less commission revenue, which represents 100% margin because it is reported net of cost.

Other Operating Expenses

	Three Months Ended December 31,
	2011	2010	% change
Other operating expenses:
Selling, general and administrative	$8,829,000	$8,986,000	(1.7)%
Depreciation and amortization	400,000	455,000	(12.1)%

Total other operating expenses	$9,229,000	$9,441,000	(2.2)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $157,000, or 1.7%, for the three months ended December 31, 2011 when compared to the same period in the prior fiscal year, mainly due to reduced severance costs that occurred in the prior period following the merger. Selling, general and administrative expense as a percent of total revenues was 39.3% for the three months ended December 31, 2011, a decrease from 41.5% for the same period in the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expenses decreased $55,000, or 12.1%, for the three months ended December 31, 2011 when compared to the same period in the prior fiscal year. The decrease is due to a group of computers having reached the end of their depreciable life prior to the current fiscal quarter but remaining in service until they were replaced with new equipment at the end of the quarter. Accordingly, depreciation expense is expected to increase next quarter as the new equipment is depreciated.

Other Expense, Net

	Three Months Ended December 31,
	2011	2010	% change
Other expense, net	$(197,000)	$(186,000)	5.9%

Other Expense, Net. The Company incurred $197,000 in other expense, net, during the three months ended December 31, 2011, compared to $186,000 during the same period in the prior fiscal year. Other income and expense consists primarily of interest income and expense, foreign currency translation gains and losses, and gains and losses on the disposal of assets.

Income Tax Expense

	Three Months Ended December 31,
	2011	2010	% change
Income tax expense	$107,000	$35,000	205.7%

Income Tax Expense. The Company recorded $107,000 of income tax expense during the three months ended December 31, 2011, compared to $35,000 in income tax expense recorded for the same period in the prior fiscal year.

As of December 31, 2011, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $22.6 million, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2012 and 2029. As of December 31, 2011, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2012 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

The Company’s net deferred tax assets are approximately $15 million which are fully offset by a valuation allowance. During the current fiscal quarter, management completed an evaluation of its deferred tax assets and its offsetting valuation allowance and concluded that the Company will retain the full valuation allowance until the Company demonstrates sufficient history of profitable operations to support the release of any of the calculated reserve. While the Company was profitable in the prior fiscal year and has continued to be profitable in the current fiscal year, two full years of profitability are considered standard for declaring a sustained profitable trend to support the release of valuation allowance. An evaluation will be conducted again at fiscal year-end based on updated operating results, the state of the overall economy and the Company’s marketplace at that time.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

The following tables set forth a comparison of the Company’s results of operations for the six-month period ended December 31, 2011 to the six-month period ended December 31, 2010. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The six-month financial results are not necessarily indicative of future results.

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the six months ended December 31, 2010 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through December 31, 2010. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the six months ended December 31, 2011 are those of the combined post-Merger Company.

Revenues

	Six Months Ended December 31,
	2011	2010	% change
Revenues:
Product sales	$26,046,000	$20,166,000	29.2%
Service revenue	10,059,000	9,892,000	1.7%
Commission revenue	8,311,000	8,432,000	(1.4)%

Total revenues	$44,416,000	$38,490,000	15.4%

Revenues. Total revenues for the six months ended December 31, 2011 increased by $5,926,000, or 15.4%, when compared to the same period in the prior fiscal year.

Product sales increased $5,880,000, or 29.2%, for the six months ended December 31, 2011 when compared to the same period in the prior fiscal year. Approximately $2.4 million of this increase was because the prior fiscal quarter included only a partial quarter of post-Merger operations, while the current fiscal quarter included a full quarter of post-Merger results. Approximately $700,000 of the increase was due to a single sale from the Company’s Australian operations with the remaining increase due to economic improvements in the markets served by the Company. Additionally, the Company’s ASCENT courseware sales increased by $422,000 during the three months ended December 31, 2011 when compared with the same period in the prior fiscal year mainly as the result of developing outside distribution channels for the courseware. The remaining increase in product revenue resulted from the growing popularity of Autodesk Design Suites, which include several popular design software components bundled together into software suites tailored to specific industries.

Service revenues increased $167,000, or 1.7%, for the six months ended December 31, 2011 when compared with the same period in the prior fiscal year. The effect of having a full quarter of post-Merger operations in the current fiscal quarter versus a partial quarter of post-Merger operations in the prior fiscal quarter was an increase in service revenues of $865,000. Service revenues would have decreased approximately $698,000 if the Merger had not taken place, due to decreases in Autodesk-related services of approximately $451,000 and declines in email archiving and data storage services of approximately $247,000. The Company recently made substantial investments in new data archiving infrastructure, greatly enhancing its data archiving service offerings. These new data archiving services, marketed under the trade name of Rand Secure Archive, are expected to improve data archiving service revenues in the near term, and the company has made progress during the current quarter in developing its infrastructure and closing new contracts for the Secure Archive offering. Additionally, the Company recently started an initiative targeting strategic accounts and offering enterprise-wide training services for the Autodesk products, leveraging on the proven skills of a team of training sales professionals, and this strategic training sales effort has ramped up during the three months ended December 31, 2011.

Commission revenues decreased $121,000, or 1.4%, for the six months ended December 31, 2011 when compared with the same period in the prior fiscal year. The effect of including only a partial quarter of post-Merger results in the prior fiscal year was a reduction of $776,000 in commission revenues. Commission revenues would have declined $897,000 if the prior fiscal year had included a full quarter of post-Merger results. The Company closed a large single sale during the six months ended December 31, 2010, which netted approximately $550,000 of commission revenue, and no similar large sales during the six months ended December 31, 2011. The remaining decrease is largely the result of decreased commission revenues from government sales.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2011	2010	% change
Cost of revenue:
Cost of product sales	$18,003,000	$13,349,000	34.9%
Cost of service revenue	6,332,000	7,004,000	(9.6)%

Total cost of revenue	$24,335,000	$20,353,000	19.6%

Gross margin	$20,081,000	$18,137,000

Cost of revenue. The total cost of revenue increased $3,982,000, or 19.6%, for the six months ended December 31, 2011 when compared to the same period in the prior fiscal year.

Cost of product sales increased 34.9% during the six months ended December 31, 2011 when compared with the same period in the prior fiscal year, while product revenue increased 29.2%. Product costs increased at a higher rate than product revenues due to the Company earning lower sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales.

Cost of service revenue decreased 9.6% for the six months ended December 31, 2011 when compared to the same period in the prior fiscal year, while service revenues increased 1.7%. The effect of having a full quarter of post-Merger operations in the current fiscal quarter versus a partial quarter of post-Merger operations in the same quarter the prior fiscal year was a $588,000 increase in cost of services revenue, offset by cost reductions due to having fewer technical staff as well as decreased external costs associated with email archiving and data storage services. Cost of service revenue as a percentage of related revenue decreased to 62.9% during the six months ended December 31, 2011 from 70.8% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 45.2% for the six months ended December 31, 2011 was lower than the 47.1% gross margin for the same period in the prior fiscal year due primarily to decreased vendor rebates combined with a sales mix which included less commission revenue, which represents 100% margin because it is reported net of cost.

Other Operating Expenses

	Six Months Ended December 31,
	2011	2010	% change
Other operating expenses:
Selling, general and administrative	$17,348,000	$17,601,000	(1.4)%
Depreciation and amortization	795,000	837,000	(5.0)%

Total other operating expenses	$18,143,000	$18,438,000	(1.6)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $253,000, or 1.4%, for the six months ended December 31, 2011 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 39.1% for the six months ended December 31, 2011, a decrease from 45.7% for the same period in the prior fiscal year. The six months ended December 31, 2010 included $1.7 million in one-time Merger-related costs, and did not include $1.6 million in expenses from the operations of pre-Merger Avatech, while the six months ended December 31, 2011 included no Merger-related costs, and was for a full six months of post-Merger operations. In addition to the net $100,000 decrease in expenses related to the Merger costs, and the effect of reporting a full post-Merger quarter versus a partial post-Merger quarter, selling, general and administrative expense decreased by $153,000, primarily due to reduced severance costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $42,000, or 5.0%, for the six months ended December 31, 2011 when compared to the same period in the prior fiscal year. The decrease is due to a group of computers having reached the end of their depreciable lives prior to the current fiscal quarter but remaining in service until they were replaced with new equipment at the end of the quarter. Accordingly, depreciation expense is expected to increase next quarter as the new equipment is depreciated.

Other Expense, Net

	Six Months Ended December 31,
	2011	2010	% change
Other expense, net	$(338,000)	$(501,000)	(32.5)%

Other Expense, Net. The Company incurred $338,000 in other expense, net, during the six months ended December 31, 2011, compared to $501,000 during the same period in the prior fiscal year. Other income and expense consists primarily of interest income and expense, foreign currency translation gains and losses, and gains and losses on the disposal of assets.

Income Tax Expense

	Six Months Ended December 31,
	2011	2010	% change
Income tax expense	$159,000	$97,000	63.9%

Income Tax Expense. The Company recorded $159,000 of income tax expense during the six months ended December 31, 2011, compared to $97,000 in income tax expense recorded for the same period in the prior fiscal year.

As of December 31, 2011, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $22.6 million, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2012 and 2029. As of December 31, 2011, the Company also had foreign net operating loss carryforwards of approximately $18.2 million available to reduce future taxable income. These carryforwards expire between 2012 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

The Company’s net deferred tax assets are approximately $15 million in all jurisdictions including the United States, which is offset in full by a valuation allowance. During the current fiscal quarter, management completed an evaluation of its deferred tax assets and its offsetting valuation allowance and concluded that the Company will retain its full valuation allowance until the Company provides sufficient history of profitable operations to support the release of any of the calculated reserve. While the Company was profitable in the prior fiscal year and has continued to be profitable in the current fiscal year, two full years of profitability are considered standard for declaring a sustained profitable trend to warrant the release of calculated reserve. An evaluation will be conducted again at fiscal year-end based on updated operating results, the overall economy and the state of our marketplace at that time.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On December 31, 2010, the Company entered into a combined line of credit with PNC Bank, National Association by amending the existing line of credit held by Rand Worldwide. This line of credit permits up to $9 million of borrowing limited to 85% of aggregate eligible accounts receivable. The interest rate is, at the Company’s option, either (i) the “Eurodollar Rate”, which is calculated by using the LIBOR rate plus an applicable margin ranging from 2.5% to 3.25% or (ii) the bank’s “Alternate Base Rate”, which is calculated by using the base rate of the bank, the federal funds open rate, or the daily LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%. The interest rate as of December 31, 2011 was 5%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.1 million as of December 31, 2011 and had $3.9 million outstanding as of June 30, 2011. The line expires on December 31, 2012 and is secured by 65% of the stock in one of the Company’s subsidiaries and 100% of the stock of a separate subsidiary.

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

For the six months ended December 31, 2011, net cash provided by operating activities was $2,362,000, compared with net cash used in operating activities of $1,101,000 during the six months ended December 31, 2010. The increase in cash provided by operating activities from the six months ended December 31, 2011, compared to the six months ended December 31, 2010 was due mainly to the profitability of the Company, with some offsetting changes such as increased accounts receivable as a result of increased revenues.

The Company’s investing activities consist principally of investments in computer and office equipment. Purchases of equipment for the six months ended December 31, 2011 increased to $548,000 from $232,000 when compared to the six months ended December 31, 2010. The Company also acquired $2,123,000 of cash during the six months ended December 31, 2010 as a result of the Merger.

For the six months ended December 31, 2011, net cash used in financing activities was $1,951,000 compared to net cash provided by financing activities of $1,139,000 during the six months ended December 31, 2010. The difference resulted from the Company’s decision to reduce the outstanding balance under its line of credit during the six months ended December 31, 2011.

The Company had a working capital surplus of $1,803,000 as of December 31, 2011.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2011:

Twelve months ending December 31:
2012	$2,437,000
2013	2,107,000
2014	1,734,000
2015	1,249,000
2016	692,000
Thereafter	736,000

Total minimum lease payments	$8,955,000

Capital Leases

The Company has various components of computer equipment that are used in its training facilities and by employees throughout its office locations, much of which is leased. These capital lease obligations totaled $936,000 as of December 31, 2011 with approximately $246,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $92,000 as of December 31, 2011. Future minimum payments consisted of the following at December 31, 2011:

Twelve months ending December 31:
2012	$303,000
2013	299,000
2014	258,000
2015	138,000
2016	95,000

Total minimum lease payments	1,093,000
Less:
Taxes	38,000
Imputed interest	119,000

Present value of future minimum lease payments	$936,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2011 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

RAND WORLDWIDE, INC.

Date: February 14, 2012	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2012	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications††

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Label Linkbase Document. ††

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ††

†	Filed herewith.
††	Furnished herewith.