Form 10-Q
period 2012-03-31
RAND WORLDWIDE INC
filed 2012-05-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 9, 2012, there were 53,493,077 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2012	June 30, 2011

Assets
Current assets:
Cash	$1,345,000	$2,631,000
Accounts receivable, less allowance of $378,000 as of March 31, 2012 and $607,000 as of June 30, 2011	17,157,000	20,112,000
Income tax receivable	358,000	87,000
Other receivables	888,000	816,000
Inventory	109,000	132,000
Prepaid expenses and other current assets	1,718,000	926,000

Total current assets	21,575,000	24,704,000

Property and equipment:
Computer software and equipment	8,261,000	6,918,000
Office furniture and equipment	1,989,000	1,818,000
Leasehold improvements	702,000	647,000

	10,952,000	9,383,000
Less accumulated depreciation and amortization	(8,163,000)	(7,628,000)

	2,789,000	1,755,000

Customer list, net of accumulated amortization of $5,895,000 as of March 31, 2012 and $5,570,000 as of June 30, 2011	3,500,000	3,345,000
Goodwill	15,999,000	15,240,000
Trade name, net of accumulated amortization of $1,029,000 as of March 31, 2012 and $802,000 as of June 30, 2011	2,902,000	3,129,000
Other assets	344,000	403,000

Total assets	$47,109,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	March 31, 2012	June 30, 2011

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$1,788,000	$3,939,000
Accounts payable and accrued expenses	10,975,000	13,698,000
Accrued compensation and related benefits	1,497,000	2,455,000
Deferred revenue	4,519,000	4,017,000
Obligations under capital leases, current	284,000	77,000

Total current liabilities	19,063,000	24,186,000

Long-term liabilities:
Deferred tax liability	1,689,000	1,690,000
Obligations under capital leases, net of current	690,000	28,000

Total liabilities	21,442,000	25,904,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 and 1,090,150 shares outstanding at March 31, 2012 and June 30, 2011, respectively; aggregate liquidation preference of $1,093,000 and $1,591,000 at March 31, 2012 and June 30, 2011, respectively (note 9)	4,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 53,493,077 and 51,882,678 at March 31, 2012 and June 30, 2011, respectively	535,000	519,000
Additional paid-in capital	64,909,000	64,864,000
Accumulated deficit	(40,985,000)	(44,065,000)
Accumulated other comprehensive income	1,204,000	1,343,000

Total stockholders’ equity	25,667,000	22,672,000

Total liabilities and stockholders’ equity	$47,109,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales	$11,324,000	$16,343,000
Service revenue	5,206,000	5,450,000
Commission revenue	5,821,000	5,630,000

	22,351,000	27,423,000

Cost of revenue:
Cost of product sales	7,596,000	11,028,000
Cost of service revenue	3,444,000	3,775,000

	11,040,000	14,803,000

Gross margin	11,311,000	12,620,000
Other operating expenses:
Selling, general and administrative	9,091,000	9,902,000
Depreciation and amortization	432,000	468,000

	9,523,000	10,370,000

Operating income	1,788,000	2,250,000
Other expense, net	(79,000)	(150,000)

Income before income taxes	1,709,000	2,100,000
Income tax expense	70,000	30,000

Net income	$1,639,000	$2,070,000
Preferred stock dividends	(32,000)	(38,000)

Net income available to common stockholders	$1,607,000	$2,032,000

Income per common share, basic	$0.03	$0.04

Income per common share, diluted	$0.03	$0.04

Shares used in computing income per common share:
Weighted average shares used in computation - basic	52,546,391	51,882,678
Weighted average shares used in computation - diluted	54,710,936	55,613,839

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended March 31,
	2012	2011
Revenues:
Product sales	$37,370,000	$36,509,000
Service revenue	15,265,000	15,342,000
Commission revenue	14,132,000	14,062,000

	66,767,000	65,913,000

Cost of revenue:
Cost of product sales	25,599,000	24,377,000
Cost of service revenue	9,776,000	10,779,000

	35,375,000	35,156,000

Gross margin	31,392,000	30,757,000
Other operating expenses:
Selling, general and administrative	26,439,000	27,503,000
Depreciation and amortization	1,227,000	1,305,000

	27,666,000	28,808,000

Operating income	3,726,000	1,949,000
Other expense, net	(417,000)	(651,000)

Income before income taxes	3,309,000	1,298,000
Income tax expense	229,000	126,000

Net income	$3,080,000	$1,172,000
Preferred stock dividends	(110,000)	(475,000)

Net income available to common stockholders	$2,970,000	$697,000

Income per common share, basic	$0.06	$0.01

Income per common share, diluted	$0.05	$0.01

Shares used in computing income per common share:
Weighted average shares used in computation - basic	52,331,996	48,702,279
Weighted average shares used in computation - diluted	54,545,939	52,434,092

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at July 1, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000

Stock based compensation					125,000			125,000
Preferred stock dividends					(110,000)			(110,000)
Issuance of common stock upon the exercise of stock options			84,400	1,000	38,000			39,000
Conversion of preferred stock into common stock	(704,793)	(7,000)	1,525,999	15,000	(8,000)			—
Foreign currency translation adjustment							(139,000)	(139,000)
Net income for the nine months ended March 31, 2012						3,080,000		3,080,000

Comprehensive income								2,941,000

Balance at March 31, 2012	385,357	$4,000	53,493,077	$535,000	$64,909,000	$(40,985,000)	$1,204,000	$22,667,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,080,000	$1,172,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (recoveries)	(77,000)	160,000
Depreciation and amortization	1,227,000	1,450,000
Stock-based compensation	125,000	9,000
Deferred income taxes	(1,000)	34,000
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	3,217,000	(5,207,000)
Income tax receivable	(271,000)	—
Inventory	23,000	110,000
Prepaid expenses and other current assets	(792,000)	442,000
Other assets	59,000	102,000
Accounts payable and accrued expenses	(2,723,000)	920,000
Accrued compensation and related benefits	(958,000)	436,000
Deferred revenue	502,000	—
Income taxes payable	—	23,000
Other long-term liabilities	—	(114,000)

Net cash provided by (used in) operating activities	3,411,000	(463,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	—	2,123,000
Purchases of property and equipment	(679,000)	(366,000)
Purchase of Inlet Technology	(1,552,000)	—

Net cash (used in) provided by investing activities	(2,231,000)	1,757,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	84,489,000	62,641,000
Repayment of borrowings under line of credit	(86,640,000)	(63,178,000)
Principal payment on capital lease obligations	(182,000)	(96,000)
Net effect of recapitalization of Term Notes	—	115,000
Proceeds from the issuance of common stock to employees	39,000	3,000
Payment of preferred stock dividends	(110,000)	(105,000)

Net cash used in financing activities	(2,404,000)	(620,000)
Effect of exchange rate changes on cash	(62,000)	422,000

Net change in cash	(1,286,000)	1,096,000
Cash - beginning of period	2,631,000	1,198,000

Cash - end of period	$1,345,000	$2,294,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

Rand Worldwide Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech”), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the nine months ended March 31, 2011 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through March 31, 2011. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the nine months ended March 31, 2012 are those of the combined post-Merger Company. All intercompany accounts and transactions between Avatech and its subsidiaries prior to the Merger, between pre-Merger Rand Worldwide, Inc. and its subsidiaries prior to the Merger, and the combined post-Merger Company and its subsidiaries have been eliminated in consolidation.

References in these Notes to “Rand Worldwide”, “the Company”, “us”, “we”, “our” are references to the post-Merger corporation and, unless the context clearly contemplated otherwise, its consolidated subsidiaries.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications, and ASCENT—Center for Technical Knowledge (“ASCENT”).

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

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Members of executive management perform their primary analyses based upon geographic location, and operations by geographic segment are disclosed within Note 10.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide’s, Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year or any future interim period.

The books of the Company are maintained in United States dollars, which is the Company’s functional reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

•	Monetary items are recorded at the rate of exchange prevailing as of the balance sheet date;

•	Non-monetary items including equity are recorded at the historical rate of exchange; and

•	Revenues and expenses are recorded at the period average in which the transaction occurred.

2.	Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $53,000 and $50,000 during the three months ended March 31, 2012 and 2011, respectively, and approximately $214,000 and $172,000 during the nine months ended March 31, 2012 and 2011, respectively. The Company also paid federal and state income taxes of approximately $84,000 and $50,000 during the three months ended March 31, 2012 and 2011, respectively and approximately $468,000 and $372,000 during the nine months ended March 31, 2012 and 2011, respectively. Total purchases of property and equipment included non-cash purchases of $1,051,000 for the nine months ended March 31, 2012. There were no non-cash purchases of property and equipment for the nine months ended March 31, 2011.

3.	Business Combinations

Acquisition of Inlet Technology

On March 1, 2012, the Company acquired all of the net assets of Inlet Technology, LLC (“Inlet”) a Virginia Beach-based value added reseller. The purchase price was $1,300,000, plus a post-closing adjustment of $252,000 for increases in the working capital level since the previous balance sheet date. The purchase price and working capital adjustment were paid in cash.

The fair values of the assets acquired at the date of acquisition are as follows:

Accounts receivable	$257,000
Property, plant & equipment	21,000
Customer list	480,000

Fair value of the assets acquired	$758,000

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisition of Inlet, assuming that it occurred on July 1, 2010.

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$22,742,000	$27,826,000	$67,811,000	$67,122,000
Net income	$1,768,000	$2,234,000	$3,397,000	$1,573,000
Earnings per common share-basic	$0.03	$0.04	$0.06	$0.03
Earnings per common share-diluted	$0.03	$0.04	$0.06	$0.03

The intangible asset resulting from this acquisition was the Inlet customer list. The estimated fair value of this list was $480,000 as of the acquisition date, and the carrying amount was $472,000 at March 31, 2012. The customer list has an estimated useful life of five years and future expected amortization expense is approximately $32,000 for fiscal year 2012, $96,000 per year for fiscal years 2013 through 2016 and $64,000 for fiscal year 2017. For income tax purposes, no amount of the goodwill resulting from this acquisition will be deductible.

4.	Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan originally provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock for issuance to eligible employees, officers, and directors of the Company upon their exercise of options. At the Company’s Annual Meeting of Stockholders held on November 9, 2011, stockholders approved an amendment to the Plan increasing the aggregate number of shares reserved for issuance upon the exercise of options by 3,700,000, for a total of 6,800,000 shares. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. As of the date of the Merger, all of Avatech’s outstanding stock options became fully vested in accordance with their respective option agreements. For the nine months ended March 31, 2012, total stock compensation expense charged against income for this Plan was $125,000.

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Average risk-free interest rate	2.22%	0.20%	2.22%	0.20%
Dividend yield	0%	0%	0%	0%
Expected term	10.0 years	10.0 years	10.0 years	10.0 years
Average expected volatility	0.56	1.08	0.56	1.08
Weighted average per share fair value of granted options	$0.45	$0.64	$0.45	$0.64

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

A summary of stock option activity during the nine months ended March 31, 2012 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2011	3,328,332	$0.81
Granted	18,000	0.67
Exercised	(84,400)	0.43
Forfeited	(700,450)	0.97
Expired	(16,765)	1.38

Outstanding at March 31, 2012	2,544,717	$0.75	$161,000

Exercisable at March 31, 2012	744,599	$0.87	$34,000

Weighted-average remaining contractual life	4.0 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2012 ranged from $0.17 to $2.20 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.17 – 0.50	172,297	$0.42	2.5 years	172,299	$0.42	2.5 years
0.51 – 0.75	1,883,920	0.70	9.0 years	83,800	0.64	5.5 years
0.76 – 1.00	250,000	0.86	4.5 years	250,000	0.86	4.5 years
1.01 – 2.20	238,500	1.29	3.9 years	238,500	1.29	3.9 years

	2,544,717			744,599

Assuming that no additional share-based payments are made after March 31, 2012, $501,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 3.3 years.

5.	Borrowings Under Line of Credit

On February 29, 2012, certain subsidiaries of the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of March 31, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $1.8 million as of March 31, 2012 and had $3.9 million outstanding as of June 30, 2011. The line expires on February 28, 2014.

6.	Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. These capital lease obligations totaled $974,000 and $105,000 as of March 31, 2012 and June 30, 2011, respectively.

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

During the last fiscal quarter, management completed an evaluation of its deferred tax assets and its offsetting valuation allowance and concluded that the Company will retain its full valuation allowance until the Company establishes a longer trend of profitable operations. While the Company was profitable in the prior fiscal year and has continued to be profitable in the current fiscal year, we believe the 18 months of profits did not provide sufficient history of profitable operations to support the release of any of the calculated reserve. An evaluation will be conducted again at fiscal year-end based on updated operating results, the overall economy and the state of our marketplace at that time.

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

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common stock equivalents, such as shares issuable upon the exercise of outstanding stock options and upon the conversion of preferred stock. There is no dilutive effect on earnings (loss) per share during loss periods. As of March 31, 2012, 4,460,501 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended March 31, 2012 and 2011, there were 2,317,420 and 3,951,130 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive. For the nine months ended March 31, 2012 and 2011, there were 488,500 and 3,951,130 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$1,639,000	$2,070,000
Preferred stock dividends	(32,000)	(38,000)

Net income available to common stockholders	$1,607,000	$2,032,000

Weighted average shares used in computing basic net income per share:	52,546,391	51,882,678
Assumed conversion of preferred stock	2,095,784	3,621,783
Effect of outstanding stock options	68,761	109,378

Weighted average shares used in computing diluted net income per share:	54,710,936	55,613,839

Income per common share, basic	$0.03	$0.04

Income per common share, diluted	$0.03	$0.04

	Nine Months Ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$3,080,000	$1,172,000
Preferred stock dividends	(110,000)	(475,000)

Net income available to common stockholders	$2,970,000	$697,000

Weighted average shares used in computing basic net income per share:	52,331,996	48,702,279
Assumed conversion of preferred stock	2,095,784	3,621,783
Effect of outstanding stock options	118,159	110,030

Weighted average shares used in computing diluted net income per share:	54,545,939	52,434,092

Income per common share, basic	$0.06	$0.01

Income per common share, diluted	$0.05	$0.01

9.	Preferred Stock

Convertible Preferred Stock

At March 31, 2012, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2012, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At March 31, 2012, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2012 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

Three Months Ended March 31, 2012

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$10,212,000	$639,000	$473,000	$11,324,000

Service revenue	4,786,000	122,000	298,000	5,206,000

Commission revenue	5,550,000	66,000	205,000	5,821,000

Total revenue	20,548,000	827,000	976,000	22,351,000

Cost of revenue-
Cost of product sales	6,733,000	514,000	349,000	7,596,000

Cost of service revenue	3,209,000	71,000	164,000	3,444,000

Total cost of revenue	9,942,000	585,000	513,000	11,040,000

Gross margin	10,606,000	242,000	463,000	11,311,000

Total operating expenses	8,753,000	294,000	476,000	9,523,000

Operating income (loss)	1,853,000	(52,000)	(13,000)	1,788,000

Other expense, net	(80,000)	(6,000)	7,000	(79,000)

Income (loss) before income taxes	$1,773,000	$(58,000)	$(6,000)	$1,709,000

Three Months Ended March 31, 2011

	00000000	00000000	00000000	00000000
	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$14,898,000	$990,000	$455,000	$16,343,000

Service revenue	5,177,000	113,000	160,000	5,450,000

Commission revenue	5,401,000	85,000	144,000	5,630,000

Total revenue	25,476,000	1,188,000	759,000	27,423,000

Cost of revenue-

Cost of product sales	9,899,000	813,000	316,000	11,028,000

Cost of service revenue	3,580,000	106,000	89,000	3,775,000

Total cost of revenue	13,479,000	919,000	405,000	14,803,000

Gross margin	11,997,000	269,000	354,000	12,620,000

Total operating expenses	9,835,000	199,000	336,000	10,370,000

Operating income	2,162,000	70,000	18,000	2,250,000

Other expense, net	(145,000)	(10,000)	5,000	(150,000)

Income before income taxes	$2,017,000	$60,000	$23,000	$2,100,000

Nine Months Ended March 31, 2012

	00000000	00000000	00000000	00000000
	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$33,038,000	$2,308,000	$2,024,000	$37,370,000

Service revenue	13,979,000	461,000	825,000	15,265,000

Commission revenue	13,440,000	167,000	525,000	14,132,000

Total revenue	60,457,000	2,936,000	3,374,000	66,767,000

Cost of revenue-

Cost of product sales	22,520,000	1,671,000	1,408,000	25,599,000

Cost of service revenue	8,996,000	349,000	431,000	9,776,000

Total cost of revenue	31,516,000	2,020,000	1,839,000	35,375,000

Gross margin	28,941,000	916,000	1,535,000	31,392,000

Total operating expenses	25,369,000	864,000	1,433,000	27,666,000

Operating income	3,572,000	52,000	102,000	3,726,000

Other expense, net	(405,000)	(29,000)	17,000	(417,000)

Income (loss) before income taxes	$3,167,000	$23,000	$119,000	$3,309,000

Nine Months Ended March 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$33,009,000	$2,103,000	$1,397,000	$36,509,000

Service revenue	14,325,000	395,000	622,000	15,342,000

Commission revenue	13,551,000	151,000	360,000	14,062,000

Total revenue	60,885,000	2,649,000	2,379,000	65,913,000

Cost of revenue-

Cost of product sales	21,765,000	1,639,000	973,000	24,377,000

Cost of service revenue	10,156,000	308,000	315,000	10,779,000

Total cost of revenue	31,921,000	1,947,000	1,288,000	35,156,000

Gross margin	28,964,000	702,000	1,091,000	30,757,000

Total operating expenses	27,301,000	558,000	949,000	28,808,000

Operating income	1,663,000	144,000	142,000	1,949,000

Other expense, net	(654,000)	(7,000)	10,000	(651,000)

Income before income taxes	$1,009,000	$137,000	$152,000	$1,298,000

	March 31, 2012	June 30, 2011
Long lived assets
North America	$2,709,000	$1,643,000
Singapore/Malaysia	14,000	26,000
Australia	66,000	86,000

Total	$2,789,000	$1,755,000

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

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech”), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the nine months ended March 31, 2011 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through March 31, 2011. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the nine months ended March 31, 2012 are those of the combined post-Merger Company.

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

Cost of Product Sales-The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns incentives from its main supplier which serves to reduce the cost of product sales. Through January 31, 2012, the incentives were based on the achievement of quarterly targets set by the supplier. Beginning February 1, 2012, however, the incentive is a percentage based upon the volume of quarterly purchases rather than on the attainment of targets. The Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range from period to period.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended March 31, 2012 to the three-month period ended March 31, 2011. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2012	2011	% change
Revenues:
Product sales	$11,324,000	$16,343,000	(30.7)%
Service revenue	5,206,000	5,450,000	(4.5)%
Commission revenue	5,821,000	5,630,000	3.4%

Total revenues	$22,351,000	$27,423,000	(18.5)%

Revenues. Total revenues for the three months ended March 31, 2012 decreased by $5,072,000, or 18.5%, when compared to the same period in the prior fiscal year.

Product sales decreased $5,019,000, or 30.7%, for the three months ended March 31, 2012 when compared to the same period in the prior fiscal year. During the three months ended March 31, 2011, the Company had a single product sale of $2.3 million, and no similarly large sale during the three months ended March 31, 2012. In addition, the Company experienced a shortfall in experienced sales professionals employed in the quarter and some weakness in its sales execution.

Service revenues decreased $244,000, or 4.5%, for the three months ended March 31, 2012 when compared with the same period in the prior fiscal year. The revenue decrease was primarily the result of decreased revenue from consulting services related to Autodesk products.

Commission revenues increased $191,000, or 3.4%, for the three months ended March 31, 2012 when compared with the same period in the prior fiscal year. The increase in commission revenues was due primarily to a single large annual subscription renewal that occurred during the third fiscal quarter of 2012, whereas this renewal occurred during the second fiscal quarter of the prior fiscal year.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2012	2011	% change
Cost of revenue:
Cost of product sales	$7,596,000	$11,028,000	(31.1)%
Cost of service revenue	3,444,000	3,775,000	(8.8)%

Total cost of revenue	$11,040,000	$14,803,000	(25.4)%

Gross margin	$11,311,000	$12,620,000

Cost of revenue. The total cost of revenue decreased $3,763,000, or 25.4%, for the three months ended March 31, 2012 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 31.1% during the three months ended March 31, 2012 when compared with the same period in the prior fiscal year, while product revenues decreased 30.7%. Product costs decreased at a higher rate than product revenues due to the Company earning higher sales rebates from the Company’s principal supplier, Autodesk. These sales rebates are applied to the cost of product sales. For its new fiscal year beginning February 1, 2012, Autodesk ended its target-based rebates and began a new volume-based rebate which resulted in a larger rebate earned for the three months ended March 31, 2012 when compared with the same period in the prior fiscal year. The Company expects the new volume-based rebate to yield slightly higher rebates than those historically realized.

Cost of service revenue decreased 8.8% for the three months ended March 31, 2012 when compared to the same period in the prior fiscal year, while service revenues decreased 4.5%. Cost of service revenue decreased due to lower technical staffing levels which resulted in higher utilization of the existing staff. Cost of service revenue as a percentage of related revenue decreased to 66.2% during the three months ended March 31, 2012 from 69.3% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 50.6% for the three months ended March 31, 2012 was higher than the 46.0% gross margin for the same period in the prior fiscal year due primarily to a sales mix which included more commission revenue. Commission revenue represents 100% margin because it is reported net of cost. The increased service margin rate and higher product rebates also contributed to the increase in the overall gross margin percentage.

Other Operating Expenses

	Three Months Ended March 31,
	2012	2011	% change
Other operating expenses:
Selling, general and administrative	$9,091,000	$9,902,000	(8.2)%
Depreciation and amortization	432,000	468,000	(7.7)%

Total other operating expenses	$9,523,000	$10,370,000	(8.2)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $811,000, or 8.2%, for the three months ended March 31, 2012 when compared to the same period in the prior fiscal year, due in part to reduced commissions and variable compensation as the result of lower revenues and margins. Additional cost savings were realized over the prior year period as the result of synergies which developed following the post-Merger integration of operations. Selling, general and administrative expense as a percent of total revenues was 40.7% for the three months ended March 31, 2012, an increase from 36.1% for the same period in the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expenses decreased $36,000, or 7.7%, for the three months ended March 31, 2012 when compared to the same period in the prior fiscal year. The decrease was due to certain computer equipment having reached the end of its depreciable life and having been fully depreciated in prior periods.

Other Expense, Net

	Three Months Ended March 31,
	2012	2011	% change
Other expense, net	$(79,000)	$(150,000)	(47.3)%

Other Expense, Net. The Company incurred $79,000 in other expense, net, during the three months ended March 31, 2012, compared to $150,000 during the same period in the prior fiscal year. Other income and expense consists primarily of interest income and expense, foreign currency translation gains and losses, and gains and losses on the disposal of assets. The reduced expense was the result of an increase in interest expense of $25,000 offset by a decrease in foreign currency translation losses of $96,000.

Income Tax Expense

	Three Months Ended March 31,
	2012	2011	% change
Income tax expense	$70,000	$30,000	133.3%

Income Tax Expense. The Company recorded $70,000 of income tax expense during the three months ended March 31, 2012, compared to $30,000 in income tax expense recorded for the same period in the prior fiscal year. Income tax expense during the periods presented consists primarily of state income taxes. The effective tax rate increased as a result of changes in state taxes including temporary suspensions of net operating loss deductions in several states.

As of March 31, 2012, the Company had approximately $22.6 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2012 and 2029. As of March 31, 2012, the Company also had approximately $18.2 million of foreign net operating loss carryforwards available to reduce future taxable income. These carryforwards expire between 2012 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

The Company’s net deferred tax assets are approximately $15 million and are fully offset by a valuation allowance. During the current fiscal year, management completed an evaluation of the Company’s deferred tax assets and the offsetting valuation allowance and concluded that the Company will retain the full valuation allowance until the Company demonstrates sufficient history of profitable operations to support the release of any of the calculated reserve. Although the Company was profitable in the prior fiscal year and has continued to be profitable in the current fiscal year, two full years of profitability are considered standard for declaring a sustained profitable trend to support the release of valuation allowance. An evaluation will be conducted again at fiscal year-end based on updated operating results, the state of the overall economy and the Company’s marketplace at that time.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

The following tables set forth a comparison of the Company’s results of operations for the nine-month period ended March 31, 2012 to the nine-month period ended March 31, 2011. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine-month financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2012	2011	% change
Revenues:
Product sales	$37,370,000	$36,509,000	2.4%
Service revenue	15,265,000	15,342,000	(0.5)%
Commission revenue	14,132,000	14,062,000	0.5%

Total revenues	$66,767,000	$65,913,000	1.3%

Revenues. Total revenues for the nine months ended March 31, 2012 increased by $854,000, or 1.3%, when compared to the same period in the prior fiscal year.

Product sales increased $861,000, or 2.4%, for the nine months ended March 31, 2012 when compared to the same period in the prior fiscal year. The effect of having a full year of post-Merger operations in the current fiscal year versus a partial year of post-Merger operations in the prior fiscal year was an increase in product revenues of $2.4 million. Furthermore, the Company had a single product sale of $2.3 million during the prior fiscal year and no similarly large sale during the current fiscal year. After adjusting for the $2.4 million effect of having a partial year of post-Merger operations and the single $2.3 million sale, product revenues would have increased $761,000, driven largely by the growth of the Company’s ASCENT courseware business, as well as a single large sale from the Company’s Australian operation.

Service revenues decreased $77,000, or 0.5%, for the nine months ended March 31, 2012 when compared with the same period in the prior fiscal year. The effect of having a full year of post-Merger operations in the current fiscal year versus a partial year of post-Merger operations in the prior fiscal year was an increase in service revenues of $865,000. Service revenues would have decreased approximately $788,000 if the Merger had not taken place, due to decreases in consulting services.

Commission revenues increased $70,000, or 0.5%, for the nine months ended March 31, 2012 when compared with the same period in the prior fiscal year. The effect of having a full year of post-Merger operations in the current fiscal year versus a partial year of post-Merger operations in the prior fiscal year was an increase in commission revenues of $776,000. Commission revenues would have declined $706,000 if the prior fiscal year had included a full quarter of post-Merger results. The Company closed a large single sale during the nine months ended March 31, 2011, which netted approximately $550,000 of commission revenue, and no similar large sales during the nine months ended March 31, 2012. The remaining decrease was largely the result of decreased commission revenues from government sales.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2012	2011	% change
Cost of revenue:
Cost of product sales	$25,599,000	$24,377,000	5.0%
Cost of service revenue	9,776,000	10,779,000	(9.3)%

Total cost of revenue	$35,375,000	$35,156,000	0.6%

Gross margin	$31,392,000	$30,757,000

Cost of revenue. The total cost of revenue increased $219,000, or 0.6%, for the nine months ended March 31, 2012 when compared to the same period in the prior fiscal year.

Cost of product sales increased 5.0% during the nine months ended March 31, 2012 when compared with the same period in the prior fiscal year, while product revenue increased 2.4%. Product costs increased at a higher rate than product revenues due to the Company earning lower sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales. For its new fiscal year beginning February 1, 2012, Autodesk ended its target-based rebates and began a new volume-based rebate which resulted in a larger rebate earned for the three months ended March 31, 2012 when compared with the same period in the prior fiscal year. The Company expects the new volume-based rebate to yield a higher rebate percentage than the previous target-based rebate.

Cost of service revenue decreased 9.3% for the nine months ended March 31, 2012 when compared to the same period in the prior fiscal year, while service revenues decreased 0.5%. The effect of having a full year of post-Merger operations in the current fiscal year versus a partial year of post-Merger operations in the prior fiscal year was a $588,000 increase in cost of services revenue, offset by cost reductions due to having fewer technical staff as well as decreased external costs associated with email archiving and data storage services. Cost of service revenue as a percentage of related revenue decreased to 64.0% during the nine months ended March 31, 2012 from 70.3% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 47.0% for the nine months ended March 31, 2012 was higher than the 46.7% gross margin for the same period in the prior fiscal year due primarily to the decreased cost of service revenue.

Other Operating Expenses

	Nine Months Ended March 31,
	2012	2011	% Change
Other operating expenses:
Selling, general and administrative	$26,439,000	$27,503,000	(3.9)%
Depreciation and amortization	1,227,000	1,305,000	(6.0)%

Total other operating expenses	$27,666,000	$28,808,000	(4.0)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $1,064,000, or 3.9%, for the nine months ended March 31, 2012 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 39.6% for the nine months ended March 31, 2012, a decrease from 41.7% for the same period in the prior fiscal year. The nine months ended March 31, 2011 included $1.7 million in one-time Merger-related costs, and did not include $1.6 million in expenses from the operations of pre-Merger Avatech, while the nine months ended March 31, 2012 included no Merger-related costs and was for a full nine months of post-Merger operations. In addition to the net $100,000 decrease in expenses related to the Merger costs and the effect of reporting a full post-Merger quarter versus a partial post-Merger quarter, selling, general and administrative expense decreased by $964,000, primarily due to reduced commissions and variable compensation as the result of decreased revenues and margins, as well as reduced severance costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $78,000, or 6.0%, for the nine months ended March 31, 2012 when compared to the same period in the prior fiscal year. The decrease was due to computer equipment having reached the end of its depreciable life.

Other Expense, Net

	Nine Months Ended March 31,
	2012	2011	% change
Other expense, net	$(417,000)	$(651,000)	(35.9)%

Other Expense, Net. The Company incurred $417,000 in other expense, net, during the nine months ended March 31, 2012, compared to $651,000 during the same period in the prior fiscal year. Other income and expense consists primarily of interest income and expense, foreign currency translation gains and losses, and gains and losses on the disposal of assets. The reduced expense was the result of a $122,000 decrease in interest expense combined with a decrease in foreign currency translation losses of $112,000.

Income Tax Expense

	Nine Months Ended March 31,
	2012	2011	% change
Income tax expense	$229,000	$126,000	81.7%

Income Tax Expense. The Company recorded $229,000 of income tax expense during the nine months ended March 31, 2012, compared to $126,000 in income tax expense recorded for the same period in the prior fiscal year. Income tax expense increased primarily as a result an increase in taxable income, offset by lower effective state income tax rates.

As of March 31, 2012, the Company had approximately $22.6 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. These carryforwards expire between 2012 and 2029. As of March 31, 2012, the Company also had approximately $18.2 million of foreign net operating loss carryforwards available to reduce future taxable income. These carryforwards expire between 2012 and 2029 for some jurisdictions and for other jurisdictions the losses may be carried forward indefinitely.

The Company’s net deferred tax assets are approximately $15 million in all jurisdictions including the United States, which are offset in full by a valuation allowance. During the current fiscal year, management completed an evaluation of the Company’s deferred tax assets and the offsetting valuation allowance and concluded that the Company will retain its full valuation allowance until the Company provides sufficient history of profitable operations to support the release of any of the calculated reserve. Although the Company was profitable in the prior fiscal year and has continued to be profitable in the current fiscal year, two full years of profitability are considered standard for declaring a sustained profitable trend to warrant the release of calculated reserve. An evaluation will be conducted again at fiscal year-end based on updated operating results, the overall economy and the state of our marketplace at that time.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On February 29, 2012, certain subsidiaries of the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of March 31, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $1.8 million as of March 31, 2012 and had $3.9 million outstanding as of June 30, 2011. The line expires on February 28, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 97% of its product from one supplier that provides it with credit to finance those purchases.

For the nine months ended March 31, 2012, net cash provided by operating activities was $3,411,000, compared with net cash used in operating activities of $463,000 during the nine months ended March 31, 2011. The increase in cash provided by operating activities from the nine months ended March 31, 2012 when compared to the nine months ended March 31, 2011 was due mainly to the profitability of the Company, with some offsetting changes in accounts receivable and accounts payable.

The Company’s investing activities consist principally of investments in computer and office equipment. In February 2012, the Company acquired Inlet Technology, LLC for $1,552,000 in cash. Purchases of equipment for the nine months ended March 31, 2012 increased to $679,000 from $366,000 when compared to the nine months ended March 31, 2011. The Company also acquired $2,123,000 of cash during the nine months ended March 31, 2011 as a result of the Merger.

For the nine months ended March 31, 2012, net cash used in financing activities was $2,404,000, compared to net cash used in financing activities of $620,000 during the nine months ended March 31, 2011. The difference was a result of the Company paying down its the outstanding line of credit balance using cash from operating activities during the nine months ended March 31, 2011.

The Company had a working capital surplus of $2,512,000 and $518,000 as of March 31, 2012 and June 30, 2011, respectively.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2012:

Twelve months ending March 31:
2013	$2,401,000
2014	2,107,000
2015	1,683,000
2016	1,157,000
2017	587,000
Thereafter	654,000

Total minimum lease payments	$8,589,000

Capital Leases

The Company has various components of computer equipment that are used in its training facilities and by its employees, much of which is leased. These capital lease obligations totaled $974,000 as of March 31, 2012, with approximately $284,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $123,000 as of March 31, 2012. Future minimum payments consisted of the following at March 31, 2012:

Twelve months ending March 31:
2013	$351,000
2014	340,000
2015	257,000
2016	137,000
2017	57,000

Total minimum lease payments	1,142,000
Less:
Taxes	56,000
Imputed interest	112,000

Present value of future minimum lease payments	$974,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2012 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

RAND WORLDWIDE, INC.

Date: May 15, 2012	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Committed Line of Credit Note, dated as of February 28, 2012, issued by Rand Worldwide, Inc. and Rand A Technology Corp. to the order of PNC Bank, National Association *

10.2	Financing and Security Agreement, dated as of February 28, 2012, by and among PNC Bank, National Association, Rand Worldwide, Inc. and Rand A Technology Corp *

10.3	Form of Guaranty and Security Agreement, dated as of February 28, 2012, by Rand Worldwide Subsidiary, Inc. and Rand Worldwide Foreign Holdings, Inc. in favor of PNC Bank, National Association *

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certifications of Principal Executive Officer†

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer†

32.1	Certification pursuant to 18 U.S.C. § 1350††

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Label Linkbase Document. ††

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ††

*	Incorporated herein by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K, filed on March 5, 2012.
†	Filed herewith.
††	Furnished herewith.