Form 10-K
period 2012-06-30
RAND WORLDWIDE INC
filed 2012-09-28
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant as of September 17, 2012 was approximately $40,492,942.

The number of shares of common stock outstanding as of September 17, 2012 was 53,990,589.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Stockholders.

This Annual Report of Rand Worldwide, Inc. on Form 10-K for the year ended June 30, 2012 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Rand Worldwide, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Rand Worldwide, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Rand Worldwide, Inc.’s business or operations. Except as required by applicable laws, Rand Worldwide, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Background

Rand Worldwide, Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support, data archiving solutions and other consulting and professional services to businesses, government agencies and educational institutions worldwide.

On August 17, 2010, the Company, then known as Avatech Solutions, Inc. (“Avatech”), acquired all the outstanding common stock of a separate corporation then known as Rand Worldwide, Inc. in a reverse merger transaction (the “Merger”). On January 1, 2011, the Company changed its name from Avatech Solutions, Inc. to Rand Worldwide, Inc. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), because the Merger was accounted for as a reverse merger, the consolidated financial statements represent a continuation of the pre-Merger Rand Worldwide, Inc. Accordingly, the financial results for the year ended June 30, 2011 include the results of pre-Merger Rand Worldwide, Inc. from July 1, 2010 through August 17, 2010 and the results of the post-Merger combined Company from August 18, 2010 through June 30, 2011. Results for pre-Merger Avatech prior to August 17, 2010 have not been included. The results for the year ended June 30, 2012 are those of the combined post-Merger Company. All intercompany accounts and transactions between Avatech and its subsidiaries prior to the Merger, between pre-Merger Rand Worldwide, Inc. and its subsidiaries prior to the Merger, and the combined post-Merger Company and its subsidiaries have been eliminated in consolidation.

General

Rand Worldwide is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company is globally diversified with offices in the United States, Canada, Australia, Malaysia and Singapore. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Rand Worldwide’s sales and service delivery network consists of approximately 300 employees operating out of 52 business offices throughout the world. The Company has an extensive sales database that contains several hundred thousand point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s ongoing strategic plan calls for it to leverage the solid core business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently, the Company plans to continue to identify and engage in diverse software and services opportunities through strategic relationship development while taking advantage of its established brand, its geographic footprint and technical expertise to accomplish its objectives. Thus, the strategic plan calls for the Company to target specific product lines that will maximize its Autodesk business, to leverage its market position and core competencies, and to grow the services component of its business. In accordance with its strategic plan, in February 2012, the Company acquired the assets of Inlet Technology, LLC, a Virginia-based Autodesk reseller, and in July 2012 acquired the assets of Informative Design Partners (“IDP”). IDP is a specialty services company in the CFD market and delivers CFD analysis consulting and thermal simulation services that provide design insight, allowing clients to make better informed design decisions.

Rand Worldwide has a software development team within its professional services group that is charged with the responsibility of developing software-based solutions for customers that improve the customers’ design workflow processes. These may include sales-oriented configuration tools or engineering-oriented automation and integration tools. The solutions often involve automating or enhancing the software products the Company sells. While focused on software customization services, the team has developed a series of add-ons and utilities complementary to the products that it resells. Such software is both offered for sale and, in some cases, provided at no cost as an additional benefit to its customers. It is Rand Worldwide’s intention to continue the development of software applications as well as to identify new areas for commercial software development.

The Company’s product sales are somewhat cyclical, and increase when the developer of a specific software product releases a new version, offers promotions or discontinues support of an older product. As is common among software resellers, the Company purchases products from its suppliers with a combination of cash and credit. The Company allows returns in limited situations.

Products

Substantially all of Rand Worldwide’s product sales consist of the sale of prepackaged software focused on the following four major product categories.

Design Automation. More than 92% of product revenues arise from the resale of design software developed by Autodesk for the building design and land development, manufacturing, utilities, and telecommunications industries. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

Rand Worldwide also provides 3D laser scanning products including scanners and related hardware and software, as well as equipment rentals. This solution provides accurate as-builts of existing structures and facilities, resulting in a more accurate and cost effective design.

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

The Company sells, customizes, and implements IWMS and CAFM solutions through its dedicated sales team, technical specialists, and network of strategic partners. It also provides GIS database development services to facilities management customers, both through its employees and strategic partners.

ASCENT Courseware. Through its ASCENT division, the Company is ta leading developer and publisher of professional training and knowledge products for engineering software applications. ASCENT courseware is distributed globally through outside distribution channels and its products are used to train thousands of people in the engineering and manufacturing fields around the world each year. ASCENT’s courseware for the Autodesk products has received Autodesk Official Training Guide (AOTG) designation.

Services

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, symbol library development, and CFD analysis consulting and thermal simulation services. The Company employs over 100 industry specialists who provide professional services to its design automation customers.

Rand Worldwide offers training courses in approximately 50 different subjects related to various software solutions offered at 50 training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by over 100 technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

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

The Company provides a hosted data archiving solution known as Rand Secure Archive. From total cost of ownership and scalability, to security and compliance, digital data archiving has become a leading IT and legal department challenge. Companies are investing time, money and resources to implement and manage complex digital data archiving systems to effectively handle massive amounts of electronic data. Rand Secure Archive offers data archiving and management solutions based on world-class technology. With Rand Secure Archive, companies can simplify the process to store, manage and search data and electronic communications enabling regulatory and corporate governance compliance.

Rand Secure Archive is a fully-hosted, on-demand solution that allows for rapid eDiscovery searches, governance, legal hold and data recovery. Data is hosted on secure servers with direct data access available at all times. Following its launch during the summer of 2011, over 40,000 users have selected Rand Secure Archive as their hosted data archiving solution.

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

Tata is a systems integrator for design automation products with offices located in 17 countries and has headquarters in the United States, the United Kingdom, and India. While the Company believes that Tata has greater revenues than Rand Worldwide, the Company estimates that the Autodesk portion of Tata’s business is less than the Company’s Autodesk business.

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

On February 1, 2010, the Company entered into renewable Value Added Reseller Agreements with Autodesk. The renewable agreements have a term of three years but provide targets and set forth rebate programs for a one-year period. Under these agreements, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products. The territories for such authorizations include the authorization to sell various Autodesk products in parts of the United States and Australia and in all of Canada, Malaysia and Singapore. The Company must achieve yearly minimum purchase requirements from the sale of Autodesk’s various software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2012, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $65.4 million.

Customers

The Company markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States, Canada, Australia, Malaysia and Singapore. In the fiscal year ended June 30, 2012, the revenues generated by our top 10 customers represented approximately six percent of consolidated revenues, and no single customer accounted for one percent or more of our consolidated revenues.

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

Employees

At June 30, 2012, the Company had 395 employees, of which 392 are full-time employees including 33 at our Owings Mills, Maryland office and 13 at our Framingham, Massachusetts office, which offices constitute our corporate headquarters and house a training facility and some sales and technical personnel. Other employees are located in 50 other offices throughout the United States, Canada, Australia, Malaysia and Singapore. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

The Company has corporate offices in Framingham, Massachusetts and Owings Mills, Maryland with leases for 10,127 square feet and 10,179 square feet, respectively, that expire on October 31, 2015 and September 30, 2016, respectively. These facilities house executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Domestic Locations	Square Footage	Term
California—Newport Beach	948	10/31/2013
Colorado—Greenwood Village	3,381	7/31/2017
Florida—Maitland	3,425	10/31/2014
Florida—Tampa	4,103	3/31/2014
Illinois— Chicago	2,095	10/31/2017
Illinois—Rolling Meadows	3,440	4/30/2015
Indiana—Indianapolis	3,129	4/30/2013
Iowa—Cedar Rapids	2,456	10/31/2014
Iowa—Des Moines	3,027	8/31/2016
Michigan—Grandville	505	2/28/2014
Michigan—Troy	5,090	7/31/2013
Minnesota—St. Paul	2,725	9/30/2012
Nebraska—Omaha	5,473	8/31/2013
New Hampshire—Bedford	2,843	1/31/2016
New Mexico—Albuquerque	2,490	7/31/2015
New York—Albany	2,027	5/31/2015
New York—Buffalo	1,875	9/30/2013
New York—New York	2,323	11/30/2017
New York—Syracuse	1,280	12/31/2014
North Carolina—Charlotte	2,093	5/31/2016
North Carolina—Morrisville	3,671	11/30/2016
North Carolina—Charlotte	240	3/31/2013
Ohio—Cleveland	8,493	9/30/2017
Ohio—Columbus	1,152	2/28/2013
Ohio—Toledo	435	4/30/2013
Ohio—Vandalia	1,567	10/31/2016
Oregon—Portland	3,147	10/31/2015
Texas—Houston	3,384	12/31/2013
Texas—Irving	4,588	4/30/2013
Utah—Murray City	2,870	5/31/2015
Virginia—Charlottesville	984	2/28/2013
Virginia—Charlottesville	756	2/28/2013
Virginia—Richmond	1,832	9/30/2015
Virginia—Virginia Beach	5,887	10/31/2012
Washington—Seattle	3,621	10/31/2015
Wisconsin—Milwaukee	1,909	4/30/2016

International Locations	Square Footage	Term
Alberta—Calgary, CA	4,239	4/30/2014
Alberta—Edmonton, CA	3,075	9/30/2012
British Columbia—Richmond, CA	2,319	1/31/2017
Manitoba—Winnipeg, CA	1,517	10/31/2012
Nova Scotia—Halifax, CA	1,850	12/31/2014

International Locations	Square Footage	Term
Ontario—London, CA	900	2/28/2013
Ontario—Mississauga, CA	12,063	9/30/2019
Ontario—Nepean, CA	955	8/31/2014
Saskatchewan—Regina, CA	280	12/31/2013
Saskatchewan—Saskatoon, CA	3,360	12/31/2013
Kuala Lumpur—Bikit Jalil, MA	1,250	1/31/2013
Singapore—Singapore, SI	2,725	4/30/2013
South Australia—North Adelaide, AU	1,964	6/30/2015
Victoria—Mount Waverley, AU	2,018	8/10/2016

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

ITEM 4.	MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	$0.82	$0.68
Second Quarter	0.86	0.63
Third Quarter	0.80	0.57
Fourth Quarter	0.89	0.68

Fiscal Year Ended June 30, 2011
First Quarter	$0.70	$0.26
Second Quarter	0.75	0.26
Third Quarter	0.60	0.44
Fourth Quarter	0.85	0.26

Recent Closing Price

On September 17, 2012, the closing price for our common stock as reported on the OTCQB Market was $0.75.

Dividend Information

The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Rather, management intends to continue its strategy of retaining earnings for the foreseeable future for use in the expansion and operation of our businesses. The declaration and amount of any future cash dividends is at the discretion of the Company’s Board of Directors. Moreover, without the consent of our senior lender, the Company is prohibited from declaring dividends on the Company’s common stock. Accordingly, there can be no guarantee that stockholders will receive any cash dividends on their common stock in the future.

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

For the year ended June 30, 2012, dividends totaling $137,000 were paid to the holders of the Series D Stock and Series E Stock. There were $145,000 in dividends paid for the year ended June 30, 2011.

Number of Stockholders

As of September 12, 2012, there were 1,212 holders of record of the Company’s common stock, 7 holders of Series D Stock, and 25 holders of Series E Stock.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2012, the Company did not purchase any shares of its common stock.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2012, the Company did not sell any unregistered equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

-	Maintain and profitably grow its strong position in the Autodesk software market.

-	Profitably grow its consulting and services business by leveraging its experts in design engineering.

-	Acquire or license and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

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

Revenue from software arrangements is recognized in accordance with the provisions of Accounting Standards Codification (“ASC”) 985 (previously American Institution of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. The Company determines whether criteria (3) and (4) have been satisfied based on its judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine these criteria are not met. In the past, it has not been necessary to adjust reported revenues due to changes in conditions, and the Company continues to evaluate current conditions that may affect the nature and timing of our revenue recognition.

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis as of the beginning of fiscal year 2011 for new and materially modified arrangements originating on or after July 1, 2010. Under the new standards, we allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (VSOE) if available; third party evidence (TPE) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

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

Income Taxes- Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against the net deferred tax assets is recorded if based upon the weight of available evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or range of loss can be reasonably estimated. The Company records liabilities for uncertain tax positions in accordance with ASC 740-10 Income Taxes.

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under ASC 350 (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets). ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Management considers the Company to be a single reporting unit; accordingly, all of the goodwill is associated with the entire company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require the Company to write down the value of goodwill and record an expense for an impairment loss. Management’s analysis of the recoverability of goodwill as of June 30, 2012 determined that there was no need for any write downs of its assets.

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

Service Revenue- Rand Worldwide provides services in the form of training, consulting services, software development, custom courseware development, technical support and hosted data archiving solutions to its customers. Rand Worldwide employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its Rand Secure Archive Division.

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 605 (previously EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent).

Rand Worldwide also generates commission revenue from the resale of Autodesk software to various customers, a number of which Autodesk considers major and government accounts. Autodesk designates customers as major accounts based on specific criteria, primarily sales volume, and typically gives these customers volume discounts. The Company is responsible for managing and reselling Autodesk products to a number of these major and government account customers; however, software products are shipped directly from Autodesk to the customers. Rand Worldwide receives commissions upon shipment of the products from Autodesk to the customer based on a percentage of the sales price.

Cost of Product Sales- The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns a volume incentive rebate from its primary supplier, Autodesk, paid monthly as a percentage of qualifying purchases. The rebate percentage is established based on quarterly purchasing volume. These rebates serve to reduce the cost of product sales. The Company accrues its rebates the month the underlying sales are posted, in accordance with ASC 605-50, Customer Payments and Incentives. The Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range period to period.

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

Depreciation and Amortization Expenses- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. Rand Worldwide leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2012 was $678,000. Total depreciation expense for the year ended June 30, 2012 was $917,000.

Interest Expense- For the year ended June 30, 2012, interest expense consisted of interest on capital lease obligations and borrowings from lines of credit.

Selected Revenue Information for Years Ended June 30, 2012 and June 30, 2011

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

As previously noted , the Company, then known as Avatech Solutions, Inc., merged with a corporation then known as Rand Worldwide, Inc. on August 17, 2010 and changed its name to “Rand Worldwide, Inc.” on January 1, 2011. Although Avatech Solutions, Inc. was the legal successor in that merger, pre-merger Rand Worldwide, Inc. was considered to be the continuing entity for financial statement reporting purposes. Accordingly, the results discussed below for the year ended June 30, 2011 include those of pre-merger Rand Worldwide, Inc. for the full year and those of Avatech Solutions, Inc. since August 17, 2010 while the results for the year ended June 30, 2012 are those of the combined post-Merger Company.

	Years ended
	June 30, 2012	June 30, 2011
Revenue:
Product sales	55.4%	55.7%
Service revenue	23.3%	23.2%
Commission revenue	21.3%	21.1%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	37.8%	37.4%
Cost of service revenue	15.1%	15.9%

Total cost of revenue	52.9%	53.3%

Gross margin	47.1%	46.7%

Other operating expenses:
Selling, general and administrative	39.9%	41.5%
Depreciation and amortization	1.8%	2.0%

Total other operating expenses	41.7%	43.5%

Operating income	5.4%	3.2%

Other income (expense):
Interest expense	(0.4)%	(0.6)%
Currency exchange losses	(0.1)%	(0.3)%
Other income (expense)	0.0%	(0.1)%

Income before income taxes	4.9%	2.2%

Income tax (benefit) expense	(4.5)%	0.2%

Net income	9.4%	2.0%

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Revenue

	Years ended
	June 30, 2012	June 30, 2011	% change
Revenue:
Product sales	$49,527,000	$49,678,000	(0.3)%
Service revenue	20,798,000	20,678,000	0.6%
Commission revenue	19,052,000	18,836,000	1.1%

Total Revenue:	$89,377,000	$89,192,000	0.2%

Revenue: Total revenue for the year ended June 30, 2012 increased by $185,000, or 0.2%, when compared to the year ended June 30, 2011.

Product sales decreased by $151,000, or 0.3%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011. As previously noted, fiscal year 2011 does not include a full year of combined operations of the two pre-Merger companies. Fiscal year 2011 product revenues would have been $52.1 million had an entire year of combined operations been included in the financial results, therefore on a combined basis, product revenues decreased $2.6 million. Much of this decrease in product revenue occurred because the Company had a single product sale of $2.3 million during fiscal year 2011 and no similarly large sale during fiscal year 2012. Further driving the reduction in year-over-year product sales were changes in promotions offered to our customers by Autodesk, the vendor of the majority of our products sold. Autodesk heavily promoted its Design Suite products during fiscal year 2011, offering promotional pricing, mail-in rebates and zero percent interest financing, which boosted the Company’s product sales during fiscal year 2011. While the Autodesk promotions continued partway into fiscal year 2012, such promotions were stronger and had more impact on fiscal year 2011 than on fiscal year 2012. Furthermore, through attrition the Company lost a number of its experienced salespeople. The Company hired replacements for the departed salespeople as well as new positions, and has in place an aggressive training and ramp-up program for new hires, the loss of those experienced salespeople caused a temporary reduction in sales productivity while the new hires are ramping up their productivity.

Service revenues increased $120,000, or 0.6%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011. Fiscal year 2011 service revenues would have been $21.5 million had an entire year of combined operations been included in the financial results, therefore on a combined basis, service revenues decreased $745,000. During fiscal year 2011, the Company completed a few large, strategic, long-term consulting projects and did not have as many large projects during fiscal year 2012. With the acquisition of the Computational Fluid Dynamics consulting practice of Informative Design Partners during July of 2012, the Company expects its consulting services to increase during the next fiscal year.

Commission revenues increased $216,000, or 1.1%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011. Fiscal year 2011 commission revenue would have been $19.6 million had an entire year of combined operations been included in the financial results, therefore on a combined basis, commission revenues decreased $560,000. The Company closed a large single sale during fiscal year 2011 which netted approximately $550,000 of commission revenue, and no similar large sales during fiscal year 2012. Year-over-year commission revenues, on a combined basis, were flat due to the decrease in experienced salespeople as previously noted.

Cost of Revenue

	Years ended
	June 30, 2012	June 30, 2011	% change
Cost of revenue:
Cost of product sales	$33,793,000	$33,361,000	1.3%
Cost of service revenue	13,485,000	14,152,000	(4.7)%

Total cost of revenue	$47,278,000	$47,513,000	(0.5)%

Gross margin	$42,099,000	$41,679,000	1.0%

Cost of Revenue: Total cost of revenue decreased by $235,000, or 0.5%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011.

Cost of product sales increased 1.3% while product sales decreased 0.3% during the year ended June 30, 2012 when compared to the year ended June 30, 2011. As previously noted, fiscal year 2011 does not include a full year of combined operations of the two pre-Merger companies. Fiscal year 2011 product costs would have been $35.1 million had an entire year of combined operations been included in the financial results, therefore on a combined basis, product costs decreased $1.3 million. Product costs increased at a higher rate than product revenues due to the Company earning lower sales rebates based on targets established by the Company’s principal supplier, Autodesk. These sales rebates were applied to the cost of product sales. For its new fiscal year beginning February 1, 2012, Autodesk ended its target-based rebates and began a new volume-based rebate which resulted in a larger rebate earned for the months following this change. The Company has seen that the new volume-based rebate yields a slightly higher rebate percentage than the previous target-based rebate.

Cost of service revenue decreased 4.7%, while service revenue increased by 0.6% during the year ended June 30, 2012 when compared to the year ended June 30, 2011. Fiscal year 2011 cost of service revenues would have been $14.7 million had an entire year of combined operations been included in the financial results, therefore on a combined basis, cost of service revenues decreased $1.3 million. The year-over-year decreases were the result of having fewer technical staff as well as decreased external costs associated with email archiving and data storage services. Cost of service revenue as a percentage of related revenue decreased to 64.8% during the current fiscal year from 68.4% during the prior fiscal year for the reasons explained above.

Gross Margin: The Company’s overall gross margin percentage of 47.1% for the year ended June 30, 2012 was higher than the 46.7% gross margin for the year ended June 30, 2011 due primarily to the decreased cost of service revenue.

Other Operating Expenses

	Years ended
	June 30, 2012	June 30, 2011	% change
Other operating expenses:
Selling, general and administrative	$35,658,000	$37,022,000	(3.7)%
Depreciation and amortization	1,595,000	1,777,000	(10.2)%

Total other operating expenses	$37,253,000	$38,799,000	(4.0)%

Selling, General and Administrative: Selling, general and administrative expenses decreased $1.4 million, or 3.7%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011. Fiscal year 2011 included $1.7 million in one-time Merger-related costs, and did not include $1.6 million in expenses from the operations of pre-Merger Avatech, while fiscal year 2012 included no such costs and was for a full year of post-

Merger operations. Performance-based bonuses were $944,000 lower during fiscal year 2012 when compared to fiscal year 2011 because the Company fell short of its maximum earnings targets for such bonuses during fiscal year 2012, while exceeding earnings targets during fiscal year 2011. Additionally, bad debt expense was $251,000 lower during fiscal year 2012 as the Company significantly improved its aging of accounts receivable and reduced the amount of past-due accounts.

Depreciation and Amortization: Depreciation and amortization expenses decreased $182,000, or 10.2%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011, primarily as the result of decreased amortization expense on the older intangibles which were amortized using an accelerated method.

Other Income and (Expense):

	Years ended
	June 30, 2012	June 30, 2011	% change
Other income and (expense):
Interest expense	$(332,000)	$(522,000)	(36.4)%
Currency exchange losses	(97,000)	(244,000)	(60.2)%
Other expense	(74,000)	(95,000)	(22.1)%

Total other expense	$(503,000)	$(861,000)	(41.6)%

Other Income and (Expense): Other income and (expense) includes interest expense arising from the Company’s borrowings and recognized foreign exchange gains and losses.

Interest expense decreased $190,000, or 36.4%, for the year ended June 30, 2012 when compared to the year ended June 30, 2011. Prior to the Merger in August of 2010, the pre-Merger Company incurred $175,000 on its related-party term note. Prior to the August 2010 Merger, the term note was effectively exchanged for common stock, as described in Note 17 of the accompanying financial statements, resulting in a significant reduction in interest expense. Additionally, the interest on the line of credit decreased due to a more favorable interest rate on the new line of credit as discussed in Note 5.

The Company incurred $97,000 of currency exchange losses during the year ended June 30, 2012, compared with $244,000 of losses for the 12 months ended June 30, 2011. The losses were mainly due to the Canadian Dollar gaining strength over the US Dollar, causing Canadian net assets to decrease in value as reported in US dollars.

Income Tax Expense (Benefit)

	Years ended
	June 30, 2012	June 30, 2011	% change
Income tax expense (benefit)	$(4,022,000)	$186,000	n.m.

n.m. = not meaningful

Income Tax Expense (Benefit): The Company recorded a tax benefit of $4,022,000 for the year ended June 30, 2012 versus income tax expense of $186,000 for the year ended June 30, 2011.

The income tax benefit recorded during fiscal year 2012 was the result of recognizing as a deferred tax asset the realizable portion of the Company’s U.S. net operating loss carryforwards. The Company previously had created a valuation allowance against the entire amount of net operating loss carryforwards, recognizing no deferred tax asset because it did not have a sufficient history of profitable operations to support the recognition of the asset. Since the Company has now established a sufficient history of consecutive profitable quarters, and projects continuing profits, the valuation allowance against the U.S. net operating loss carryforwards was reduced in the fourth fiscal quarter by $4.3 million to recognize the portion of the net operating loss carryforwards projected to be utilized prior to expiration. The Company continues to maintain a valuation allowance on the entirety of its U.S. capital loss carryforwards and state net operating loss carryforwards due to uncertainty about its ability to utilize such carryforwards.

As of June 30, 2012, the Company’s U.S. federal net operating loss carryforwards available to reduce future taxable income were $41.0 million, however $25.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. For tax year June 30, 2012, it is projected that approximately $3.5 million of net operating loss carryforwards will be utilized to offset taxable income.

In addition, as of June 30, 2012, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2012 and 2029 for some jurisdictions and for other jurisdictions, the losses may be carried forward indefinitely. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

The Company’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of June 30, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.1 million as of June 30, 2012 and had $3.9 million outstanding as of June 30, 2011. The line expires on February 28, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 97% of its product from one principal supplier and its distributors, which provide the Company with credit to finance those purchases.

For the year ended June 30, 2012, net cash provided by operating activities was $2,753,000, compared with cash used in operating activities of $955,000 during the year ended June 30, 2011. The increase in cash provided by operating activities from the year ended June 30, 2012 to the year ended June 30, 2011 was due mainly to the profitability of the Company, with some offsetting changes in accounts receivable, accounts payable, prepaid expenses and deferred revenue.

Approximately $2,192,000 of cash was used in investing activities during the year ended June 30, 2012 compared to $1,600,000 of cash provided by investing activities during the year ended June 30, 2011. In February 2012, the Company acquired Inlet Technology, LLC for $1,552,000 in cash and its cash purchases of equipment for the year ended June 30, 2012 were $640,000 as compared with $523,000 for the year ended June 30, 2011. The Company acquired $2,123,000 of cash during the year ended June 30, 2011 as a result of the Merger.

For the year ended June 30, 2012, net cash used in financing activities was $1,149,000 compared to $325,000 of net cash provided by financing activities during the year ended June 30, 2011. The difference was a result of the Company paying down its the outstanding line of credit balance and capital lease obligations using cash from operating activities during the year ended June 30, 2012.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2010. The agreement provides for an initial term of 12 months that, subject to certain requirements and termination rights of the parties, automatically renews on an annual basis for two additional 12 month periods. The agreement designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2012 was carried out under the supervision and with the participation of the Company’s management, including the Chief

Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the Company’s last fiscal year, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2012. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the sections of the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) entitled, “ELECTION OF DIRECTORS (Proposal 1)”, “EXECUTIVE OFFICERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the sections of the Proxy Statement entitled “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of June 30, 2012, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	3,481,900	$0.76	2,022,183
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,481,900	$0.76	2,022,183

(1)	This amount represents shares of stock that may be issued under the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2).    List of Financial Statements and Schedules.

(c). Financial Statement Schedule—Schedule II

Rand Worldwide, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions			Deductions – describe		Balance at end of period
		Charged to costs and expenses	Charged to other accounts – describe
Year Ended June 30, 2012:
Deducted from assets accounts:
Allowance for doubtful accounts	$607,000	$(42,000)	$—		$(160,000	)(1)	$405,000
Valuation allowance for net deferred tax assets	$17,362,000	$22,000	$(5,693,000	)(2)	$—		$11,691,000

Year Ended June 30, 2011:
Deducted from assets accounts:
Allowance for doubtful accounts	$390,000	$205,000	$146,000	(3)	$(134,000	)(1)	$607,000
Valuation allowance for net deferred tax assets	$18,966,000	$(439,000)	$(1,165,000	)(4)	$—		$17,362,000

(1)	Uncollectible accounts written off, net of recoveries
(2)	Increase (decrease) in valuation allowance, net of temporary differences as discussed in Footnote 11 of the accompanying financial statements
(3)	Addition of Avatech of $145,000 and foreign currency translation adjustment of $1,000
(4)	Increase (decrease) in valuation allowance, net of temporary differences of $(1,262,000) and addition of Avatech of $97,000

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

RAND WORLDWIDE, INC.

Date: September 28, 2012	By:	/s/ Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Charpie	By:	/s/ George M. Davis
	Director September 28, 2012		Director September 28, 2012

By:	/s/ Marc L. Dulude	By:	/s/ Peter H. Kamin
	Director and Chief Executive Officer (Principal Executive Officer) September 28, 2012		Director September 28, 2012

By:	/s/ Suzanne MacCormack	By:	/s/ Manu Parpia
	Director September 28, 2012		Director September 28, 2012

By:	/s/ Lawrence Rychlak	By:	/s/ Charles D. Yie
	President and Chief Financial Officer (Principal Financial and Accounting Officer) September 28, 2012		Director September 28, 2012

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective.

September 28, 2012

/s/ Marc L. Dulude	/s/ Lawrence Rychlak
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rand Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Rand Worldwide, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2012. Company management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 28, 2012

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2012	2011
Assets
Current assets:
Cash	$1,680,000	$2,631,000
Accounts receivable, less allowance of $405,000 and $607,000 in 2012 and 2011	18,099,000	20,112,000
Income tax receivable	281,000	87,000
Other receivables	994,000	816,000
Inventory	107,000	132,000
Prepaid expenses and other current assets	2,084,000	926,000
Deferred tax assets	78,000	—

Total current assets	23,323,000	24,704,000

Property and equipment:
Computer software and equipment	8,231,000	6,918,000
Office furniture and equipment	1,974,000	1,818,000
Leasehold improvements	699,000	647,000

	10,904,000	9,383,000
Less accumulated depreciation and amortization	(8,193,000)	(7,628,000)

	2,711,000	1,755,000
Customer list, net of accumulated amortization of $6,105,000 and $5,570,000 in 2012 and 2011	3,290,000	3,345,000
Goodwill	15,954,000	15,240,000
Trade name, net of accumulated amortization of $945,000 and $802,000 in 2012 and 2011	2,986,000	3,129,000
Deferred income taxes	2,576,000	—
Other assets	370,000	403,000

Total assets	$51,210,000	$48,576,000

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,
	2012	2011
Liabilities and stockholders’ equity
Current liabilities:
Borrowings under line of credit	$3,140,000	$3,939,000
Accounts payable and accrued expenses	9,850,000	13,735,000
Accrued compensation and related benefits	1,804,000	2,455,000
Deferred revenue	4,666,000	4,017,000
Obligations under capital leases	290,000	77,000

Total current liabilities	19,750,000	24,223,000

Long-term liabilities:
Deferred tax liability	—	1,653,000
Obligations under capital leases	614,000	28,000

Total liabilities	20,364,000	25,904,000
Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 and 1,090,150 shares outstanding at June 30, 2012 and June 30, 2011, respectively; aggregate liquidation preference of $1,093,000 and $1,591,000 at June 30, 2012 and June 30, 2011, respectively	4,000	11,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 53,493,077 and 51,882,678 at June 30, 2012 and June 30, 2011, respectively	535,000	519,000
Additional paid-in capital	64,947,000	64,864,000
Accumulated deficit	(35,700,000)	(44,065,000)
Accumulated other comprehensive income	1,060,000	1,343,000

Total stockholders’ equity	30,846,000	22,672,000

Total liabilities and stockholders’ equity	$51,210,000	$48,576,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended
	June 30, 2012	June 30, 2011
Revenues:
Product sales	$49,527,000	$49,678,000
Service revenue	20,798,000	20,678,000
Commission revenue	19,052,000	18,836,000

Total revenue	89,377,000	89,192,000

Cost of revenue:
Cost of product sales	33,793,000	33,361,000
Cost of service revenue	13,485,000	14,152,000

Total cost of revenue	47,278,000	47,513,000

Gross margin	42,099,000	41,679,000
Other operating expenses:
Selling, general and administrative	35,658,000	37,022,000
Depreciation and amortization	1,595,000	1,777,000

Total operating expenses	37,253,000	38,799,000

Operating income	4,846,000	2,880,000
Other income and (expense):
Interest expense	(332,000)	(522,000)
Currency exchange losses	(97,000)	(244,000)
Other expense	(74,000)	(95,000)

	(503,000)	(861,000)

Income before income taxes	4,343,000	2,019,000
Income tax (benefit) expense	(4,022,000)	186,000

Net income	$8,365,000	$1,833,000
Preferred stock dividends	(137,000)	(515,000)

Net income available to common stockholders	$8,228,000	$1,318,000

Income per common share, basic	$0.16	$0.03

Income per common share, diluted	$0.15	$0.03

Shares used for computing income per common share:
Weighted average shares used in computation—basic	52,625,538	49,585,611
Weighted average shares used in computation—diluted	54,900,931	49,696,443

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2010	—	$—	34,232,682	$342,000	$—	$(45,860,000)	$774,000	$(44,744,000)
Accretion of dividends on Series A preferred stock	—	—	—	—	—	(370,000)	—	(370,000)
Exchange of common stock for redeemable preferred stock and retirement of related-party debt	—	—	—	—	50,924,000	332,000	—	51,256,000
Merger consideration—Avatech	1,090,150	11,000	17,643,057	177,000	14,038,000	—	—	14,226,000
Vesting of stock options granted to employees	—	—	—	—	44,000	—	—	44,000
Issuance of common stock under employee stock purchase plan	—	—	6,939	—	3,000	—	—	3,000
Preferred stock dividends	—	—	—	—	(145,000)	—	—	(145,000)
Foreign currency translation adjustment	—	—	—	—	—	—	569,000	569,000
Net income	—	—	—	—	—	1,833,000	—	1,833,000

Comprehensive income								2,402,000

Balance at June 30, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000

See accompanying notes.

(1)	The common stock shares as of July 31, 2010 have been restated to reflect the shares issued as part of the Merger.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000
Stock based compensation	—	—	—	—	190,000	—	—	190,000
Preferred stock dividends	—	—	—	—	(137,000)	—	—	(137,000)
Issuance of common stock upon the exercise of options	—	—	84,400	1,000	38,000	—	—	39,000
Conversion of preferred stock into common stock	(704,793)	(7,000)	1,525,999	15,000	(8,000)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(283,000)	(283,000)
Net income	—	—	—	—	—	8,365,000	—	8,365,000

Comprehensive income								8,082,000

Balance at June 30, 2012	385,357	$4,000	53,493,077	$535,000	$64,947,000	$(35,700,000)	$1,060,000	$30,846,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income	$8,365,000	$1,833,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	(1,000)	—
Bad debt (recoveries) expense	(34,000)	205,000
Depreciation and amortization	1,595,000	1,922,000
Stock-based compensation	190,000	44,000
Deferred income taxes	(4,307,000)	(178,000)
Changes in operating assets and liabilities
Accounts receivable and other receivables	1,263,000	(7,202,000)
Income tax receivable	(194,000)	(87,000)
Inventory	25,000	153,000
Prepaid expenses and other current assets	(1,158,000)	457,000
Other assets	33,000	106,000
Accounts payable and accrued expenses	(3,885,000)	329,000
Accrued compensation and related benefits	(651,000)	1,085,000
Deferred revenue	1,512,000	411,000
Income taxes payable	—	(34,000)
Other long term liabilities	—	(114,000)
Net effect of recapitalization of Term Notes	—	115,000

Net cash provided by (used in) operating activities	2,753,000	(955,000)

Cash flows from investing activities
Cash acquired through reverse acquisition	—	2,123,000
Purchases of property and equipment	(640,000)	(523,000)
Purchase of Inlet Technology	(1,552,000)	—

Net cash (used in) provided by investing activities	(2,192,000)	1,600,000

Cash flows from financing activities
Proceeds from borrowings under line of credit	103,752,000	90,609,000
Repayment of borrowings under line of credit	(104,551,000)	(89,995,000)
Principal payment on capital lease obligations	(252,000)	(147,000)
Proceeds from issuance of common stock to employees	39,000	3,000
Payment of preferred stock dividends	(137,000)	(145,000)

Net cash (used in) provided by financing activities	(1,149,000)	325,000
Effect of exchange rate changes on cash from continuing operations	(363,000)	463,000

Net change in cash	(951,000)	1,433,000
Cash—beginning of year	2,631,000	1,198,000

Cash—end of year	$1,680,000	$2,631,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Rand Worldwide, Inc. is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support, hosted data archiving solutions and other consulting and professional services to businesses, government agencies and educational institutions worldwide.

Rand Worldwide, Inc. was previously known as Avatech Solutions, Inc. On August 17, 2010, Avatech Solutions, Inc. acquired all the outstanding common stock of a corporation then known as Rand Worldwide, Inc. in a reverse merger and then changed its name to Rand Worldwide, Inc. on January 1, 2011. Even though Avatech Solutions, Inc. was the legal successor in the merger, the pre-merger Rand Worldwide, Inc. was considered to be the continuing entity for financial statement reporting purposes. As a result of the merger and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial statements represent a continuation of pre-merger Rand Worldwide, Inc. Thus, the results for the year ended June 30, 2011 include the results of pre-merger Rand Worldwide for the full year and those of Avatech Solutions, Inc. since August 17, 2010, while the results for the year ended June 30, 2012 are those of the combined post-merger Company. All intercompany accounts and transactions between the two corporations and their consolidated affiliated companies have been eliminated in consolidation. See Note 2 for further information regarding this transaction and basis of presentation. Unless otherwise indicated, all references in the remainder of these Notes to the consolidated entity are identified herein as the “Company” or “Rand Worldwide”.

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

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services including data archiving solutions, facilities management solutions, as well as training for Dassault Systèmes and PTC (Parametric Technology Corporation) products including CATIA, ENOVIA and Pro/ENGINEER.

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with Accounting Standards Codification (“ASC”) 350 Goodwill and Other Intangible Assets. Under ASC 350, goodwill is subject to annual impairment tests or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The carrying amount of goodwill was $15,954,000 and $15,240,000 as of June 30, 2012 and 2011.

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

Revenue Recognition and Accounts Receivable

The Company’s revenue recognition policies are in accordance with ASC 985-685, Software—Revenue Recognition, and ASC 605-20, Revenue Recognition.

Revenue from product sales and the sale of developed software is recognized when the following four criteria are met: (i) an executed proposal or signed purchase order has been obtained; (ii) delivery of the software has occurred; (iii) the fee is fixed or determinable; and (iv) the fee is probable of collection. Software product sales billed and not recognized as revenue are included in deferred revenue. The Company generally does not require collateral for accounts receivable. The Company allows returns from customers in limited situations. The Company has historically not experienced significant returns, and accordingly, allowances for returned products are not recorded.

Product Sales

For revenue derived from license fees for packaged software products, the Company follows ASC 985-605, Software-Revenue Recognition, and ASC 605-10, Revenue Recognition. The Company recognizes revenue from the sale of software licenses and training materials upon shipment of the products, provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is probable and free of contingencies.

Service Revenue

Revenue from installation, training and consulting services is recognized upon completion of the requested service, which typically occurs within ninety days of receipt of an order. Support services are sold either in prepaid blocks of hours which typically expire in one year, or as annual contracts for unlimited support for a specified number of users and products supported. Prepaid support service revenue is recognized monthly based upon usage with unused balances recognized in full upon expiration. Annual support contract revenues are recognized ratably over the contract period. Revenue from the Rand Secure Archive hosted data archiving solution is recognized ratably over the contract period. Installation and consulting services provided by the Company are not considered essential to the functionality of any software products sold as those services do not alter the functionality or capabilities of the product and could be performed by customers or other vendors.

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

The Company earns a fixed rebate from its primary supplier, Autodesk, for its qualifying renewal subscriptions, which increase gross profits and the corresponding commission revenues on such sales. The rebates on renewal subscriptions are paid monthly and are accrued in accordance with ASC 605-50, Customer Payments and Incentives, in the month the underlying sales are posted.

Commissions revenue also includes referral fees paid by Autodesk for major account and government customer transactions, determined based on specified percentages of the amount billed by Autodesk to the referred customer. These referral fees are recorded as revenue in the period earned, based on reporting by Autodesk, and are typically settled within ten days following the end of the reporting period.

Multiple-Element Arrangements

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company follows ASC 605-25, Multiple-Element Arrangements for new and materially modified arrangements originating on or after July 1, 2010. We allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

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

Deferred Revenue

Deferred product revenue is comprised of amounts that have been invoiced to customers upon delivery of a product, but are not yet recognizable as revenue because one or more of the conditions required for revenue recognition have not yet been met. Deferred service revenue represents amounts invoiced to customers for telephone support contracts or maintenance and support contracts, which are recognized ratably as revenue over the term of the arrangements, or for installation, training or professional services that have not yet been performed.

Product Returns

The Company’s arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. As of June 30, 2012 and June 30, 2011, the Company had no reserve recorded for product returns because such returns have been insignificant.

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

Cost of Product Sales

Cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns a volume incentive rebate from its primary supplier, Autodesk, paid monthly as a percentage of qualifying purchases. The rebate percentage is established based on quarterly purchasing volume. These rebates serve to reduce the cost of product sales. The Company accrues its rebates the month the underlying sales are posted, in accordance with ASC 605-50, Customer Payments and Incentives. The Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range period to period.

Cost of Service Revenue

Cost of service revenue consists primarily of direct employee compensation of all service personnel, the cost of subcontracted services and direct expenses billable to customers. Cost of service revenue does not include an allocation of overhead costs.

Advertising and Marketing Costs

The Company’s marketing activities performed and executed over the course of the year include public relations, tradeshows, email campaigns, social media, website development and enhancement, marketing automation initiatives, virtual events, advertising and promotions as well as ongoing branding efforts. The Company receives funding from its primary vendor, Autodesk, which offsets a portion of the costs incurred for marketing and advertising. Marketing and advertising costs are expensed as incurred, net of vendor funding and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, were immaterial for the years ended June 30, 2012 and June 30, 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: (i) net income (loss); (ii) and foreign currency translation adjustments. During the years ended June 30, 2012 and June 30, 2011, unrealized currency translation (losses) gains of $(283,000) and $569,000, respectively, were recorded in accumulated other comprehensive income within stockholders’ equity.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not. The Company records liabilities from uncertain tax positions in accordance with ASC 740-10, Income Taxes. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will results in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax position have been recorded. Interest and penalties related to unrecognized tax benefits are recorded as part of income tax expense. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, whose functional currencies are the respective local currencies, are translated into U.S. dollars at the current rates of exchange in effect at the balance sheet dates. Revenues and expenses are translated using the average exchange rates for the period. The resulting translation adjustments are included as a separate component of stockholders’ deficit in the consolidated balance sheets within accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from the re-measurement of monetary assets and liabilities stated in a currency other than the functional currency are included in the Company’s results of operations.

In addition, for the years ended June 30, 2012 and June 30, 2011, realized currency transaction losses from operations of $(97,000) and $(244,000), respectively, were recorded in the statement of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does that change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim period within those fiscal years; however, early adoption is permitted. The adoption of the provisions of ASU 2011-05 are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Board has reinstated the requirements for the presentation of reclassification out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The adoption of the amendments of ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in the Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 2010-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim period within those fiscal years. The amendments of ASU 2011-11 are not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year financial statement amounts have been reclassified to confirm to the current year presentation.

2. Reverse Merger Transaction

On August 17, 2010, the Company, then known as Avatech Solutions, Inc., acquired all the outstanding common stock of a corporation then known as Rand Worldwide, Inc. as a result of a merger. Pre-merger Rand Worldwide, Inc. was also a software reseller in the design automation marketplace. The Company believes the merger expanded its overall geographic presence and increased its market share.

In consideration for the merger, the stockholders of pre-merger Rand Worldwide received shares of Avatech common stock representing approximately 66% of the outstanding shares of Avatech common stock and Avatech’s stockholders retained approximately 34% of the outstanding shares of Avatech common stock. When calculated based on the number of shares of Avatech common stock outstanding on a fully diluted basis, the common stock issued to the pre-merger Rand Worldwide stockholder was equal to approximately 59% of the total common equivalent shares as of the date of the merger. As the pre-merger Rand Worldwide stockholder acquired more than 50% of the outstanding shares of Avatech common stock, Rand Worldwide was deemed, for accounting and SEC reporting purposes to be the continuing reporting entity. As such, the consolidated financial statements for the year ended June 30, 2011 include the accounts of pre-merger Rand Worldwide for the full year and those of Avatech since August 17, 2010, while the consolidated financial statements for the year ended June 30, 2012 are those of the combined post-merger Company. Balances reported for prior periods reflect the accounts of pre-merger Rand Worldwide only. Additionally, the equity structure of Rand Worldwide has been restated for balance sheet dates prior to the merger using the exchange ratio established in the acquisition agreement to reflect the number of shares of Avatech Solutions, Inc. common stock issued in the merger.

RWWI Holdings, LLC (“RWWI Holdings”) was formed in the recapitalization by the stockholders of pre-merger Rand Worldwide prior to the merger to hold their interests in Avatech. Accordingly, RWWI Holdings holds 66% of the outstanding shares of the Company. RWWI Holdings is not part of the Company’s consolidated group.

Recognized amounts of identifiable intangible assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values on the acquisition date. The Company’s allocation of the total consideration transferred of $14,226,000 is summarized below:

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

In connection with the merger, during the year ended June 30, 2011, Avatech and pre-merger Rand Worldwide incurred combined non-recurring costs of $2,251,000, including $932,000 in professional fees, $873,000 in severance costs, $233,000 in accrued lease costs for office closings, $151,000 due to accelerated vesting of stock options, $30,000 for the corporate name change and $32,000 in additional board fees. The $2,251,000 of non-recurring costs are included in the proforma results shown above, however only $1,893,000 of such costs are included in the consolidated statement of operations for the year ended June 30, 2011, because $358,000 of these costs were incurred by Avatech prior to the merger.

3. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $236,000 and $245,000, respectively, for the years ended June 30, 2012 and June 30, 2011, and paid federal and state taxes of approximately $503,000 and $372,000, respectively, for the years ended June 30, 2012 and June 30, 2011. Total purchases of property and equipment were approximately $640,000 and $566,000, respectively, for the years ended June 30, 2012 and June 30, 2011. Total purchases of property and equipment included non-cash purchases of $1,051,000 and $43,000, respectively, for the years ended June 30, 2012 and June 30, 2011.

4. Business Combinations

Acquisition of Inlet Technology

On March 1, 2012, the Company acquired all of the net assets of Inlet Technology, LLC (“Inlet”) a Virginia Beach-based value added reseller. The purchase price was $1,300,000, plus a post-closing adjustment of $252,000 for increases in the working capital level since the previous balance sheet date. The purchase price and working capital adjustment were paid in cash. Goodwill of 794,000 and other intangible assets of $480,000 were recorded as a results of this acquisition. The goodwill is the results of exected synergies from combining the operations of the acquired business with the Company’s operation and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to the Company’s consolidated balance sheets and results of operations.

The other intangible asset resulting from this acquisition was the Inlet customer list. The estimated fair value of this list was $480,000 as of the acquisition date, and the carrying amount was $448,000 at June 30, 2012. The customer list has an estimated useful life of five years and future expected amortization expense is approximately $96,000 per year for fiscal years 2013 through 2016 and $64,000 for fiscal year 2017.

On July 31, 2012, the Company acquired certain assets of Informative Design Partners (“IDP”) for an intial payment of $1 million, comprised of $600,000 in cash and $400,000 in common stock, plus contingent consideration to be paid over three years based on earnings achieved from the acquired business.

5. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of June 30, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.1 million as of June 30, 2012 and had $3.9 million outstanding as of June 30, 2011. The Company has pledged its U.S. trade accounts receivable as collateral against the line of credit. The line expires on February 28, 2014.

6. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2012 and 2011:

	June 30
	2012	2011
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 384,495 and 1,089,213 shares outstanding at June 30, 2012 and June 30, 2011, respectively; aggregate liquidation preference of $231,000 and $654,000 at June 30, 2012 and June 30, 2011, respectively	$4,000	$11,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 862 and 937 shares outstanding at June 30, 2012 and June 30, 2011, respectively; aggregate liquidation preference of $862,000 and $937,000 at June 30, 2012 and June 30, 2011, respectively	—	—

Total Preferred Stock	$4,000	$11,000

Convertible Preferred Stock

At June 30, 2003, the Company had issued and outstanding 172,008 shares of Series C Convertible Preferred Stock (the “Series C shares”). On December 31, 2003, the Series C shares were converted into 484,487 shares of newly authorized Series D Convertible Preferred Stock (the “Series D shares”). In 2004, the Company issued 813,050 shares of Series D Convertible Preferred Stock for cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. In connection with the issuance of Series D shares, 1,730,043 warrants were granted to preferred shareholders. The warrants, which expired December 31, 2004, entitled the holder to purchase common stock at an exercise price of $0.45 per share up to one year after the date of grant. At June 30, 2012, 384,495 shares of Series D Convertible Preferred Stock were outstanding, respectively, with the following terms:

Redemption Feature- The Series D shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The terms of the merger with pre-merger Rand Worldwide did not trigger any redemption provisions of the Series D shares. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2012, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

In July 2005, the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. In connection with this issuance, the Company granted 366,475 warrants to purchase its common stock at an exercise price of $0.65 per share which expired on July 29, 2008. At June 30, 2012, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding, respectively, with the following terms:

Redemption Feature- The Series E shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The terms of the merger with pre-merger Rand Worldwide did not trigger any redemption provisions of the Series E shares. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2012, the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through Employee Stock Compensation Plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of June 30, 2012, 5,577,684 shares of common stock were issuable upon the conversion or exercise of options and preferred stock. For the years ended June 30, 2012 and 2011, there were 1,427,860 and 6,620,768 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The following summarizes the computations of basic and diluted earnings per common share:

	Years ended
	June 30, 2012	June 30, 2011
Numerator for basic and diluted earnings per share:
Net income	$8,365,000	$1,833,000
Payment of preferred stock dividends	(137,000)	(515,000)

Net income available to common stockholders	$8,228,000	$1,318,000

Weighted average shares used in computing basic net income per share:	52,625,538	49,585,611
Assumed conversion of preferred stock	2,095,784	—
Effect of outstanding stock options	179,609	110,832
Weighted average shares used in computing diluted net income per share:	54,900,931	49,696,443
Income per common share, basic	$0.16	$0.03

Income per common share, diluted	$0.15	$0.03

8. Intangible Assets

The following is a summary of the carrying amount, accumulated amortization and the resulting net book value of intangible assets:

June 30, 2012

	Carrying amount	Accumulated amortization	Net book value
Customer list	$9,395,000	$6,105,000	$3,290,000
Trade name	3,931,000	945,000	2,986,000
Intellectual property	1,324,000	1,324,000	—

Total intangible assets	$14,650,000	$8,374,000	$6,276,000

June 30, 2011

	Carrying amount	Accumulated amortization	Net book value
Customer list	$8,915,000	$5,570,000	$3,345,000
Trade name	3,931,000	802,000	3,129,000
Intellectual property	1,324,000	1,324,000	—

Total intangible assets	$14,170,000	$7,696,000	$6,474,000

Amortization expense for intangible assets for the years ended June 30, 2012 and June 30, 2011 were $678,000 and $824,000, respectively. Future estimated amortization expense for intangibles assets is as follows: $691,000 in 2013, $660,000 in 2014, $639,000 in 2015, $610,000 in 2016, $567,000 in 2017 and $3,109,000 thereafter.

9. Director and Employee Stock Compensation Plans

Employee Stock Option Plans

All common stock options outstanding for pre-merger Rand Worldwide were converted into options to purchase membership interests in RWWI Holdings, an entity which is not part of the Company’s consolidated group.

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provides for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 3,100,000 shares of common stock to eligible employees, officers, and directors of the Company. At the Company’s Annual Meeting of Stockholders held on November 9, 2011, stockholders approved an amendment to the Plan increasing the aggregate number of shares reserved for issuance upon the exercise of options by 3,700,000, for a total of 6,800,000 shares. Stock options generally expire after 10 years. Options generally vest ratably over the requisite service period of three or four years, depending on the specific grant award. As of the date of the merger with pre-merger Rand Worldwide, all of the outstanding stock options issued by Avatech became fully vested in accordance with their respective option agreements.

The Company recorded and included in selling, general and administrative expenses, $190,000 and $44,000 of stock compensation expense for the years ended June 30, 2012 and June 30, 2011. Stock compensation expense for the year ended June 30, 2011 included $5,000 of expense prior to the merger for the vesting of common stock options granted by pre-merger Rand Worldwide, and $39,000 of expense for stock options granted after the merger.

The following are the assumptions made in computing the fair value of stock-based awards:

	Year Ended June 30 2012	Year Ended June 30 2011
Average risk-free interest rate	0.72% – 2.22%	2.31%
Dividend yield	0%	0%
Expected life	5 –6.25 years	6.25 years
Expected volatility	.50 – .56	.56
Weighted average fair value of granted options	$0.39	$0.38

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

A summary of stock option activity during the year ended June 30, 2012 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2011	3,328,332	$0.81
Granted	957,360	0.80
Exercised	(84,400)	0.47
Forfeited	(702,627)	1.05
Expired	(16,765)	1.38

Outstanding at June 30, 2012	3,481,900	$0.76	$246,000

Exercisable at June 30, 2012	1,206,102	$0.81	$83,000

Weighted-average remaining contractual life	5.7 Years

The aggregate intrinsic value of options exercised was $23,400 during the year ended June 30, 2012. No options were exercised during the year ended June 30, 2011.

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2012 ranged from $0.17 to $2.20 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.50	170,120	$0.42	2.2 years	170,122	$0.42	2.2 years
0.55 – 0.75	1,883,920	0.70	8.7 years	529,480	0.69	8.3 years
0.76 – 0.91	1,189,360	0.81	8.7 years	268,000	0.86	4.7 years
1.05 – 2.20	238,500	1.29	3.6 years	238,500	1.29	3.6 years

	3,481,900			1,206,102

Assuming that no additional share-based payments are granted after June 30, 2012, $786,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan

Avatech’s Board of Directors adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 2,000,000 shares of common stock are reserved for issuance. As of June 30, 2011, 790,555 shares were available for future issuance. Effective January 1, 2011, the plan was suspended.

As of June 30, 2012, there was no liability for employees’ ESPP withholdings, as all shares of common stock purchased under the ESPP had been issued.

Restricted Stock Award Plan

In May 2003, the Company’s Board of Directors adopted, and its stockholders subsequently approved, the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005 (the “Stock Plan”). Officers, directors, key employees and consultants of the Company are eligible to receive stock awards under the Stock Plan, but employees and consultants may receive grants only if they already are stockholders or hold options to purchase shares of common stock at the time of grant. Vesting for restricted stock awards granted under the Stock Plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. The Company has reserved a total of 1,200,000 shares of common stock for issuance under the Stock Plan and 193,921 shares were available for future issuance as of June 30, 2012.

10. Shares Reserved for Future Issuance

At June 30, 2012, the Company has reserved 2,022,183 shares of common stock for future issuance upon the exercise of stock options granted under the Stock Option Plan, the exercise of outstanding common stock purchase warrants, the vesting of restricted stock awards, purchases under the ESPP and the conversion of Series D Stock, and Series E Stock.

11. Income Taxes

The components of income before income taxes are as follows:

	Years ended
	June 30, 2012	June 30, 2011
Domestic	$3,265,000	$3,439,000
Foreign	1,078,000	(1,420,000)

Total	$4,343,000	$2,019,000

The components of the income tax provision (benefit) are as follows:

	Years ended
	June 30, 2012	June 30, 2011
Federal tax	$(4,194,000)	$60,000
State tax	144,000	126,000
Foreign tax	28,000	—

Total	$(4,022,000)	$186,000

	Years ended
	June 30, 2012	June 30, 2011
Current	$285,000	$186,000
Deferred	(4,307,000)	—

Total	$(4,022,000)	$186,000

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended
	June 30, 2012	June 30, 2011
Deferred tax assets:
Net operating loss carryforwards	$14,127,000	$15,611,000
Capital loss carryforwards	1,674,000	1,674,000
Accrued expenses	154,000	236,000
Expenses not currently deductible	152,000	224,000
Excess of book over tax depreciation	99,000	72,000
Excess of book over tax amortization	607,000	446,000
Deferred revenue	2,000	—

Total deferred tax assets	16,815,000	18,263,000

Deferred tax liabilities:
Customer list	2,435,000	2,561,000
Other liabilities	35,000	30,000

Total deferred tax liabilities	2,470,000	2,591,000

Deferred tax assets, net of liabilities	14,345,000	15,672,000
Valuation allowance	(11,691,000)	(17,362,000)

Net deferred tax asset (liability)	$2,654,000	$(1,690,000)

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Years ended
	June 30, 2011	June 30, 2011
Expected federal income tax expense (benefit) from continuing operations at 34%	$1,476,000	$633,000
Expenses not deductible for income tax purposes	131,000	311,000
Amendment of prior year return	11,000	—
State income taxes, net of federal benefit	115,000	135,000
Change in valuation allowance for deferred tax assets	(5,671,000)	(893,000)
Other	(84,000)	—

Income tax expense (benefit)	$(4,022,000)	$186,000

The Company recorded tax (benefit) expense of $(4,022,000) and $186,000 for the year ended June 30, 2012 and June 30, 2011, respectively.

The income tax benefit recorded during fiscal year 2012 was the result of recognizing as a deferred tax asset the realizable portion of the Company’s U.S. net operating loss carryforwards. The Company previously had reserved a valuation allowance against the entire amount of net operating loss carryforwards, recognizing no deferred tax asset because it did not have a sufficient history of profitable operations to support the recognition of the asset. Since the Company has now established a sufficient history of consecutive profitable quarters, and projects continuing taxable profits, the valuation allowance against the U.S. net operating loss carryforwards was reduced in the fourth fiscal quarter by $4.3 million to recognize the portion of the net operating loss carryforwards projected to be utilized prior to expiration. The Company continues to maintain a valuation allowance on the entirety of its U.S. capital loss carryforwards and state net operating loss carryforwards due to uncertainty about its ability to utilize such carryforwards.

As of June 30, 2012, the Company’s U.S. federal net operating loss carryforwards available to reduce future taxable income were $41.0 million, expiring at various dates through 2030. The company has recorded a valuation allowance on $25.3 million of these carryforwards because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. For tax year June 30, 2012, it is projected that approximately $3.5 million of net operating loss carryforwards will be utilized to offset taxable income in the current year.

In addition, as of June 30, 2012, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2011 and 2029 for some jurisdictions; for other jurisdictions, the losses may be carried forward indefinitely. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

The Company’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

12. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019, and generally do not contain significant renewal options. Rent expense under operating leases for the years ended June 30, 2012 and June 30, 2011 was $2.8 million and $1.6 million, respectively. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2012:

Year ending June 30:
2013	$2,541,000
2014	2,217,000
2015	1,851,000
2016	1,240,000
2017	734,000
Thereafter	625,000

Total minimum lease payments	$9,208,000

There was no rent paid to a related party for the years ended June 30, 2012 and June 30, 2011.

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $904,000 as of June 30, 2012, with approximately $290,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through April 2015 and depreciation expense on this equipment was approximately $185,000 as of June 30, 2012. Future minimum payments consisted of the following at June 30, 2012:

Year ending June 30:
2013	$346,000
2014	336,000
2015	210,000
2016	137,000
2017	23,000

Total minimum lease payments	1,052,000
Less:
Taxes	51,000
Imputed interest	97,000

Present value of future minimum lease payments	$904,000

Litigation

The Company is party to various litigation matters that management considers routine and incidental to the Company’s business. As of June 30, 2012 and June 30, 2011, the Company had accrued no material amounts related to these matters.

Guarantees

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lenders in connection with the Term Loan; lessors in connection with facility leases; customers in relation to the performance of services; vendors in connection with guarantees of expenses incurred by employees in the normal course of business; former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies; vendors or principals in connection with performance under asset or share purchase and sale agreements and performance under credit facilities and other agreements of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. In addition, the Company is party to a guarantee with its largest vendor, Autodesk, Inc., in relation to all of the Company’s subsidiaries’ obligations to Autodesk. The Company has recorded no accrued liability related to these Agreements, based on its historical experience and information known as of June 30, 2012.

13. Employee Benefit and Incentive Compensation Plans

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company, or its wholly-owned subsidiaries, who have completed three months of service. Participants may elect a pre-tax payroll deduction up to $16,500 (if under age 50), or $22,000 (if age 50 or older by December 31st of any calendar year). As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan year ended December 31, 2011. The Company also has a retirement savings plan (“RSP”) that covers substantially all Canadian-based employees of the Company and its wholly-owned subsidiaries. Upon hire, participants may elect a pre-tax payroll deduction, subject to limitations as prescribed by the Canadian Revenue Agency. The RSP provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants who have completed 12 months of service. The total amount recorded by the Company as expense, under both plans, during the years ended June 30, 2012 and June 30, 2011 was approximately $683,000 and $586,000, respectively.

14. Significant Supplier

Approximately 97% of the Company’s inventory purchases for the years ended June 30, 2012 and 2011 were from one vendor and its distributors, and approximately 91% and 95%, respectively, of accounts payable at June 30, 2012 and 2011 were due to this vendor and its distributors. Approximately 97% of the Company’s total product revenues are related to this supplier’s products. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2010. The agreement has a term of three years and designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

15. Liquidity and Capital Resources

The Company had a working capital surplus of $3,573,000 and $518,000 as of June 30, 2012 and June 30, 2011, respectively.

16. Segment Information

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

	Year Ended June 30, 2012
	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$43,953,000	$3,057,000	$2,517,000	$49,527,000
Service revenue	19,090,000	566,000	1,142,000	20,798,000
Commission revenue	18,101,000	229,000	722,000	19,052,000

Total revenue	81,144,000	3,852,000	4,381,000	89,377,000

Cost of revenue-
Cost of product sales	29,738,000	2,287,000	1,768,000	33,793,000
Cost of service revenue	12,479,000	424,000	582,000	13,485,000

Total cost of revenue	42,217,000	2,711,000	2,350,000	47,278,000

Gross margin	38,927,000	1,141,000	2,031,000	42,099,000
Total operating expenses	34,225,000	1,115,000	1,913,000	37,253,000

Operating income	4,702,000	26,000	118,000	4,846,000
Other expense, net	(478,000)	(49,000)	24,000	(503,000)

Income before income taxes	$4,224,000	$(23,000)	$142,000	$4,343,000

	Year Ended June 30, 2011
	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$44,667,000	$2,948,000	$2,063,000	$49,678,000
Service revenue	19,221,000	552,000	905,000	20,678,000
Commission revenue	18,030,000	253,000	553,000	18,836,000

Total revenue	81,918,000	3,753,000	3,521,000	89,192,000

Cost of revenue-
Cost of product sales	29,574,000	2,316,000	1,471,000	33,361,000
Cost of service revenue	13,287,000	422,000	443,000	14,152,000

Total cost of revenue	42,861,000	2,738,000	1,914,000	47,513,000

Gross margin	39,057,000	1,015,000	1,607,000	41,679,000
Total operating expenses	36,579,000	806,000	1,414,000	38,799,000

Operating income	2,478,000	209,000	193,000	2,880,000
Other expense, net	(862,000)	(16,000)	17,000	(861,000)

Income before income taxes	$1,616,000	$193,000	$210,000	$2,019,000

	June 30, 2012	June 30, 2011
Long lived assets
North America	$2,633,000	$1,643,000
Singapore/Malaysia	10,000	26,000
Australia	68,000	86,000

Total	$2,711,000	$1,755,000

17. Related Party Term Notes

On October 31, 2007, pre-merger Rand Worldwide entered into a term loan agreement (the “Term Notes”) with Ampersand Capital Partners (“Ampersand”), which owned 100% of the outstanding preferred stock and 89% of the outstanding common stock of pre-merger Rand Worldwide as of October 31, 2009. The Term Notes consisted of two promissory notes: one for $10.0 million bearing interest of 10% or 12% per year based upon the timing of repayments, and another for $3.5 million bearing interest of 10% or 14% per year based upon the timing of repayments. Per the original terms of the promissory notes, all principal and interest were to be fully repaid by November 1, 2012, with scheduled principal and interest payments beginning in December 2007. As of June 30, 2010, these notes had an outstanding balance of $12,637,000.

As a result of a recapitalization prior to the merger, the Term Notes are no longer outstanding and the Company has no remaining financial obligations relative to its Term Notes or the related formerly-accruing interest. The Term Notes were subsequently transferred into equity and the net effects of the forgiveness of these Notes of $115,000 are disclosed within the Consolidated Statements of Cash Flows.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among Avatech Solutions, Inc., ASRW Acquisition Sub, Inc., Rand Worldwide, Inc. and RWWI Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vii)	Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.1(xvi)	Certificate of Amendment of Restated Certificate of Incorporation of Avatech Solutions, Inc., changing Avatech’s name to Rand Worldwide, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by Rand Worldwide, Inc. on May 16, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

4.2	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.10	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 4, 2011)

10.11	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.12	Employment Agreement between Robert F. Heeg and Rand Worldwide, Inc. dated May 16, 2008 (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K of Rand Worldwide, Inc. filed on September 28, 2011)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.14	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.15	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.16	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.17	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.18	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.19	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.20	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.21	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 20, 2010)

10.22	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.25 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.23	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.24	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.25	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.26	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 31, 2010 by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on January 5, 2011)

10.27	Committed Line of Credit Note, dated as of February 28, 2012, issued by Rand Worldwide, Inc. and Rand A Technology Corp. to the order of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.28	Financing and Security Agreement, dated as of February 28, 2012, by and among PNC Bank, National Association, Rand Worldwide, Inc. and Rand A Technology Corp (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.29	Form of Guaranty and Security Agreement, dated as of February 28, 2012, by Rand Worldwide Subsidiary, Inc. and Rand Worldwide Foreign Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.30	Autodesk Authorized Value Added Reseller Agreement between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc, dated February 1, 2010 (incorporated by reference to Exhibit 10.24 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.31	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.32	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

23.1	Consent of Stegman & Company (filed herewith)

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

101.INS	XBRL Instance Document. (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document. (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (furnished herewith)