Form 10-Q
period 2012-09-30
RAND WORLDWIDE INC
filed 2012-11-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 9, 2012, there were 53,990,589 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30, 2012	June 30, 2012

Assets
Current assets:
Cash	$2,292,000	$1,680,000
Accounts receivable, less allowance of $359,000 as of September 30, 2012 and $405,000 as of June 30, 2012	12,489,000	18,099,000
Income tax receivable	649,000	281,000
Other receivables	769,000	994,000
Inventory	156,000	107,000
Prepaid expenses and other current assets	2,013,000	2,084,000
Deferred tax assets	114,000	78,000

Total current assets	18,482,000	23,323,000

Property and equipment:
Computer software and equipment	8,873,000	8,231,000
Office furniture and equipment	2,038,000	1,974,000
Leasehold improvements	724,000	699,000

	11,635,000	10,904,000
Less accumulated depreciation and amortization	(8,460,000)	(8,193,000)

	3,175,000	2,711,000

Customer list, net of accumulated amortization of $6,202,000 as of September 30, 2012 and $6,105,000 as of June 30, 2012	4,032,000	3,290,000
Goodwill	17,837,000	15,954,000
Trade name, net of accumulated amortization of $1,020,000 as of September 30, 2012 and $945,000 as of June 30, 2012	2,911,000	2,986,000
Deferred income taxes	2,174,000	2,576,000
Other assets	339,000	370,000

Total assets	$48,950,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	September 30, 2012	June 30, 2012

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$2,435,000	$3,140,000
Accounts payable and accrued expenses	7,074,000	9,850,000
Accrued compensation and related benefits	1,395,000	1,804,000
Deferred revenue	4,090,000	4,666,000
Obligations under capital leases	292,000	290,000

Total current liabilities	15,286,000	19,750,000

Long-term liabilities:
Obligations under capital leases	541,000	614,000
Other long term liabilities	1,071,000	—

Total liabilities	16,898,000	20,364,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at September 30, 2012 and June 30, 2012 (note 10)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 53,990,589 and 53,493,077 at September 30, 2012 and June 30, 2012, respectively	540,000	535,000
Additional paid-in capital	65,377,000	64,947,000
Accumulated deficit	(35,124,000)	(35,700,000)
Accumulated other comprehensive income	1,255,000	1,060,000

Total stockholders’ equity	32,052,000	30,846,000

Total liabilities and stockholders’ equity	$48,950,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues:
Product sales	$11,515,000	$13,277,000
Service revenue	5,374,000	4,802,000
Commission revenue	4,712,000	3,865,000

	21,601,000	21,944,000
Cost of revenue:
Cost of product sales	7,331,000	9,302,000
Cost of service revenue	3,695,000	3,132,000

	11,026,000	12,434,000

Gross margin	10,575,000	9,510,000
Other operating expenses:
Selling, general and administrative	9,198,000	8,518,000
Depreciation and amortization	433,000	396,000

	9,631,000	8,914,000

Operating income	944,000	596,000
Other expense, net	(20,000)	(142,000)

Income before income taxes	924,000	454,000
Income tax expense	348,000	52,000

Net income	$576,000	$402,000
Preferred stock dividends	(28,000)	(39,000)

Net income available to common stockholders	$548,000	$363,000

Income per common share, basic	$0.01	$0.01

Income per common share, diluted	$0.01	$0.01

Shares used in computing income per common share:
Weighted average shares used in computation - basic	53,821,435	51,921,676
Weighted average shares used in computation - diluted	54,890,749	52,138,108

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$576,000	$402,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	—	9,000
Bad debt expense (recoveries)	33,000	(85,000)
Depreciation and amortization	433,000	396,000
Stock-based compensation	63,000	41,000
Deferred income taxes	366,000	(2,000)
Changes in operating assets and liabilities net of those acquired:
Accounts receivable and other receivables	5,802,000	4,925,000
Income tax receivable	(368,000)	27,000
Inventory	(49,000)	44,000
Prepaid expenses and other current assets	71,000	(46,000)
Other assets	31,000	7,000
Accounts payable and accrued expenses	(3,414,000)	(3,585,000)
Accrued compensation and related benefits	(409,000)	(1,043,000)
Deferred revenue	(576,000)	9,000

Net cash provided by operating activities	2,559,000	1,099,000

Cash flows from investing activities
Purchase of Informative Design Partners, Inc. (Note 4)	(600,000)	—
Purchases of property and equipment	(704,000)	(131,000)

Net cash used in by investing activities	(1,304,000)	(131,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	17,581,000	32,205,000
Repayment of borrowings under line of credit	(18,286,000)	(32,978,000)
Payments of obligations under capital leases	(71,000)	—
Proceeds from the issuance of common stock to employees	—	36,000
Payment of preferred stock dividends	(28,000)	(39,000)

Net cash used in financing activities	(804,000)	(776,000)
Effect of exchange rate changes on cash	161,000	(287,000)

Net change in cash	612,000	(95,000)
Cash - beginning of period	1,680,000	2,631,000

Cash - end of period	$2,292,000	$2,536,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

Rand Worldwide Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

References in these Notes to “Rand Worldwide”, “the Company”, “us”, “we”, “our” are references to Rand Worldwide, Inc. and, unless the context clearly contemplated otherwise, its consolidated subsidiaries.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications and ASCENT—Center for Technical Knowledge (“ASCENT”).

The IMAGINiT division is one of the largest value-added resellers of Autodesk, Inc. (“Autodesk”) products in the world, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. IMAGINiT also specializes in computational fluid dynamics analysis consulting and thermal simulation services and sells its own proprietary software products and related services, enhancing its total client solution offerings. IMAGINiT operates from locations across North America, Australia, Singapore and Malaysia.

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services including data archiving solutions, facilities management solutions, as well as training for Dassault Systèmes and PTC (Parametric Technology Corporation) products including CATIA, ENOVIA and Pro/ENGINEER.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools. Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 11.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the three months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles – Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in the Update are intended to reduce cost and complexity by providing an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset, other than goodwill, is impaired to determine whether it should perform a qualitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments of ASU 2012-02 are not expected to have a material impact on the Company’s consolidated financial statements.

3.	Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $24,000 and $61,000 during the three months ended September 30, 2012 and 2011, respectively. The Company also paid federal and state income taxes of approximately $0 and $100,000 during the three months ended September 30, 2012 and 2011, respectively.

In connection with the acquisition of Informative Design Partners on July 31, 2012, the Company issued 497,512 shares of its common stock for $400,000.

4.	Business Combinations

Acquisition of Informative Design Partners

On July 31, 2012, the Company acquired certain assets of Informative Design Partners (“IDP”) for an initial payment of $1 million, comprised of $600,000 in cash and $400,000 in common stock, plus contingent consideration of $2.0 million to be paid over three years based on the earnings achieved from the acquired business.

5.	Employee Stock Compensation Plans

The Board of Directors may grant options under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “Plan”) to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant. The Plan provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company. Stock options generally expire after 10 years. Options generally vest ratably over three or four years, depending on the specific grant award. For the three months ended September 30, 2012, total stock compensation expense charged against income for this Plan was $63,000.

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

A summary of stock option activity during the three months ended September 30, 2012 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2012	3,481,900	$0.76
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2012	3,481,900	$0.76	$411,000

Exercisable at September 30, 2012	1,206,100	$0.81	$160,000

Weighted-average remaining contractual life	3.4 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2012 ranged from $0.30 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.30 – 0.50	170,120	$0.42	2.0 years	170,120	$0.42	2.0 years
0.60 – 0.71	1,883,920	0.70	8.5 years	529,480	0.69	8.0 years
0.76 – 0.90	1,189,360	0.81	8.5 years	268,000	0.86	4.4 years
1.05 – 1.71	238,500	1.29	3.4 years	238,500	1.29	3.4 years

	3,481,900			1,206,100

Assuming that no additional share-based payments are granted after September 30, 2012, $723,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 3.0 years.

6.	Borrowings Under Line of Credit

On February 29, 2012, certain subsidiaries of the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of September 30, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.4 million as of September 30, 2012 and had $3.1 million outstanding as of June 30, 2012. The line expires on February 28, 2014.

7. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $833,000 and $904,000 as of September 30, 2012 and June 30, 2012, respectively.

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

During the fourth quarter of fiscal year 2012, the Company recognized the realizable portion of the Company’s U.S. net operating loss carryforwards as a deferred tax asset. The Company previously had created a valuation allowance against the entire amount of net operating loss carryforwards, recognizing no deferred tax asset because it did not have a sufficient history of profitable operations to support the recognition of the asset. Since the Company established a sufficient history of consecutive profitable quarters, and projects continuing profits, the valuation allowance against the U.S. net operating loss carryforwards was reduced in the fourth quarter of fiscal year 2012 by $4.3 million to recognize the portion of the net operating loss carryforwards projected to be utilized prior to expiration. The Company continues to maintain a valuation allowance on the entirety of its U.S. capital loss carryforwards and state net operating loss carryforwards due to uncertainty about its ability to utilize such carryforwards.

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

The Company records interest related to taxes in other expense and records penalties in operating expenses.

9.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on earnings (loss) per share during loss periods. As of September 30, 2012, 5,577,684 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2012 and 2011, there were 2,724,011 and 4,174,448 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings per common share for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$576,000	$402,000
Payment and/or accretion of preferred stock dividends	(28,000)	(39,000)

Net income available to common stockholders	$548,000	$363,000

Weighted average shares used in computing basic net income per share:	53,821,435	51,921,676
Effect of dilutive securities	1,069,314	216,432

Weighted average shares used in computing diluted net income per share:	54,890,749	52,138,108

Income per common share, basic	$0.01	$0.01

Income per common share, diluted	$0.01	$0.01

10.	Preferred Stock

Convertible Preferred Stock

At September 30, 2012, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

Redemption Feature- The Series D shares are redeemable in the event that the Company is engaged in certain business combinations that are approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2012, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At September 30, 2012, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

Redemption Feature- The Series E shares are redeemable in the event that the Company is engaged in certain business combinations that are approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2012 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

Three Months Ended September 30, 2012

	North America	Singapore/ Malaysia	Australia	Total
Revenue-

Product sales	$10,050,000	$1,003,000	$462,000	$11,515,000

Service revenue	4,960,000	118,000	296,000	5,374,000

Commission revenue	4,342,000	54,000	316,000	4,712,000

Total revenue	19,352,000	1,175,000	1,074,000	21,601,000

Cost of revenue-
Cost of product sales	6,194,000	817,000	320,000	7,331,000

Cost of service revenue	3,445,000	79,000	171,000	3,695,000

Total cost of revenue	9,639,000	896,000	491,000	11,026,000

Gross margin	9,713,000	279,000	583,000	10,575,000

Total operating expenses	8,810,000	313,000	508,000	9,631,000

Operating income (loss)	903,000	(34,000)	75,000	944,000

Other expense, net	(29,000)	2,000	7,000	(20,000)

Income (loss) before income taxes	$874,000	$(32,000)	$82,000	$924,000

Three Months Ended September 30, 2011

	North America	Singapore/ Malaysia	Australia	Total
Revenue-

Product sales	$11,297,000	$781,000	$1,199,000	$13,277,000

Service revenue	4,348,000	194,000	260,000	4,802,000

Commission revenue	3,635,000	21,000	209,000	3,865,000

Total revenue	19,280,000	996,000	1,668,000	21,944,000

Cost of revenue-
Cost of product sales	7,870,000	566,000	866,000	9,302,000

Cost of service revenue	2,879,000	122,000	131,000	3,132,000

Total cost of revenue	10,749,000	688,000	997,000	12,434,000

Gross margin	8,531,000	308,000	671,000	9,510,000

Total operating expenses	8,224,000	242,000	448,000	8,914,000

Operating income	307,000	66,000	223,000	596,000

Other expense, net	(131,000)	(15,000)	4,000	(142,000)

Income before income taxes	$176,000	$51,000	$227,000	$454,000

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

The Company’s business strategy is built on three core principles designed to leverage its existing strengths with expected market opportunities:

•	Maintain and profitably grow its strong position in the Autodesk software market;

•	Profitably grow its consulting and services business by leveraging its experts in design engineering; and

•	Acquire or license and integrate diverse, yet complementary, software and services businesses to extend its product offerings to its large customer base and expand its market potential.

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

Service Revenue- The Company provides services in the form of project-focused software implementations, training, consulting services, software development, software customization, data migration, supplemental design staffing, drawing digitization, symbol library development, custom courseware development, technical support and hosted data archiving solutions to its customers. The Company employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its Rand Secure Archive Division.

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 605 (previously EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent).

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

Selling, General and Administrative Expense- Selling, general and administrative expenses consist primarily of compensation and other expenses associated with the Company’s sales force, management, finance, human resources, and information systems. Advertising and public relations expenses and expenses for facilities, such as rent and utilities, are also included in selling, general and administrative expenses.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following tables set forth a comparison of the Company’s results of operations for the three-month periods ended September 30, 2012 and September 30, 2011. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2012	2011	% change
Revenues:
Product sales	$11,515,000	$13,277,000	(13.3)%
Service revenue	5,374,000	4,802,000	11.9%
Commission revenue	4,712,000	3,865,000	21.9%

Total revenues	$21,601,000	$21,944,000	(1.6)%

Revenues. Total revenues for the three months ended September 30, 2012 decreased by $343,000, or 1.6%, when compared to the same period in the prior fiscal year.

Product sales decreased $1,762,000, or 13.3% for the three months ended September 30, 2012 when compared to the same period in the prior fiscal year. During the prior fiscal year, product sales included a single sale of $700,000 from the Company’s Australian operations. The Company was still experiencing the effects of a shortfall in experienced sales professionals which resulted in decreased product sales during the current fiscal quarter.

Service revenues increased $572,000, or 11.9%, for the three months ended September 30, 2012 when compared with the same period in the prior fiscal year. The increase in service revenues included $170,000 of revenues from the acquired CFD business, $117,000 in increased data archiving services, and $285,000 in increased training and consulting services. The Company has made progress in developing its Rand Secure Archive business and has also expanded its sales team who are dedicated to selling our training offerings.

Commission revenues increased $847,000, or 21.9%, for the three months ended September 30, 2012 when compared with the same period in the prior fiscal year. The increased commission revenues were primarily due to a few key customers renewing their multi-year subscription contracts for another three years during the current fiscal quarter.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2012	2011	% change
Cost of revenue:
Cost of product sales	$7,331,000	$9,302,000	(21.2)%
Cost of service revenue	3,695,000	3,132,000	18.0%

Total cost of revenue	$11,026,000	$12,434,000	(11.3)%

Gross margin	$10,575,000	$9,510,000

Cost of revenue. The total cost of revenue decreased $1,408,000, or 11.3%, for the three months ended September 30, 2012 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 21.2% during the three months ended September 30, 2012 when compared with the same period in the prior fiscal year, while product revenue decreased 13.3%. Cost of product sales decreased to a larger extent than did product revenues primarily due to increased sales rebates from the Company’s principal supplier, Autodesk, which are applied to the cost of product sales. For its new fiscal year beginning February 1, 2012, Autodesk ended most of its target-based rebates and began a new volume-based rebate which resulted in a larger rebate earned for the months following this change. Furthermore, sales of proprietary products such as Revit Clarity and licenses for ASCENT courseware titles increased nearly threefold over last year, resulting in decreased product cost relative to product revenue as the development costs for such proprietary products was expensed when incurred.

Cost of service revenue increased 18.0% for the three months ended September 30, 2012 when compared to the same period in the prior fiscal year, while service revenues increased 11.9%. The Company hired additional technical staff since the prior fiscal year resulting in increased cost of service revenue. Cost of service revenue as a percentage of related revenue increased to 68.8% during the three months ended September 30, 2011 from 65.2% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 49.0% for the three months ended September 30, 2012 was higher than the 43.3% gross margin in the same period in the prior fiscal year due primarily to the decreased product costs.

Other Operating Expenses

	Three Months Ended September 30,
	2012	2011	% change
Other operating expenses:
Selling, general and administrative	$9,198,000	$8,518,000	8.0%
Depreciation and amortization	433,000	396,000	9.3%

Total other operating expenses	$9,631,000	$8,914,000	8.0%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 8.0% for the three months ended September 30, 2012 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 42.6% for the three months ended September 30, 2012, an increase from 38.8% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of new employees including those related to our recent acquisitions of IDP and Inlet as well as our expansion of the Rand Secure Archive team and our team dedicated to selling our training offerings.

Depreciation and Amortization. Depreciation and amortization expenses increased $37,000, or 9.3%, for the three months ended September 30, 2012 when compared to the same period in the prior fiscal year.

The increase was due primarily to the additional depreciation expense associated with hardware and software acquired for its data archiving division.

Other (Expense) Income, net

	Three Months Ended September 30,
	2012	2011	% change
Other expense, net	$(20,000)	$(142,000)	(85.9)%

Other (Expense) Income, net. The Company incurred $20,000 in other expense, net, during the three months ended September 30, 2012, compared to $142,000 during the same period in the prior fiscal year. The decrease is primarily due to having foreign exchange gains during the current fiscal year while having foreign exchange losses during the prior fiscal year. Interest expense, when netted with foreign exchange gains and losses, resulted in net expense in both periods presented.

Income Tax Expense

	Three Months Ended September 30,
	2012	2011	% Change
Income tax expense	$348,000	$52,000	569.2%

Income Tax Expense. The Company recorded $348,000 of income tax expense during the three months ended September 30, 2012, compared to $52,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 38% during the three months ended September 30, 2012, compared to 11% during the same period in the prior fiscal year.

In the prior year, the Company had a valuation allowance against its net operating loss carryforwards, and was able to offset most of its income tax expense against its net operating loss carryforwards. During the quarter ended June 30, 2012, the Company recognized as an asset its US net operating loss carryforwards that it expects will be realizable, and as a result, the Company’s income tax expense is no longer offset against large unrecognized US net operating loss carryforwards. Consequently income tax expense is significantly higher.

As of September 30, 2012, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $38.0 million, however, $25.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2013 and 2029. In addition, as of September 30, 2012, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2012 and 2029 for some jurisdictions and, for other jurisdictions, the losses may be carried forward indefinitely. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

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

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National

Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of September 30, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.4 million as of September 30, 2012 and had $3.1 million outstanding as of June 30, 2012. The line expires on February 28, 2014.

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

For the three months ended September 30, 2012, net cash provided by operating activities was $2,559,000, compared with net cash provided by operating activities of $1,099,000 during the three months ended September 30, 2011. The increase in cash provided by operating activities from the three months ended September 30, 2012 when compared to the three months ended September 30, 2011 was due mainly to increased collections of accounts receivable, decreased payouts of accrued compensation and increased profitability of the Company, with some offsetting changes such as increased deferred revenues resulting from the expanded Rand Secure Archive services.

The Company’s investing activities consist principally of investments in computer and office equipment. In July 2012, the Company acquired Informative Design Partners for $600,000 in cash, $400,000 in stock and potential future earnout payments. Compared to the same period in the prior fiscal year, cash purchases of equipment for the three months ended September 30, 2012 increased to $702,000 from $131,000 mainly as the result of purchases of software and hardware for the Rand Secure Archive business and, to a lesser degree, normal periodic replacement of computer equipment.

For the three months ended September 30, 2012, net cash used in financing activities was $804,000 compared to $776,000 for the three months ended September 30, 2011.

The Company had a working capital surplus of 3,196,000 as of September 30, 2012.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at September 30, 2012:

Twelve months ending September 30:
2013	$2,562,000
2014	2,144,000
2015	1,776,000
2016	1,077,000
2017	650,000
Thereafter	502,000

Total minimum lease payments	$8,711,000

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $833,000 as of September 30, 2012 with approximately $292,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $62,000 as of September 30, 2012. Future minimum payments consisted of the following at September 30, 2012:

Twelve months ending September 30:
2013	$346,000
2014	331,000
2015	161,000
2016	125,000

Total minimum lease payments	963,000
Less:
Taxes	47,000
Imputed interest	83,000

Present value of future minimum lease payments	$833,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2012 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

On July 31, 2012, the Company issued 497,512 shares of its common stock to Informative Design Partners as part of the purchase price of certain assets acquired from them. The aggregate consideration received by the Company for these shares was $400,000, or $.804 per share. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

RAND WORLDWIDE, INC.

Date: November 14, 2012	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Lawrence Rychlak
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