Form 10-Q
period 2012-12-31
RAND WORLDWIDE INC
filed 2013-02-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 8, 2013, there were 53,990,589 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash	$2,427,000	$1,680,000
Accounts receivable, less allowance of $298,000 as of December 31, 2012 and $405,000 as of June 30, 2012	17,461,000	18,099,000
Income tax receivable	640,000	281,000
Other receivables	1,203,000	994,000
Inventory	124,000	107,000
Prepaid expenses and other current assets	2,483,000	2,084,000
Deferred tax assets	133,000	78,000

Total current assets	24,471,000	23,323,000
Property and equipment:
Computer software and equipment	8,923,000	8,231,000
Office furniture and equipment	2,038,000	1,974,000
Leasehold improvements	723,000	699,000

	11,684,000	10,904,000
Less accumulated depreciation and amortization	(8,687,000)	(8,193,000)

	2,997,000	2,711,000
Customer list, net of accumulated amortization of $6,370,000 as of December 31, 2012 and $6,105,000 as of June 30, 2012	3,865,000	3,290,000
Goodwill	17,815,000	15,954,000
Trade name, net of accumulated amortization of $1,096,000 as of December 31, 2012 and $945,000 as of June 30, 2012	2,835,000	2,986,000
Deferred income taxes	1,783,000	2,576,000
Other assets	324,000	370,000

Total assets	$54,090,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	December 31, 2012	June 30, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$3,510,000	$3,140,000
Accounts payable and accrued expenses	9,565,000	9,850,000
Accrued compensation and related benefits	1,613,000	1,804,000
Deferred revenue	4,992,000	4,666,000
Obligations under capital leases – current	294,000	290,000

Total current liabilities	19,974,000	19,750,000
Long-term liabilities:
Obligations under capital leases	466,000	614,000
Other long term liabilities	1,109,000	—

Total liabilities	21,549,000	20,364,000
Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at December 31, 2012 and June 30, 2012, respectively (note 8)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 53,990,589 and 53,493,077 at December 31, 2012 and June 30, 2012, respectively	540,000	535,000
Additional paid-in capital	65,412,000	64,947,000
Accumulated deficit	(34,628,000)	(35,700,000)
Accumulated other comprehensive income	1,213,000	1,060,000

Total stockholders’ equity	32,541,000	30,846,000

Total liabilities and stockholders’ equity	$54,090,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2012	2011
Revenues:
Product sales	$10,540,000	$12,771,000
Service revenue	5,505,000	5,255,000
Commission revenue	5,536,000	4,447,000

	21,581,000	22,473,000
Cost of revenue:
Cost of product sales	6,858,000	8,703,000
Cost of service revenue	3,816,000	3,198,000

	10,674,000	11,901,000

Gross margin	10,907,000	10,572,000
Other operating expenses:
Selling, general and administrative	9,250,000	8,829,000
Depreciation and amortization	522,000	400,000

	9,772,000	9,229,000

Operating income	1,135,000	1,343,000
Other expense, net	(84,000)	(197,000)

Income before income taxes	1,051,000	1,146,000
Income tax expense	555,000	107,000

Net income	$496,000	$1,039,000
Preferred stock dividends	(28,000)	(39,000)

Net income available to common stockholders	$468,000	$1,000,000

Income per common share, basic	$0.01	$0.02

Income per common share, diluted	$0.01	$0.02

Shares used in computing income per common share:
Weighted average shares used in computation - basic	53,990,589	52,223,307
Weighted average shares used in computation - diluted	55,040,285	55,694,749

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,
	2012	2011
Net income	$496,000	$1,039,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	(42,000)	80,000

Comprehensive income	$454,000	$1,119,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Six Months Ended December 31,
	2012	2011
Revenues:
Product sales	$22,055,000	$26,046,000
Service revenue	10,878,000	10,059,000
Commission revenue	10,249,000	8,311,000

	43,182,000	44,416,000
Cost of revenue:
Cost of product sales	14,188,000	18,003,000
Cost of service revenue	7,510,000	6,332,000

	21,698,000	24,335,000

Gross margin	21,484,000	20,081,000
Other operating expenses:
Selling, general and administrative	18,449,000	17,348,000
Depreciation and amortization	955,000	795,000

	19,404,000	18,143,000

Operating income	2,080,000	1,938,000
Other expense, net	(104,000)	(338,000)

Income before income taxes	1,976,000	1,600,000
Income tax expense	904,000	159,000

Net income	$1,072,000	$1,441,000
Preferred stock dividends	(56,000)	(78,000)

Net income available to common stockholders	$1,016,000	$1,363,000

Income per common share, basic	$0.02	$0.03

Income per common share, diluted	$0.02	$0.03

Shares used in computing income per common share:
Weighted average shares used in computation - basic	53,906,012	52,072,435
Weighted average shares used in computation - diluted	54,955,708	55,563,059

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Six Months Ended December 31,
	2012	2011
Net income	$1,072,000	$1,441,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	153,000	(300,000)

Comprehensive income	$1,225,000	$1,141,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$1,072,000	$1,441,000
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	—	12,000
Bad debt recoveries	(10,000)	(69,000)
Depreciation and amortization	955,000	795,000
Stock-based compensation	126,000	83,000
Deferred income taxes	738,000	(2,000)
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	439,000	2,573,000
Income tax receivable	(359,000)	(112,000)
Inventory	(17,000)	(17,000)
Prepaid expenses and other current assets	(399,000)	(353,000)
Other assets	46,000	39,000
Accounts payable and accrued expenses	(923,000)	(1,261,000)
Accrued compensation and related benefits	(191,000)	(985,000)
Deferred revenue	326,000	218,000
Other long-term liabilities	64,000	—

Net cash provided by operating activities	1,867,000	2,362,000

Cash flows from investing activities
Purchase of Informative Design Partners, Inc.	(600,000)	—
Net purchases of property and equipment	(786,000)	(548,000)

Net cash used in investing activities	(1,386,000)	(548,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	37,019,000	57,851,000
Repayment of borrowings under line of credit	(36,649,000)	(59,644,000)
Principal payment on capital lease obligations	(144,000)	(116,000)
Payment of preferred stock dividends	(56,000)	(78,000)
Proceeds from the issuance of common stock to employees	—	36,000

Net cash provided by (used in) financing activities	170,000	(1,951,000)
Effect of exchange rate changes on cash	96,000	(208,000)

Net change in cash	747,000	(345,000)
Cash - beginning of period	1,680,000	2,631,000

Cash - end of period	$2,427,000	$2,286,000

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

The IMAGINiT division is one of the largest value-added resellers of Autodesk, Inc. (“Autodesk”) products in the world, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. IMAGINiT also specializes in computational fluid dynamics analysis consulting and thermal simulation services and sells its own proprietary software products and related services, enhancing its total client solution offerings. IMAGINiT operates from locations across North America, Australia, and Singapore. In January 2013, the Company closed its office in Malaysia and consolidated those operations to Singapore. The closure of the Malaysian office will not have a material impact on the Company’s consolidated operations.

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

Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 9.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $22,000 and $100,000 during the three months ended December 31, 2012 and 2011, respectively, and approximately $46,000 and $161,000 during the six months ended December 31, 2012 and 2011, respectively. The Company also paid federal and state income taxes of approximately $59,000 and $284,000 during the three months ended December 31, 2012 and 2011, respectively, and approximately $59,000 and $384,000 during the six months ended December 31, 2012 and 2011, respectively. Total purchases of property and equipment included non-cash purchases of $0 and $947,000 for the six months ended December 31, 2012 and December 31, 2011, respectively.

In connection with the acquisition of Informative Design Partners on July 31, 2012, the Company paid cash in the amount of $600,000 and issued 497,512 shares of its common stock valued at $400,000.

3. Employee Stock Compensation Plans

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). The Compensation Committee of the Company’s Board of Directors administers the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant, under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries. For the six months ended December 31, 2012, total stock compensation expense charged against income for the 2002 Option Plan was $126,000. There were no awards granted during the six months ended December 31, 2012 or 2011.

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

A summary of stock option activity during the six months ended December 31, 2012 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2012	3,481,900	$0.76
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2012	3,481,900	$0.76	$411,000

Exercisable at December 31, 2012	1,206,100	$0.81	$160,000

Weighted-average remaining contractual life	5.2 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2012 ranged from $0.17 to $3.81 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.17 – 0.50	170,120	$0.42	1.7 years	170,120	$0.42	1.7 years
0.51 – 0.75	1,883,920	0.70	8.2 years	529,480	0.69	7.8 years
0.76 – 1.00	1,189,360	0.81	8.2 years	268,000	0.86	4.2 years
1.01 – 3.81	238,500	1.29	3.1 years	238,500	1.29	3.1 years

	3,481,900	0.76	7.5 years	1,206,100	0.81	5.2 years

Assuming that no additional share-based payments are granted after December 31, 2012, $660,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.8 years.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of December 31, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.5 million as of December 31, 2012 and had $3.1 million outstanding as of June 30, 2012. The line expires on February 28, 2014.

5. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $760,000 and $904,000 as of December 31, 2012 and June 30, 2012, respectively.

6. Income Taxes

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

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained if such returns were to be audited by the taxing authorities and, accordingly, does not anticipate that any adjustments to these positions in the event such returns were to be audited would have a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

The Company records interest related to taxes in other expense and records penalties in operating expenses.

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of December 31, 2012, 5,577,684 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three and six months ended December 31, 2012 and 2011, there were 2,724,011 and 535,900 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$496,000	$1,039,000
Preferred stock dividends	(28,000)	(39,000)

Net income available to common stockholders	$468,000	$1,000,000

Weighted average shares used in computing basic net income per share:	53,990,589	52,223,307
Assumed conversion of preferred stock	769,630	3,295,406
Effect of outstanding stock options	280,066	176,036

Weighted average shares used in computing diluted net income per share:	55,040,285	55,694,749

Income per common share, basic	$0.01	$0.02

Income per common share, diluted	$0.01	$0.02

	Six Months Ended December 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$1,072,000	$1,441,000
Preferred stock dividends	(56,000)	(78,000)

Net income available to common stockholders	$1,016,000	$1,363,000

Weighted average shares used in computing basic net income per share:	53,906,012	52,072,435
Assumed conversion of preferred stock	769,630	3,295,406

Effect of outstanding stock options	280,066	195,218

Weighted average shares used in computing diluted net income per share:	54,955,708	55,563,059

Income per common share, basic	$0.02	$0.03

Income per common share, diluted	$0.02	$0.03

8. Preferred Stock

Convertible Preferred Stock

At December 31, 2012, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2012, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At December 31, 2012, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2012 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

9. Segment Information

The Company’s operations for the three and six months ended December 31, 2012 included business in North America, Singapore, Malaysia and Australia. The Company closed its Malaysia office in January 2013. Revenue for any particular geographic region is determined by sales made by the Company to the customers in that particular region. The Company’s chief operating decision maker and CEO evaluates business results based primarily on these geographic regions. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

Three Months Ended December 31, 2012

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$9,569,000	$571,000	$400,000	$10,540,000
Service revenue	5,191,000	59,000	255,000	5,505,000
Commission revenue	5,356,000	48,000	132,000	5,536,000

Total revenue	20,116,000	678,000	787,000	21,581,000

Cost of revenue-
Cost of product sales	6,113,000	462,000	283,000	6,858,000
Cost of service revenue	3,513,000	103,000	200,000	3,816,000

Total cost of revenue	9,626,000	565,000	483,000	10,674,000

Gross margin	10,490,000	113,000	304,000	10,907,000

Total operating expenses	8,967,000	262,000	543,000	9,772,000

Operating income (loss)	1,523,000	(149,000)	(239,000)	1,135,000
Other expense, net	(94,000)	4,000	6,000	(84,000)

Income (loss) before income taxes	$1,429,000	$(145,000)	$(233,000)	$1,051,000

Three Months Ended December 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$11,529,000	$889,000	$353,000	$12,771,000
Service revenue	4,845,000	144,000	266,000	5,255,000
Commission revenue	4,255,000	81,000	111,000	4,447,000

Total revenue	20,629,000	1,114,000	730,000	22,473,000

Cost of revenue-
Cost of product sales	7,918,000	591,000	194,000	8,703,000
Cost of service revenue	2,907,000	157,000	134,000	3,198,000

Total cost of revenue	10,825,000	748,000	328,000	11,901,000

Gross margin	9,804,000	366,000	402,000	10,572,000
Total operating expenses	8,500,000	282,000	447,000	9,229,000

Operating income (loss)	1,304,000	84,000	(45,000)	1,343,000
Other expense, net	(194,000)	(8,000)	5,000	(197,000)

Income (loss) before income taxes	$1,110,000	$76,000	$(40,000)	$1,146,000

Six Months Ended December 31, 2012

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$19,619,000	$1,574,000	$862,000	$22,055,000
Service revenue	10,151,000	177,000	550,000	10,878,000
Commission revenue	9,698,000	102,000	449,000	10,249,000

Total revenue	39,468,000	1,853,000	1,861,000	43,182,000

Cost of revenue-
Cost of product sales	12,306,000	1,279,000	603,000	14,188,000
Cost of service revenue	6,958,000	182,000	370,000	7,510,000

Total cost of revenue	19,264,000	1,461,000	973,000	21,698,000

Gross margin	20,204,000	392,000	888,000	21,484,000
Total operating expenses	17,777,000	575,000	1,052,000	19,404,000

Operating income (loss)	2,427,000	(183,000)	(164,000)	2,080,000
Other expense, net	(123,000)	6,000	13,000	(104,000)

Income (loss) before income taxes	$2,304,000	$(177,000)	$(151,000)	$1,976,000

Six Months Ended December 31, 2011

	North America	Singapore/Malaysia	Australia	Total
Revenue-
Product sales	$22,826,000	$1,669,000	$1,551,000	$26,046,000
Service revenue	9,193,000	339,000	527,000	10,059,000
Commission revenue	7,890,000	101,000	320,000	8,311,000

Total revenue	39,909,000	2,109,000	2,398,000	44,416,000

Cost of revenue-
Cost of product sales	15,787,000	1,157,000	1,059,000	18,003,000
Cost of service revenue	5,787,000	278,000	267,000	6,332,000

Total cost of revenue	21,574,000	1,435,000	1,326,000	24,335,000

Gross margin	18,335,000	674,000	1,072,000	20,081,000
Total operating expenses	16,724,000	522,000	897,000	18,143,000

Operating income	1,611,000	152,000	175,000	1,938,000
Other expense, net	(325,000)	(23,000)	10,000	(338,000)

Income before income taxes	$1,286,000	$129,000	$185,000	$1,600,000

	December 31, 2012	June 30, 2012
Long-lived assets
North America	$2,931,000	$2,633,000
Singapore/Malaysia	4,000	10,000
Australia	62,000	68,000

Total	$2,997,000	$2,711,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Rand Worldwide is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company is globally diversified with offices in the United States, Canada, Australia, and Singapore. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Cost of Service Revenue-Cost of service revenue includes the direct costs associated with the implementation of software and hardware solutions as well as training, support services, and professional services. These costs consist primarily of compensation, travel, curriculum, and the costs of third-party contractors engaged by the Company. The cost of service revenue does not include an allocation of overhead costs.

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

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended December 31, 2012 to the three-month period ended December 31, 2011. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2012	2011	% change
Revenues:
Product sales	$10,540,000	$12,771,000	(17.5)%
Service revenue	5,505,000	5,255,000	4.8%
Commission revenue	5,536,000	4,447,000	24.5%

Total revenues	$21,581,000	$22,473,000	(4.0)%

Revenues. Total revenues for the three months ended December 31, 2012 decreased by $892,000, or 4.0%, when compared to the same period in the prior fiscal year.

Product sales decreased $2,231,000, or 17.5%, for the three months ended December 31, 2012 when compared to the same period in the prior fiscal year. Product sales were lower in all major market segments, with the exception of the architectural segment.

Service revenues increased $250,000, or 4.8%, for the three months ended December 31, 2012 when compared with the same period in the prior fiscal year. The increased service revenues were mainly the result of the newly-acquired CFD consulting business which the Company acquired in August 2012.

Commission revenues increased $1,089,000, or 24.5%, for the three months ended December 31, 2012 when compared with the same period in the prior fiscal year. Commission revenues increased primarily due to several large subscription renewals that occurred during the three months ended December 31, 2012.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2012	2011	% change
Cost of revenue:
Cost of product sales	$6,858,000	$8,703,000	(21.2)%
Cost of service revenue	3,816,000	3,198,000	19.3%

Total cost of revenue	$10,674,000	$11,901,000	(10.3)%

Gross margin	$10,907,000	$10,572,000

Cost of revenue. The total cost of revenue decreased $1,227,000, or 10.3%, for the three months ended December 31, 2012 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 21.2% during the three months ended December 31, 2012 when compared with the same period in the prior fiscal year, while product revenues decreased 17.5%. Cost of product sales decreased to a larger extent than did product revenues primarily due to increased sales rebates from the Company’s principal supplier, Autodesk. These rebates are recorded as a reduction of cost of product sales. Beginning February 1, 2012, Autodesk ended most of its target-based rebates and began a new volume-based rebate which resulted in larger rebates for the Company. In addition, sales of the Company’s proprietary products such as Revit Clarity and licenses for ASCENT courseware titles increased 46% over last year, resulting in decreased product cost relative to product revenue as the development costs for such proprietary products were expensed in prior quarters when they were incurred.

Cost of service revenue increased 19.3% for the three months ended December 31, 2012 when compared to the same period in the prior fiscal year, due to the fact that the Company hired additional technical staff, mainly those related to the Company’s recent acquisitions of Informative Design Partners (“IDP”) in July 2012 and Inlet Technology, LLC (“Inlet”) in February 2012 as well as the expansion of the Rand Secure Archive division. Cost of service revenue as a percentage of related revenue increased to 69.3% during the three months ended December 31, 2012 from 60.9% during the same period in the prior fiscal year as the Company’s overall services productivity decreased.

Gross margin. The Company’s overall gross margin percentage of 50.5% for the three months ended December 31, 2012 was higher than the 47.0% gross margin for the same period in the prior fiscal year due primarily to increased vendor rebates in the current quarter combined with a sales mix which included significantly higher commission revenue, which represents 100% margin because it is reported net of costs.

Other Operating Expenses

	Three Months Ended December 31,
	2012	2011	% change
Other operating expenses:
Selling, general and administrative	$9,250,000	$8,829,000	4.8%
Depreciation and amortization	522,000	400,000	30.5%

Total other operating expenses	$9,772,000	$9,229,000	5.9%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $421,000, or 4.8%, for the three months ended December 31, 2012 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 42.9% for the three months ended December 31, 2011, an increase from 39.3% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of employees related to the Company’s recent acquisitions as well as additional hiring in the Rand Secure Archive division.

Depreciation and Amortization. Depreciation and amortization expenses increased $122,000, or 30.5%, for the three months ended December 31, 2012 when compared to the same period in the prior fiscal year. The increase was due primarily to the additional depreciation expense associated with hardware and software acquired for the Company’s data archiving division.

Other Expense, Net

	Three Months Ended December 31,
	2012	2011	% change
Other expense, net	$(84,000)	$(197,000)	(57.4)%

Other Expense, Net. The Company incurred $84,000 in other expense, net, during the three months ended December 31, 2012, compared to $197,000 during the same period in the prior fiscal year. The majority of the decrease was due to decreased interest expense and lower foreign currency exchange losses.

Income Tax Expense

	Three Months Ended December 31,
	2012	2011	% change
Income tax expense	$555,000	$107,000	418.7%

Income Tax Expense. The Company recorded $555,000 of income tax expense during the three months ended December 31, 2012, compared to $107,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 53% during the three months ended December 31, 2012, compared to 9% during the same period in the prior fiscal year.

In the prior fiscal year, the Company had a valuation allowance against its net operating loss carryforwards and was able to offset most of its income tax expense against its net operating loss carryforwards. During the quarter ended June 30, 2012, the Company recognized as an asset its U.S. net operating loss carryforwards that it expects will be realizable and, as a result, the Company’s income tax expense is no longer offset against large unrecognized U.S. net operating loss carryforwards. Consequently, income tax expense is significantly higher.

As of December 31, 2012, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $38.0 million; however, $25.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2013 and 2029. In addition, as of December 31, 2012, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2012 and 2029 for some jurisdictions and may be carried forward indefinitely for other jurisdictions. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

The Company’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

The following tables set forth a comparison of the Company’s results of operations for the six-month period ended December 31, 2012 to the six-month period ended December 31, 2011. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The six-month financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2012	2011	% change
Revenues:
Product sales	$22,055,000	$26,046,000	(15.3)%
Service revenue	10,878,000	10,059,000	8.1%
Commission revenue	10,249,000	8,311,000	23.3%

Total revenues	$43,182,000	$44,416,000	(2.8)%

Revenues. Total revenues for the six months ended December 31, 2012 decreased by $1,234,000, or 2.8%, when compared to the same period in the prior fiscal year.

Product sales decreased $3,991,000, or 15.3%, for the six months ended December 31, 2012 when compared to the same period in the prior fiscal year. During the prior fiscal year, product sales included a single sale of $700,000 from the Company’s Australian operations, and in addition, the production of the Company’s sales force was lower in the current fiscal year.

Service revenues increased $819,000, or 8.1%, for the six months ended December 31, 2012 when compared with the same period in the prior fiscal year. The increased service revenue included $338,000 from the newly-acquired CFD consulting business which the Company purchased in August 2012, $300,000 in increased data archiving services, and modest increases in training and consulting services.

Commission revenues increased $1,938,000, or 23.3%, for the six months ended December 31, 2012 when compared with the same period in the prior fiscal year. Commission revenues increased primarily due to several large subscription renewals that occurred during the six months ended December 31, 2012.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2012	2011	% change
Cost of revenue:
Cost of product sales	$14,188,000	$18,003,000	(21.2)%
Cost of service revenue	7,510,000	6,332,000	18.6%

Total cost of revenue	$21,698,000	$24,335,000	(10.8)%

Gross margin	$21,484,000	$20,081,000

Cost of revenue. The total cost of revenue decreased $2,637,000, or 10.8%, for the six months ended December 31, 2012 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 21.2% during the six months ended December 31, 2012 when compared with the same period in the prior fiscal year, while product revenue decreased 15.3%. Cost of product sales decreased to a larger extent than did product revenues primarily due to increased sales rebates from the Company’s principal supplier, Autodesk. Beginning February 1, 2012, Autodesk ended most of its target-based rebates and began a new volume-based rebate which resulted in larger rebates for the Company. Furthermore, sales of proprietary products such as Revit Clarity and licenses for ASCENT courseware titles increased 110% over last year, resulting in decreased product cost relative to product revenue as the development costs for such proprietary products were expensed in prior quarters when they were incurred.

Cost of service revenue increased 18.6% for the six months ended December 31, 2012 when compared to the same period in the prior fiscal year, while service revenues increased 8.1%, as the Company hired additional technical staff, mainly those related to the Company’s recent acquisitions as well as the expansion of the Rand Secure Archive division. Cost of service revenue as a percentage of related revenue increased to 69.0% during the six months ended December 31, 2011 from 62.9% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 49.8% for the six months ended December 31, 2012 was higher than the 45.2% gross margin for the same period in the prior fiscal year due to increased vendor rebates in the current quarter combined with a sales mix which included significantly higher commission revenue, which represents 100% margin because it is reported net of costs.

Other Operating Expenses

	Six Months Ended December 31,
	2012	2011	% change
Other operating expenses:
Selling, general and administrative	$18,449,000	$17,348,000	6.3%
Depreciation and amortization	955,000	795,000	20.1%

Total other operating expenses	$19,404,000	$18,143,000	7.0%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,101,000, or 6.3%, for the six months ended December 31, 2012 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 42.7% for the six months ended December 31, 2012, an increase from 39.1% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of new employees including those related to the Company’s recent acquisitions as well as the expansion of the Rand Secure Archive division and the team dedicated to selling training offerings.

Depreciation and Amortization. Depreciation and amortization expenses increased $160,000, or 20.1%, for the six months ended December 31, 2012 when compared to the same period in the prior fiscal year. The increase was due primarily to the additional depreciation expense associated with hardware and software acquired for its data archiving division.

Other Expense, Net

	Six Months Ended December 31,
	2012	2011	% change
Other expense, net	$(104,000)	$(338,000)	(69.2)%

Other Expense, Net. The Company incurred $104,000 in other expense, net, during the six months ended December 31, 2012, compared to $338,000 during the same period in the prior fiscal year. The decrease was due to lower interest expense as well as foreign currency exchange gains of $44,000 during the current fiscal year compared to foreign currency exchange losses of $103,000 recorded in the prior fiscal year.

Income Tax Expense

	Six Months Ended December 31,
	2012	2011	% change
Income tax expense	$904,000	$159,000	468.6%

Income Tax Expense. The Company recorded $904,000 of income tax expense during the six months ended December 31, 2012, compared to $159,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 46% during the six months ended December 31, 2012, compared to 10% during the same period in the prior fiscal year.

In the prior fiscal year, the Company had a valuation allowance against its net operating loss carryforwards and was able to offset most of its income tax expense against its net operating loss carryforwards. During the quarter ended June 30, 2012, the Company recognized as an asset its U.S. net operating loss carryforwards that it expects will be realizable and, as a result, the Company’s income tax expense is no longer offset against large unrecognized U.S. net operating loss carryforwards. Consequently, income tax expense is significantly higher.

As of December 31, 2012, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $38.0 million; however, $25.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2013 and 2029. In addition, as of December 31, 2012, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2012 and 2029 for some jurisdictions and may be carried forward indefinitely for other jurisdictions. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

As discussed above, the Company’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of December 31, 2012 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $3.5 million as of December 31, 2012 and $3.1 million outstanding as of June 30, 2012. The line expires on February 28, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 97% of its product from one principal supplier and its distributors that provide it with credit to finance those purchases.

For the six months ended December 31, 2012, net cash provided by operating activities was $1,867,000, compared to net cash provided by operating activities of $2,362,000. The decrease between periods was due mainly to the decreased profitability of the Company, combined with some offsetting balance sheet changes detailed in the accompanying Consolidated Statements of Cash Flows.

The Company’s ongoing investing activities consist principally of investments in computer and office equipment. In July 2012, the Company acquired IDP for $600,000 in cash, $400,000 in common stock and potential future earnout payments. Purchases of equipment for the six months ended December 31, 2012 increased to $786,000 from $548,000 when compared to the six months ended December 31, 2011, mainly as the result of purchases of software and hardware for the Rand Secure Archive business and normal periodic replacement of computer equipment.

For the six months ended December 31, 2012, net cash provided by financing activities was $170,000 compared to net cash used in financing activities of $1,951,000 during the six months ended December 31, 2011. The difference resulted mainly from a larger net pay down of the line of credit during six months ended December 31, 2011.

The Company had a working capital surplus of $4,497,000 as of December 31, 2012.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2013. The agreement provides for an initial term of twelve months that, subject to certain requirements and termination rights of the parties, automatically renews on an annual basis for two additional twelve-month periods. The agreement designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2012:

Twelve months ending December 31:
2013	$2,536,000
2014	2,153,000
2015	1,706,000
2016	1,064,000
2017	642,000
Thereafter	433,000

Total minimum lease payments	$8,534,000

Capital Leases

The Company has various components of computer equipment that are used in its training facilities and by employees throughout its office locations, much of which is leased. These capital lease obligations totaled $760,000 as of December 31, 2012 with approximately $294,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $124,000 as of December 31, 2012. Future minimum payments consisted of the following at December 31, 2012:

Twelve months ending December 31:
2013	$344,000
2014	303,000
2015	137,000
2016	91,000

Total minimum lease payments	875,000
Less:
Taxes	44,000
Imputed interest	71,000

Present value of future minimum lease payments	$760,000

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2012 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At the Company’s Annual Meeting of Stockholders held on November 7, 2012, the stockholders voted on: (i) the election of seven director nominees (Proposal 1); and (ii) the approval of the Company’s Omnibus Equity Compensation Plan (Proposal 2). These matters were submitted to a vote through the solicitation of proxies. The results of the votes are set forth below:

Proposal 1 - To elect seven individuals to serve as directors of the Company for the ensuing year and until their successors are duly elected and qualified:

	For	Withheld	Abstain	Broker Non- Votes
Richard A. Charpie	47,092,579	242,055	0	0
George M. Davis	46,859,217	475,417	0	0
Marc L. Dulude	47,092,250	242,384	0	0
Peter H. Kamin	47,330,075	4,559	0	0
Suzanne E. MacCormack	47,092,549	242,085	0	0
Manu Parpia	47,330,105	4,529	0	0
Charles D. Yie	47,092,579	242,055	0	0

Proposal 2 - To approve the Omnibus Equity Compensation Plan:

For	Against	Abstain	Broker Non-Votes
46,262,040	784,556	288,038	0

A copy of the Omnibus Equity Compensation Plan, as approved, is filed with this report as Exhibit 10.1.

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

RAND WORLDWIDE, INC.

Date: February 14, 2013	By: /s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By: /s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Rand Worldwide, Inc. Omnibus Equity Compensation Plan†

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications††

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Label Linkbase Document. ††

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ††

†	Filed herewith.
††	Furnished herewith.