Form 10-Q
period 2013-03-31
RAND WORLDWIDE INC
filed 2013-05-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 9, 2013, there were 53,991,259 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2013	2012

Assets
Current assets:
Cash	$1,916,000	$1,680,000
Accounts receivable, less allowance of $285,000 as of March 31, 2013 and $405,000 as of June 30, 2012	19,999,000	18,099,000
Income tax receivable	656,000	281,000
Other receivables	1,256,000	994,000
Inventory	140,000	107,000
Prepaid expenses and other current assets	2,385,000	2,084,000
Deferred tax assets	64,000	78,000

Total current assets	26,416,000	23,323,000

Property and equipment:
Computer software and equipment	8,686,000	8,231,000
Office furniture and equipment	1,991,000	1,974,000
Leasehold improvements	714,000	699,000

	11,391,000	10,904,000
Less accumulated depreciation and amortization	(8,614,000)	(8,193,000)

	2,777,000	2,711,000

Customer list, net of accumulated amortization of $6,509,000 as of March 31, 2013 and $6,105,000 as of June 30, 2012	3,726,000	3,290,000
Goodwill	17,780,000	15,954,000
Trade name, net of accumulated amortization of $1,171,000 as of March 31, 2013 and $945,000 as of June 30, 2012	2,760,000	2,986,000
Deferred income taxes	1,122,000	2,576,000
Other assets	266,000	370,000

Total assets	$54,847,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	June 30,
	2013	2012

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$2,416,000	$3,140,000
Accounts payable and accrued expenses	9,733,000	9,850,000
Accrued compensation and related benefits	1,897,000	1,804,000
Deferred revenue	4,595,000	4,666,000
Obligations under capital leases – current	294,000	290,000

Total current liabilities	18,935,000	19,750,000

Long-term liabilities:
Obligations under capital leases	395,000	614,000
Other long-term liabilities	1,146,000	—

Total liabilities	20,476,000	20,364,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at March 31, 2013 and June 30, 2012, respectively (note 8)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 53,990,589 and 53,493,077 at March 31, 2013 and June 30, 2012, respectively	540,000	535,000
Additional paid-in capital	65,449,000	64,947,000
Accumulated deficit	(32,853,000)	(35,700,000)
Accumulated other comprehensive income	1,231,000	1,060,000

Total stockholders’ equity	34,371,000	30,846,000

Total liabilities and stockholders’ equity	$54,847,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product sales	$13,353,000	$11,324,000
Service revenue	6,255,000	5,206,000
Commission revenue	6,537,000	5,821,000

	26,145,000	22,351,000
Cost of revenue:
Cost of product sales	8,531,000	7,596,000
Cost of service revenue	3,996,000	3,444,000

	12,527,000	11,040,000

Gross margin	13,618,000	11,311,000
Other operating expenses:
Selling, general and administrative	10,221,000	9,091,000
Depreciation and amortization	490,000	432,000

	10,711,000	9,523,000

Operating income	2,907,000	1,788,000
Other expense, net	242,000	79,000

Income before income taxes	2,665,000	1,709,000
Income tax expense	890,000	70,000

Net income	$1,775,000	$1,639,000
Preferred stock dividends	(26,000)	(32,000)

Net income available to common stockholders	$1,749,000	$1,607,000

Income per common share, basic	$0.03	$0.03

Income per common share, diluted	$0.03	$0.03

Shares used in computing income per common share:
Weighted average shares used in computation - basic	53,990,589	52,546,391
Weighted average shares used in computation - diluted	56,489,059	54,710,936

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,775,000	$1,639,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain	18,000	161,000

Comprehensive income	$1,793,000	$1,800,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended March 31,
	2013	2012
Revenues:
Product sales	$35,408,000	$37,370,000
Service revenue	17,134,000	15,265,000
Commission revenue	16,786,000	14,132,000

	69,328,000	66,767,000
Cost of revenue:
Cost of product sales	22,721,000	25,599,000
Cost of service revenue	11,506,000	9,776,000

	34,227,000	35,375,000

Gross margin	35,101,000	31,392,000
Other operating expenses:
Selling, general and administrative	28,669,000	26,439,000
Depreciation and amortization	1,445,000	1,227,000

	30,114,000	27,666,000

Operating income	4,987,000	3,726,000
Other expense, net	347,000	417,000

Income before income taxes	4,640,000	3,309,000
Income tax expense	1,793,000	229,000

Net income	$2,847,000	$3,080,000
Preferred stock dividends	(82,000)	(110,000)

Net income available to common stockholders	$2,765,000	$2,970,000

Income per common share, basic	$0.05	$0.06

Income per common share, diluted	$0.05	$0.05

Shares used in computing income per common share:
Weighted average shares used in computation - basic	53,935,863	52,331,996
Weighted average shares used in computation - diluted	56,349,932	54,545,939

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Nine Months Ended March 31,
	2013	2012
Net income	$2,847,000	$3,080,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	171,000	(139,000)

Comprehensive income	$3,018,000	$2,941,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$2,847,000	$3,080,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	38,000	(77,000)
Depreciation and amortization	1,445,000	1,227,000
Stock-based compensation	189,000	125,000
Deferred income taxes	1,468,000	(1,000)
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	(2,200,000)	3,217,000
Income tax receivable	(375,000)	(271,000)
Inventory	(33,000)	23,000
Prepaid expenses and other current assets	(301,000)	(792,000)
Other assets	104,000	59,000
Accounts payable and accrued expenses	(755,000)	(2,723,000)
Accrued compensation and related benefits	93,000	(958,000)
Deferred revenue	(71,000)	502,000
Other long-term liabilities	101,000	—

Net cash provided by operating activities	2,550,000	3,411,000

Cash flows from investing activities
Purchase of Informative Design Partners, Inc.	(600,000)	—
Net purchases of property and equipment	(829,000)	(679,000)
Purchase of Inlet Technology	—	(1,552,000)

Net cash used in investing activities	(1,429,000)	(2,231,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	55,775,000	84,489,000
Repayment of borrowings under line of credit	(56,499,000)	(86,640,000)
Principal payment on capital lease obligations	(215,000)	(182,000)
Payment of preferred stock dividends	(82,000)	(110,000)
Proceeds from the issuance of common stock to employees	—	39,000

Net cash used in financing activities	(1,021,000)	(2,404,000)
Effect of exchange rate changes on cash	136,000	(62,000)

Net change in cash	236,000	(1,286,000)
Cash - beginning of period	1,680,000	2,631,000

Cash - end of period	$1,916,000	$1,345,000

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

References in these Notes to “Rand Worldwide”, “the Company”, “us”, “we”, and “our” are references to Rand Worldwide, Inc. and, unless the context clearly contemplated otherwise, its consolidated subsidiaries.

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications and ASCENT—Center for Technical Knowledge (“ASCENT”).

The IMAGINiT division is one of the largest value-added resellers of Autodesk, Inc. (“Autodesk”) products in the world, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. IMAGINiT also specializes in computational fluid dynamics analysis consulting and thermal simulation services and sells its own proprietary software products and related services, enhancing its total client solution offerings. IMAGINiT operates from locations across North America, Australia, and Singapore. In January 2013, the Company closed its office in Malaysia and consolidated those operations to Singapore. The closure of the Malaysian office is not expected to have a material impact on the Company’s consolidated operations.

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

Executive management performs its primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 9.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $21,000 and $53,000 during the three months ended March 31, 2013 and 2012, respectively, and approximately $67,000 and $214,000 during the nine months ended March 31, 2013 and 2012, respectively. The Company also paid federal and state income taxes of approximately $40,000 and $84,000 during the three months ended March 31, 2013 and 2012, respectively, and approximately $99,000 and $468,000 during the nine months ended March 31, 2013 and 2012, respectively. Total purchases of property and equipment included non-cash purchases of $0 and $1,051,000 for the nine months ended March 31, 2013 and March 31, 2012, respectively.

In connection with the acquisition of Informative Design Partners on July 31, 2012, the Company paid cash in the amount of $600,000 and issued 497,512 shares of its common stock valued at $400,000.

3. Employee Stock Compensation Plans

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). The Compensation Committee of the Company’s Board of Directors administers the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant, under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries. For the nine months ended March 31, 2013, total stock compensation expense charged against income for the 2002 Option Plan was $189,000. There were no awards granted during the nine months ended March 31, 2013.

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

A summary of stock option activity during the nine months ended March 31, 2013 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2012	3,481,900	$0.76
Granted	—	—
Exercised	—	—
Forfeited	(1,674)	—
Expired	—	—

Outstanding at March 31, 2013	3,480,226	$0.76	$410,000

Exercisable at March 31, 2013	1,215,826	$0.81	$161,000

Weighted-average remaining contractual life	5.2 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2013 ranged from $0.30 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.30 – 0.50	168,446	$0.42	1.7 years	168,446	$0.42	1.7 years
0.51 – 0.75	1,883,920	0.70	8.2 years	540,880	0.69	7.8 years
0.76 – 1.00	1,189,360	0.81	8.2 years	268,000	0.86	4.2 years
1.01 – 1.71	238,500	1.29	3.1 years	238,500	1.29	3.1 years

	3,480,226	0.76	7.6 years	1,215,826	0.81	5.2 years

Assuming that no additional share-based payments are granted after March 31, 2013, $597,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.5 years.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of March 31, 2013 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.4 million as of March 31, 2013 and had $3.1 million outstanding as of June 30, 2012. The credit facility expires on November 30, 2014.

5. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $689,000 and $904,000 as of March 31, 2013 and June 30, 2012, respectively.

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

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of March 31, 2013, 5,576,010 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended March 31, 2013 and 2012, there were 506,497 and 2,317,420 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended March 31, 2013 and 2012, there were 1,397,857 and 488,500 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$1,775,000	$1,639,000
Preferred stock dividends	(26,000)	(32,000)

Net income available to common stockholders	$1,749,000	$1,607,000

Weighted average shares used in computing basic net earnings per share:	53,990,589	52,546,391
Assumed conversion of preferred stock	2,095,784	2,095,784
Effect of outstanding stock options	402,686	68,761

Weighted average shares used in computing diluted net earnings per share:	56,489,059	54,710,936

Earnings per share, basic	$0.03	$0.03

Earnings per share, diluted	$0.03	$0.03

	Nine Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$2,847,000	$3,080,000
Preferred stock dividends	(82,000)	(110,000)

Net income available to common stockholders	$2,765,000	$2,970,000

Weighted average shares used in computing basic net earnings per share:	53,935,863	52,331,996
Assumed conversion of preferred stock	2,095,784	2,095,784
Effect of outstanding stock options	318,285	118,159

Weighted average shares used in computing diluted net earnings per share:	56,349,932	54,545,939

Earnings per share, basic	$0.05	$0.06

Earnings per share, diluted	$0.05	$0.05

8. Preferred Stock

Convertible Preferred Stock

At March 31, 2013, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2013, the conversion rate would yield two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At March 31, 2013, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2013 the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

9. Segment Information

The Company’s operations for the three and nine months ended March 31, 2013 included business in North America, Singapore, Malaysia and Australia. The Company closed its Malaysia office in January 2013. Revenue for any particular geographic region is determined by sales made by the Company to the customers in that particular region. The Company’s chief operating decision maker and CEO evaluates business results based primarily on these geographic regions. The following table illustrates certain financial information about these geographies in the corresponding fiscal periods:

Three Months Ended March 31, 2013

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$12,042,000	$884,000	$427,000	$13,353,000

Service revenue	5,967,000	84,000	204,000	6,255,000

Commission revenue	6,099,000	211,000	227,000	6,537,000

Total revenue	24,108,000	1,179,000	858,000	26,145,000

Cost of revenue-
Cost of product sales	7,471,000	739,000	321,000	8,531,000

Cost of service revenue	3,731,000	84,000	181,000	3,996,000

Total cost of revenue	11,202,000	823,000	502,000	12,527,000

Gross margin	12,906,000	356,000	356,000	13,618,000

Total operating expenses	9,745,000	478,000	488,000	10,711,000

Operating income (loss)	3,161,000	(122,000)	(132,000)	2,907,000

Other expense, net	(196,000)	(52,000)	6,000	(242,000)

Income (loss) before income taxes	$2,965,000	$(174,000)	$(126,000)	$2,665,000

Three Months Ended March 31, 2012

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$10,212,000	$639,000	$473,000	$11,324,000

Service revenue	4,786,000	122,000	298,000	5,206,000

Commission revenue	5,550,000	66,000	205,000	5,821,000

Total revenue	20,548,000	827,000	976,000	22,351,000

Cost of revenue-
Cost of product sales	6,733,000	514,000	349,000	7,596,000

Cost of service revenue	3,209,000	71,000	164,000	3,444,000

Total cost of revenue	9,942,000	585,000	513,000	11,040,000

Gross margin	10,606,000	242,000	463,000	11,311,000

Total operating expenses	8,753,000	294,000	476,000	9,523,000

Operating income (loss)	1,853,000	(52,000)	(13,000)	1,788,000

Other expense, net	(80,000)	(6,000)	7,000	(79,000)

Income (loss) before income taxes	$1,733,000	$(58,000)	$(6,000)	$1,709,000

Nine Months Ended March 31, 2013

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$31,661,000	$2,458,000	$1,289,000	$35,408,000

Service revenue	16,118,000	261,000	755,000	17,134,000

Commission revenue	15,797,000	313,000	676,000	16,786,000

Total revenue	63,576,000	3,032,000	2,720,000	69,328,000

Cost of revenue-

Cost of product sales	19,778,000	2,018,000	925,000	22,721,000

Cost of service revenue	10,689,000	266,000	551,000	11,506,000

Total cost of revenue	30,467,000	2,284,000	1,476,000	34,227,000

Gross margin	33,109,000	748,000	1,244,000	35,101,000

Total operating expenses	27,522,000	1,053,000	1,539,000	30,114,000

Operating income (loss)	5,587,000	(305,000)	(295,000)	4,987,000

Other expense, net	(319,000)	(47,000)	19,000	(347,000)

Income (loss) before income taxes	$5,268,000	$(352,000)	$(276,000)	$4,640,000

Nine Months Ended March 31, 2012

	North America	Singapore/Malaysia	Australia	Total
Revenue-

Product sales	$33,038,000	$2,308,000	$2,024,000	$37,370,000

Service revenue	13,979,000	461,000	825,000	15,265,000

Commission revenue	13,440,000	167,000	525,000	14,132,000

Total revenue	60,457,000	2,936,000	3,374,000	66,767,000

Cost of revenue-

Cost of product sales	22,520,000	1,671,000	1,408,000	25,599,000

Cost of service revenue	8,996,000	349,000	431,000	9,776,000

Total cost of revenue	31,516,000	2,020,000	1,839,000	35,375,000

Gross margin	28,941,000	916,000	1,535,000	31,392,000

Total operating expenses	25,369,000	864,000	1,433,000	27,666,000

Operating income	3,572,000	52,000	102,000	3,726,000

Other expense, net	(405,000)	(29,000)	17,000	(417,000)

Income (loss) before income taxes	$3,167,000	$23,000	$119,000	$3,309,000

	March 31, 2013	June 30, 2012
Long-lived assets
North America	$2,720,000	$2,633,000
Singapore/Malaysia	2,000	10,000
Australia	54,000	68,000

Total	$2,776,000	$2,711,000

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

Overview

Rand Worldwide is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company has operations in offices in the United States, Canada, Australia, and Singapore. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended March 31, 2013 to the three-month period ended March 31, 2012. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2013	2012	% change
Revenues:
Product sales	$13,353,000	$11,324,000	17.9%
Service revenue	6,255,000	5,206,000	20.1%
Commission revenue	6,537,000	5,821,000	12.3%

Total revenues	$26,145,000	$22,351,000	17.0%

Revenues. Total revenues for the three months ended March 31, 2013 increased by $3,794,000, or 17.0%, when compared to the same period in the prior fiscal year.

Product sales increased $2,029,000, or 17.9%, for the three months ended March 31, 2013 when compared to the same period in the prior fiscal year. Product revenues were driven primarily by strong growth in the architectural market, while revenues in the manufacturing market weakened. Sales of the Company’s proprietary products, including Revit Clarity, Scan to BIM and ASCENT courseware, grew significantly over the prior year.

Service revenues increased $1,049,000, or 20.1%, for the three months ended March 31, 2013 when compared with the same period in the prior fiscal year. The increased service revenues included an increase of $545,000 in software development projects, $313,000 in increased service revenues from Rand Secure Archive services, and $183,000 from its CFD consulting business which the Company acquired in August 2012.

Commission revenues increased $716,000, or 12.3%, for the three months ended March 31, 2013 when compared with the same period in the prior fiscal year, the result of increased commission revenues from government sales combined with an increased margin rate earned on Autodesk subscription sales, which are reported net of cost.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2013	2012	% change
Cost of revenue:
Cost of product sales	$8,531,000	$7,596,000	12.3%
Cost of service revenue	3,996,000	3,444,000	16.0%

Total cost of revenue	$12,527,000	$11,040,000	13.5%

Gross margin	$13,618,000	$11,311,000

Cost of revenue. The total cost of revenue increased $1,487,000, or 13.5%, for the three months ended March 31, 2013 when compared to the same period in the prior fiscal year.

Cost of product sales increased 12.3% during the three months ended March 31, 2013 when compared with the same period in the prior fiscal year, while product revenues increased 17.9%. Cost of product sales increased to a lesser extent than product revenues primarily due to increased sales rebates from the Company’s principal supplier, Autodesk. These rebates are recorded as a reduction of cost of product sales. Beginning February 1, 2012, Autodesk ended most of its target-based rebates and began a new volume-based rebate which has resulted in larger rebates for the Company. In addition, sales of the Company’s proprietary products such as Revit Clarity and licenses for ASCENT courseware titles increased significantly over last year, resulting in decreased product cost relative to product revenue as the development costs for such proprietary products were expensed in prior quarters when they were incurred.

Cost of service revenue increased 16.0% for the three months ended March 31, 2013 when compared to the same period in the prior fiscal year, due to the fact that the Company hired additional technical staff, mainly those related to the Company’s recent acquisitions of Informative Design Partners (“IDP”) in July 2012 and Inlet Technology, LLC (“Inlet”) in February 2012 as well as the expansion of the Rand Secure Archive division. Cost of service revenue as a percentage of related revenue decreased to 63.9% during the three months ended March 31, 2013 from 66.2% during the same period in the prior fiscal year as the Company’s overall services productivity increased.

Gross margin. The Company’s overall gross margin percentage of 52.1% for the three months ended March 31, 2013 was higher than the 50.6% gross margin for the same period in the prior fiscal year due primarily to increased vendor rebates in the current quarter combined with higher gross margins in the Company’s services division.

Other Operating Expenses

	Three Months Ended March 31,
	2013	2012	% change
Other operating expenses:
Selling, general and administrative	$10,221,000	$9,091,000	12.4%
Depreciation and amortization	490,000	432,000	13.4%

Total other operating expenses	$10,711,000	$9,523,000	12.5%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,130,000, or 12.4%, for the three months ended March 31, 2013 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 39.1% for the three months ended March 31, 2013, a decrease from 40.7% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of employees related to the Company’s recent acquisitions as well as additional hiring in the Rand Secure Archive division. The increased revenues also resulted in increased sales commissions and performance-based bonuses.

Depreciation and Amortization. Depreciation and amortization expenses increased $58,000, or 13.4%, for the three months ended March 31, 2013 when compared to the same period in the prior fiscal year. The increase was due primarily to the additional depreciation expense associated with hardware and software acquired for the Company’s data archiving division.

Other Expense, Net

	Three Months Ended March 31,
	2013	2012	% change
Other expense, net	$(242,000)	$(79,000)	206.3%

Other Expense, Net. The Company incurred $242,000 in other expense, net, during the three months ended March 31, 2013, compared to $79,000 during the same period in the prior fiscal year. The majority of the increase was due to foreign currency exchange losses of $104,000 during the current fiscal quarter compared to foreign currency exchange gains of $16,000 recorded in the same period in the prior fiscal year.

Income Tax Expense

	Three Months Ended March 31,
	2013	2012	% change
Income tax expense	$890,000	$70,000	1,171.4%

Income Tax Expense. The Company recorded $890,000 of income tax expense during the three months ended March 31, 2013, compared to $70,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 33.4% during the three months ended March 31, 2013, compared to 4.1% during the same period in the prior fiscal year.

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

As of March 31, 2013, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $38.0 million; however, $25.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2013 and 2029. In addition, as of March 31, 2013, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2013 and 2029 for some jurisdictions and may be carried forward indefinitely for other jurisdictions. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

The Company’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Management believes that it has properly recorded the tax expense for the periods under review and expects no material adjustments to the respective returns or to its financial statements.

Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

The following tables set forth a comparison of the Company’s results of operations for the nine-month period ended March 31, 2013 to the nine-month period ended March 31, 2012. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine-month financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2013	2012	% change
Revenues:
Product sales	$35,408,000	$37,370,000	(5.3)%
Service revenue	17,134,000	15,265,000	12.2%
Commission revenue	16,786,000	14,132,000	18.8%

Total revenues	$69,328,000	$66,767,000	3.8%

Revenues. Total revenues for the nine months ended March 31, 2013 increased by $2,561,000, or 3.8%, when compared to the same period in the prior fiscal year.

Product sales decreased $1,962,000, or 5.3%, for the nine months ended March 31, 2013 when compared to the same period in the prior fiscal year. During the prior fiscal year, product sales included a single $700,000 sale in the Company’s Australian operations, while during the current fiscal year the Company’s product sales were lower for the first two quarters, but have improved during the third quarter.

Service revenues increased $1,869,000, or 12.2%, for the nine months ended March 31, 2013 when compared with the same period in the prior fiscal year. The increased service revenue included $703,000 in increased software development projects, $521,000 from its CFD consulting business, and $622,000 in increased data archiving services.

Commission revenues increased $2,654,000, or 18.8%, for the nine months ended March 31, 2013 when compared with the same period in the prior fiscal year. Commission revenues increased due to increased commission on government sales, increased volume of Autodesk subscriptions and improved margin rates on Autodesk subscriptions.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2013	2012	% change
Cost of revenue:
Cost of product sales	$22,721,000	$25,599,000	(11.2)%
Cost of service revenue	11,506,000	9,776,000	17.7%

Total cost of revenue	$34,227,000	$35,375,000	(3.2)%

Gross margin	$35,101,000	$31,392,000

Cost of revenue. The total cost of revenue decreased $1,148,000, or 3.2%, for the nine months ended March 31, 2013 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 11.2% during the nine months ended March 31, 2013 when compared with the same period in the prior fiscal year, while product revenue decreased 5.3%. Cost of product sales decreased to a larger extent than did product revenues primarily due to increased sales rebates from the Company’s principal supplier, Autodesk. Beginning February 1, 2012, Autodesk ended most of its target-based rebates and began a new volume-based rebate which resulted in larger rebates for the Company. Furthermore, sales of proprietary products such as Revit Clarity and licenses for ASCENT courseware titles increased significantly over the prior year, resulting in decreased product cost relative to product revenue as the development costs for such proprietary products were expensed in prior quarters when they were incurred.

Cost of service revenue increased 17.7% for the nine months ended March 31, 2013 when compared to the same period in the prior fiscal year, while service revenues increased 12.2%, as the Company hired additional technical staff, mainly those related to the Company’s recent acquisitions as well as the expansion of the Rand Secure Archive division. Cost of service revenue as a percentage of related revenue increased to 67.2% during the nine months ended March 31, 2012 from 64.0% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage of 50.6% for the nine months ended March 31, 2013 was higher than the 47.0% gross margin for the same period in the prior fiscal year due to increased vendor rebates in the current quarter combined with a positive sales mix and higher service revenues.

Other Operating Expenses

	Nine Months Ended March 31,
	2013	2012	% change
Other operating expenses:
Selling, general and administrative	$28,669,000	$26,439,000	8.4%
Depreciation and amortization	1,445,000	1,227,000	17.8%

Total other operating expenses	$30,114,000	$27,666,000	8.8%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2,230,000, or 8.4%, for the nine months ended March 31, 2013 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 41.4% for the nine months ended March 31, 2013, an increase from 39.6% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of new employees including those related to the Company’s recent acquisitions as well as the expansion of the Rand Secure Archive.

Depreciation and Amortization. Depreciation and amortization expenses increased $218,000, or 17.8%, for the nine months ended March 31, 2013 when compared to the same period in the prior fiscal year. The increase was due primarily to the additional depreciation expense associated with hardware and software acquired for its data archiving division.

Other Expense, Net

	Nine Months Ended March 31,
	2013	2012	% change
Other expense, net	$(347,000)	$(417,000)	(16.8)%

Other Expense, Net. The Company incurred $347,000 in other expense, net, during the nine months ended March 31, 2013, compared to $417,000 during the same period in the prior fiscal year. The majority of the decrease was due to decreased interest expense as a result of lower average borrowing levels and lower interest rates as well as lower foreign currency exchange losses.

Income Tax Expense

	Nine Months Ended March 31,
	2013	2012	% change
Income tax expense	$1,793,000	$229,000	683.0%

Income Tax Expense. The Company recorded $1,793,000 of income tax expense during the nine months ended March 31, 2013, compared to $229,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 38.6% during the nine months ended March 31, 2013, compared to 6.9% during the same period in the prior fiscal year.

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

As of March 31, 2013, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $38.0 million; however, $25.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2013 and 2029. In addition, as of March 31, 2013, the Company had foreign net operating loss carryforwards of approximately $19.6 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2013 and 2029 for some jurisdictions and may be carried forward indefinitely for other jurisdictions. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

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

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of March 31, 2013 was 2.2%. The Company had outstanding borrowings from the bank under its credit line of approximately $2.4 million as of March 31, 2013 and $3.1 million outstanding as of June 30, 2012. The line expires on November 30, 2014.

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

For the nine months ended March 31, 2013, net cash provided by operating activities was $2,550,000, compared to $3,411,000 for the nine months ended March 31, 2012. The decrease between periods was due mainly to increased accounts receivable due to increased revenue, partially offset by changes in accounts payable, accrued compensation and deferred income taxes.

The Company’s ongoing investing activities consist principally of investments in computer and office equipment. In July 2012, the Company acquired IDP for $600,000 in cash, $400,000 in common stock and potential future earnout payments. Purchases of equipment for the nine months ended March 31, 2013 increased to $829,000 from $679,000 when compared to the nine months ended March 31, 2012, mainly as the result of purchases of software and hardware for the Rand Secure Archive business and normal periodic replacement of computer equipment.

For the nine months ended March 31, 2013, net cash used in financing activities was $1,021,000 compared to net cash used in financing activities of $2,404,000 during the nine months ended March 31, 2012. The difference resulted mainly from a larger net pay down of the line of credit during nine months ended March 31, 2012.

The Company had a working capital surplus of $7,481,000 as of March 31, 2013 as compared with $3,573,000 as of June 30, 2012.

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

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2013:

Twelve months ending March 31:
2014	$2,423,000
2015	2,034,000
2016	1,526,000
2017	946,000
2018	525,000
Thereafter	349,000

Total minimum lease payments	$7,803,000

Capital Leases

The Company has various components of computer equipment that are used in its training facilities and by employees throughout its office locations, much of which is leased. These capital lease obligations totaled $689,000 as of March 31, 2013 with approximately $294,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $187,000 as of March 31, 2013. Future minimum payments consisted of the following at March 31, 2013:

Twelve months ending March 31:
2014	$339,000
2015	256,000
2016	136,000
2017	56,000

Total minimum lease payments	787,000
Less:
Taxes	39,000
Imputed interest	59,000

Present value of future minimum lease payments	$689,000

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2013 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

RAND WORLDWIDE, INC.

Date: May 15, 2013	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer †

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer †

32.1	Section 1350 Certifications ††

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Label Linkbase Document. ††

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ††

†	Filed herewith.
††	Furnished herewith.