Form 10-K
period 2013-06-30
RAND WORLDWIDE INC
filed 2013-09-30
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes    No  ☒

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter): $39,953,036.

The number of shares of common stock outstanding as of September 17, 2013 was 54,019,525.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2013 Annual Meeting of Stockholders.

This Annual Report of Rand Worldwide, Inc. on Form 10-K for the year ended June 30, 2013 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Rand Worldwide, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Rand Worldwide, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Rand Worldwide, Inc.’s business or operations. Except as required by applicable laws, Rand Worldwide, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

General

Rand Worldwide, Inc. (“Rand Worldwide”) is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus, Dassault Systèmes and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Rand Worldwide’s sales and service delivery network consists of approximately 250 employees operating out of 49 business offices throughout North America. The Company has an extensive sales database that contains several hundred thousand point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

The Company’s ongoing strategic plan calls for it to leverage the solid core business base that has been established to profitably grow its product and services offerings in the design engineering market space. Concurrently, the Company plans to continue to identify and engage in diverse software and services opportunities through strategic relationship development while taking advantage of its established brand, its geographic footprint and technical expertise to accomplish its objectives. Thus, the strategic plan calls for the Company to target specific product lines that will maximize its Autodesk business, to leverage its market position and core competencies, and to grow the services component of its business. In accordance with its strategic plan, in July 2012, the Company acquired the assets of Informative Design Partners (“IDP”). IDP is a specialty services company in the CFD market and delivers CFD analysis consulting and thermal simulation services that provide design insight, allowing clients to make better informed design decisions.

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company. The dispositions did not have a material impact on the Company’s operations or financial position.

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

Design Automation. More than 91% of product revenues arise from the resale of design software developed by Autodesk for the building design and land development, manufacturing, utilities, and telecommunications industries. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

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

ASCENT Courseware. Through its ASCENT division, the Company is a leading developer and publisher of professional training and knowledge products for engineering software applications. ASCENT courseware is distributed globally through outside distribution channels and its products are used to train thousands of people in the engineering and manufacturing fields around the world each year. ASCENT’s courseware for the Autodesk products has received Autodesk Official Training Guide (AOTG) designation.

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

Rand Worldwide offers training courses in approximately 50 different subjects related to various software solutions offered at 47 training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by over 100 technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

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

While several local and regional competitors exist in the various geographic territories where the Company conducts business, it believes that it has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and that it is one of the largest commercial Autodesk resellers in the United States. Two competitors that could be compared to Rand Worldwide in scale, size, geographical reach, and target markets for the resale of Autodesk products are Tata Technologies Company (“Tata”) and Mensch und Maschine Software SE (“M+M”).

Tata is a systems integrator for design automation products with offices located in 17 countries and has headquarters in the United States, the United Kingdom, and India. While the Company believes that Tata has greater revenues than Rand Worldwide, the Company estimates that the Autodesk portion of Tata’s business is less than the Company’s Autodesk business.

M+M is one of the leading European providers of computer aided design and manufacturing solutions with more than 50 offices located across the world and headquarters in Germany. M+M is the largest European Autodesk value-added reseller; however, the Company believes that M+M’s Autodesk-related business in Europe is comparable to the Company’s Autodesk-related business in North America.

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

Computational Fluid Dynamics. In the CFD market, the Company provides CFD analysis consulting and thermal simulation services to businesses primarily in the AEC and MFG markets. Competitors include local and regional consulting firms as well as software companies which have developed CFD analysis software and provide consulting services.

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

On February 1, 2013, the Company entered into renewable Value Added Reseller Agreements with Autodesk. The renewable agreements have a term of three years but provide targets and set forth rebate programs for a one-year period. Under these agreements, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products. The territories for such authorizations include the authorization to sell various Autodesk products in parts of the United States and in all of Canada. The Company must achieve yearly minimum purchase requirements from the sale of Autodesk’s various software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2013, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $57.2 million.

Customers

The Company currently markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States and Canada. In the fiscal year ended June 30, 2013, the revenues generated by our top 10 customers represented approximately seven percent of consolidated revenues, and no single customer accounted for two percent or more of our consolidated revenues.

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

Employees

At June 30, 2013, the Company had 355 employees, of which 352 are full-time employees including 34 at our Owings Mills, Maryland office and 13 at our Framingham, Massachusetts office, which both constitute our corporate headquarters and house a training facility and some sales and technical personnel. Other employees are located in 47 other offices throughout the United States and Canada. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

ITEM 1B.	RISK FACTORS

This item is not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

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

Domestic Locations	Square Footage	Term
California—Newport Beach	948	10/31/2013
Colorado—Greenwood Village	3,381	7/31/2017
Florida—Maitland	3,425	10/31/2014
Florida—Tampa	4,103	3/31/2014
Illinois— Chicago	2,095	10/31/2017
Illinois—Rolling Meadows	3,440	4/30/2015
Indiana—Indianapolis	1,858	7/31/2018
Iowa—Cedar Rapids	2,456	10/31/2014
Iowa—Des Moines	3,027	8/31/2016
Michigan—Grandville	505	2/28/2014
Michigan—Troy	5,090	3/31/2014
Minnesota—St. Paul	2,725	month to month
Nebraska—Omaha	5,473	month to month
New Hampshire—Bedford	2,843	1/31/2016
New Mexico—Albuquerque	2,490	7/31/2015
New York—Albany	2,027	5/31/2015
New York—Buffalo	1,875	9/30/2016
New York—New York	2,323	11/30/2017
New York—Syracuse	1,280	12/31/2014
North Carolina—Charlotte	2,093	5/31/2016
North Carolina—Huntersville	204	3/31/2014
North Carolina—Huntersville	221	4/30/2014
North Carolina—Morrisville	3,671	11/30/2016
Ohio—Dublin	2,304	8/31/2018
Ohio—Independence	8,493	9/30/2017
Ohio—Toledo	435	9/30/2018
Ohio—Vandalia	1,567	10/31/2016
Oregon—Portland	3,147	10/31/2015
Texas—Houston	2,352	12/31/2014
Texas—Irving	3,238	7/31/2018
Utah—Murray City	2,870	5/31/2015
Virginia—Charlottesville	1,546	2/28/2018
Virginia—Richmond	1,832	9/30/2015
Virginia—Virginia Beach	3,191	3/31/2018
Washington—Seattle	3,621	10/31/2015
Wisconsin—Milwaukee	1,909	4/30/2016

International Locations	Square Footage	Term
Alberta—Calgary, CA	4,239	4/30/2014
Alberta—Edmonton, CA	3,075	month to month
British Columbia—Richmond, CA	2,319	1/31/2017
Manitoba—Winnipeg, CA	1,517	10/31/2017
Nova Scotia—Halifax, CA	1,850	12/31/2014

International Locations	Square Footage	Term
Ontario—Mississauga, CA	12,063	9/30/2019
Ontario—Nepean, CA	955	8/31/2014
Saskatchewan—Regina, CA	280	12/31/2013
Saskatchewan—Saskatoon, CA	3,360	11/30/2015

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

Market Price Data

Rand Worldwide’s common stock is not heavily traded. Trades are affected in privately-negotiated transactions and by certain broker-dealers, who make a market in the common stock through the Over-the-Counter Bulletin Board (the “OTCBB”) . Market information for Rand Worldwide, Inc.’s common stock may be found at the OTCBB’s Internet website, www.otcbb.com, under the symbol “RWWI”. The information contained in or accessed through that website is not part of this Annual Report or incorporated herein by reference. The following table sets forth, to the best knowledge of the Company, the high and low bid quotations per share, rounded to the nearest whole cent, as available through the OTCBB for each quarterly period within the two most recent fiscal years. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions. There may have been additional transactions during these periods of which the Company is not aware.

Period	High	Low
Fiscal Year Ended June 30, 2013
First Quarter	$0.85	$0.67
Second Quarter	0.86	0.68
Third Quarter	0.94	0.70
Fourth Quarter	0.95	0.81

Fiscal Year Ended June 30, 2012
First Quarter	$0.82	$0.68
Second Quarter	0.86	0.63
Third Quarter	0.80	0.57
Fourth Quarter	0.89	0.68

Recent Closing Price

On September 17, 2013, the closing price for our common stock as reported on the OTCBB was $1.02.

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

The Company has outstanding shares of Series D Convertible Preferred Stock (“Series D Stock”) and Series E Convertible Preferred Stock (“Series E Stock”), which are eligible for 10% annual, cumulative dividends. The dividends are payable quarterly as declared by the Board of Directors. These dividends have priority over any declaration or payment of any dividend or other distribution on the common stock and have been paid each quarter.

For the years ended June 30, 2013 and 2012, dividends totaling $109,000 and $137,000, respectively, were paid to the holders of the Series D Stock and Series E Stock.

Number of Stockholders

As of September 12, 2013, there were 1,212 holders of record of the Company’s common stock, 7 holders of Series D Stock, and 25 holders of Series E Stock.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2013, the Company did not purchase any shares of its common stock.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2013, the Company did not sell any unregistered equity securities.

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

Discontinued Operations

During the fourth quarter of its fiscal year ended June 30, 2013, the Company sold its operations in Singapore, Malaysia and Australia. Accordingly, the results of these operations and the gains and losses recognized upon their disposal are considered discontinued operations and are presented separately from the results of the Company’s continuing operations. The results for prior periods have been reclassified to separately present the results of discontinued operations.

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

Revenue from software arrangements is recognized in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985, Software Revenue Recognition. Prior to recognizing any revenue under these arrangements, (1) persuasive evidence of an arrangement must exist, (2) delivery of the software or service must have occurred, (3) all fees must be assessed as fixed or determinable, and (4) all fees must be probable of collection. The Company determines whether criteria (3) and (4) have been satisfied based on its judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of such fee. Revenue recognized in a reporting period could be adversely affected if future changes in conditions related to a transaction cause management to determine these criteria are not met. In the past, it has not been necessary to adjust reported revenues due to changes in conditions, and the Company continues to evaluate current conditions that may affect the nature and timing of our revenue recognition.

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company follows the guidance in FASB ASC 605-25, Multiple-Element Arrangements where we allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

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

Income Taxes- Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against the net deferred tax assets is recorded if based upon the weight of available evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or range of loss can be reasonably estimated. The Company records liabilities for uncertain tax positions in accordance with ASC 740-10, Income Taxes.

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under ASC 350, Goodwill and Other Intangible Assets. ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. At June 30, 2013, management considers the Company to be a single reporting unit; accordingly, all of the goodwill is associated with the entire company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require the Company to write down the value of goodwill and record an expense for an impairment loss. Management’s analysis of the recoverability of goodwill as of June 30, 2013 determined that there was no need for any write downs of its assets.

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

Service Revenue- Rand Worldwide provides services in the form of training, consulting services, software development, custom courseware development, technical support and data archiving solutions to its customers. Rand Worldwide employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its Rand Secure Archive Division.

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of ASC 605, Revenue Recognition.

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

Depreciation and Amortization Expenses- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. Rand Worldwide leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2013 was $846,000 and total depreciation expense for the same period was $1,045,000.

Interest Expense- For the year ended June 30, 2013, interest expense consisted of interest on capital lease obligations and borrowings from lines of credit.

Selected Revenue Information for Years Ended June 30, 2013 and June 30, 2012

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Years ended
	June 30, 2013	June 30, 2012
Revenue:
Product sales	50.7%	54.2%
Service revenue	26.4%	23.5%
Commission revenue	22.9%	22.3%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	31.9%	36.6%
Cost of service revenue	17.6%	15.4%

Total cost of revenue	49.5%	52.0%

Gross margin	50.5%	48.0%

Other operating expenses:
Selling, general and administrative	42.5%	40.3%
Depreciation and amortization	2.3%	1.9%

Total other operating expenses	44.8%	42.2%

Operating income	5.7%	5.8%

Other income (expense):
Interest expense	(0.4)%	(0.4)%
Currency exchange losses	(0.1)%	(0.1)%
Other expense	(0.1)%	(0.1)%

Income from continuing operations before income taxes	5.1%	5.2%

Income tax expense (benefit)	2.0%	(5.0)%

Income from continuing operations	3.1%	10.2%

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Revenue

	Years ended
	June 30, 2013	June 30, 2012	% change
Revenue:
Product sales	$41,869,000	$43,953,000	(4.7)%
Service revenue	21,764,000	19,090,000	14.0%
Commission revenue	18,870,000	18,101,000	4.2%

Total Revenue:	$82,503,000	$81,144,000	1.7%

Revenue: Total revenue for the year ended June 30, 2013 increased by $1.4 million, or 1.7%, when compared to the prior year.

Product sales as reported in the current fiscal year decreased by $2.1 million, or 4.7%, from the levels in the prior year. Product sales of the core Autodesk resale business decreased 6.1%, or $2.5 million, over the prior year, and in response, the Company is focusing its sales efforts and adjusting its compensation plans in an effort to boost its product sales. Despite the overall decrease in product revenue as a result of the Autodesk-related sales, the Company’s ASCENT division grew its product revenues by 15.1%. The Company’s overall gross margins from product sales increased by $1.4 million, or 9.7%, over the prior year. Product margins have increased due to increased sales of the Company’s proprietary products as well as increased sales incentives received from Autodesk.

Service revenues increased $2.7 million, or 14.0%, for the year ended June 30, 2013 when compared those reported for the year ended June 30, 2012. The increased service revenues included an increase of $928,000 in software development projects, $637,000 in increased service revenues from Rand Secure Archive services, and $792,000 from its CFD consulting business which the Company acquired in August 2012. The remaining $343,000 increase in service revenues was primarily training services.

In fiscal year 2013, commission revenues increased $769,000, or 4.2%,. Through a disciplined approach to sales and a heightened attention to customer satisfaction, the Company’s renewal rates on its Autodesk subscriptions are among the highest in the sales channel, allowing for modest year-over-year growth in commission revenues.

Cost of Revenue

	Years ended
	June 30, 2013	June 30, 2012	% change
Cost of revenue:
Cost of product sales	$26,282,000	$29,738,000	(11.6)%
Cost of service revenue	14,540,000	12,479,000	16.5%

Total cost of revenue	$40,822,000	$42,217,000	(3.3)%

Gross margin	$41,681,000	$38,927,000	7.1%

Cost of Revenue: Total cost of revenue decreased by $1.4 million, or 3.3%, for the year ended June 30, 2013 when compared to the year ended June 30, 2012.

Cost of product sales decreased 11.6% while product sales decreased 4.7% over the previous fiscal year. During fiscal year 2013, the Company achieved a significant increase in product margins, with product margin rates increasing from 32.3% to 37.2%. Margins earned on product sales increased $1.4 million, or 9.7%, despite product revenues decreasing 4.7%. Much of the increase in product margins was attributable to increased sales of the Company’s proprietary products including Revit Clarity and licenses for ASCENT courseware. Additional increases in product margins were the result of Autodesk moving from a target-based rebate to a volume-based rebate effective February 2012, which resulted in increased rebates for Rand Worldwide, thus reducing the cost of product sales.

Cost of service revenue increased 16.5%, while service revenue increased by 14.0% over last year due to the fact that the Company hired additional technical staff, mainly those related to the Company’s recent acquisitions of Informative Design Partners (“IDP”) in July 2012 and Inlet Technology, LLC (“Inlet”) in February 2012 as well as the expansion of the Rand Secure Archive division. As a result, cost of service revenue as a percentage of related revenue increased to 66.8% during fiscal year 2013 from 65.4% during the prior fiscal year.

Gross Margin: The Company’s overall gross margin percentage of 50.5% for the year ended June 30, 2013 was higher than the 48.0% gross margin for the previous year due primarily to the increased product margins.

Other Operating Expenses

	Years ended
	June 30, 2013	June 30, 2012	% change
Other operating expenses:
Selling, general and administrative	$35,111,000	$32,692,000	7.4%
Depreciation and amortization	1,891,000	1,533,000	23.4%

Total other operating expenses	$37,002,000	$34,225,000	8.1%

Selling, General and Administrative: Selling, general and administrative expenses increased $2.4 million, or 7.4%, over the prior year. The increase in these expenses was primarily the result of the addition of new employees including those related to the Company’s recent acquisitions as well as the expansion of the Rand Secure Archive division. Marketing costs also increased significantly as the result of the Rand Secure Archive expansion efforts.

Depreciation and Amortization: Depreciation and amortization expenses increased $358,000, or 23.4%, the result of additional depreciation expense associated with hardware and software acquired for the Company’s data archiving division as well as the regularly scheduled replacement of computer equipment.

Other Income (Expense):

	Years ended
	June 30, 2013	June 30, 2012	% change
Other income (expense):
Interest expense	$(304,000)	$(359,000)	(15.3)%
Currency exchange losses	(110,000)	(93,000)	18.3%
Other expense	(62,000)	(26,000)	138.5%

Total other income (expense)	$(476,000)	$(478,000)	(0.4)%

Other Income (Expense): Other income (expense) includes interest expense arising from the Company’s borrowings and recognized foreign exchange gains and losses.

Interest expense for fiscal year 2013 decreased $55,000, or 15.3%, when compared to the prior fiscal year mainly due to a decreased line of credit balance.

The Company incurred $110,000 of currency exchange losses during the year ended June 30, 2013, compared with $93,000 of losses for the year ended June 30, 2012, mainly due to the Canadian Dollar gaining strength relative to the US Dollar.

Income Tax Expense (Benefit)

	Years ended
	June 30, 2013	June 30, 2012	% change
Income tax expense (benefit)	$1,691,000	$(4,049,000)	(141.8)%

Income Tax Expense (Benefit): The Company recorded a tax expense of $1,691,000 for the year ended June 30, 2013 versus an income tax benefit of $4,049,000 for the prior year.

In the prior fiscal year, the Company had a valuation allowance against its net operating loss carryforwards and was able to offset most of its income tax expense against its net operating loss carryforwards. During the quarter ended June 30, 2012, the Company recognized as an asset its U.S. net operating loss carryforwards that it expects will be realizable and, as a result, the Company’s income tax expense is no longer offset against large unrecognized U.S. net operating loss carryforwards. Consequently, income tax expense for fiscal year 2013 was significantly higher.

At June 30, 2013, the Company had US federal net operating loss carryforwards available to reduce future taxable income of approximately $29.9 million, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. Because of this limitation, approximately $23.3 million of net operating losses are expected to expire before being utilized. For tax year June 30, 2013, it is projected that approximately $5.4 million of net operating loss carryforwards will be utilized to offset taxable income.

In addition, at June 30, 2013, the Company had foreign net operating loss carryforwards of approximately $17.4 million available to reduce future taxable income. These carryforwards expire between 2014 and 2031.

As of June 30, 2013, the Company has maintained the valuation allowance of its net deferred tax assets of approximately $5.4 million in the Company’s foreign entities, due to insufficient history of profitable quarters. The United States entities maintain a valuation allowance of $4.3 million due to expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Rand Worldwide’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Preliminary results from the audit indicate that some deductions may be disallowed. The net effect to deferred tax assets and the related valuation allowance cannot be determined at this time. Management believes that it has properly recorded the tax expense for the periods under review and should the results of the audit stand, the Company expects no material adjustments to its financial statements.

Discontinued Operations

	Years ended
	June 30, 2013	June 30, 2012
Income (loss) from discontinued operations, net of tax	$(241,000)	$92,000
Loss on sales of discontinued operations, net of tax	$(370,000)	$—

The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 14. The disposals resulted in a loss of $370,000 that was recognized in the fourth quarter of fiscal year 2013.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings from the bank under its credit line as of June 30, 2013 and had $3.1 million outstanding as of June 30, 2012. The Company has pledged its U.S. trade accounts receivable as collateral against the line of credit. The line expires on November 30, 2014.

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

For the year ended June 30, 2013, net cash provided by operating activities was $4,645,000, compared with cash provided by operating activities of $2,753,000 during the year ended June 30, 2012. The increase in cash provided by operating activities from the year ended June 30, 2013 to the year ended June 30, 2012 was due mainly to increased collections of accounts receivable, partially offset by increased deferred revenues.

Approximately $1,632,000 of cash was used in investing activities during the year ended June 30, 2013 compared to $2,192,000 of cash used in investing activities during the year ended June 30, 2012. The Company used less of its cash for acquitisitions in the current fiscal year compared with the prior year but increased its purchases of property and equipment by $392,000 as compared with the prior year’s levels.

For the year ended June 30, 2013, net cash used in financing activities was $3,534,000 compared to $1,149,000 of net cash used in financing activities during the year ended June 30, 2012. The difference was a result of the Company paying down its outstanding line of credit balance and capital lease obligatons using cash from operating activities during the year ended June 30, 2013.

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

Off Balance Sheet Transactions

The Company is not party to any off-balance sheet transactions as defined in Item 303 of the SEC’s Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2013 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the fiscal year ended June 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2013. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the sections of the definitive Proxy Statement of the Company to be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) entitled, “ELECTION OF DIRECTORS (Proposal 1)”, “EXECUTIVE OFFICERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the sections of the Proxy Statement entitled “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of June 30, 2013, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	3,488,629	$0.77	1,982,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,488,629	$0.77	1,982,000

(1)	This amount represents shares of stock that may be issued under (a) the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate, and (b) the Rand Worldwide, Inc. Omnibus Equity Compensation Plan, which, in addition to stock options, permits the grant of stock awards, stock units, performance units, and other stock-based awards.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2).    List of Financial Statements and Schedules.

(c). Financial Statement Schedule—Schedule II

Rand Worldwide, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended June 30, 2013:
Deducted from assets accounts:
Allowance for doubtful accounts	$405,000	$110,000	$(117,000	)(1)	$(145,000	)(2)	$253,000
Valuation allowance for net deferred tax assets	$11,691,000	$(997,000)	$(449,000	)(3)	$(520,000	)(1)	$9,725,000

Year Ended June 30, 2012:
Deducted from assets accounts:
Allowance for doubtful accounts	$607,000	$(42,000)	$—		$(160,000	)(2)	$405,000
Valuation allowance for net deferred tax assets	$17,362,000	$22,000	$(5,693,000	)(3)	$—		$11,691,000

(1)	Write-off from disposal of foreign subsidiaries
(2)	Uncollectible accounts written off, net of recoveries
(3)	Decrease in valuation allowance, net of temporary differences as discussed in Footnote 10 of the accompanying financial statements

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

RAND WORLDWIDE, INC.

Date: September 30, 2013	By:	/s/ Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Charpie	By:	/s/ Marc L. Dulude
	Director September 30, 2013		Director and Chief Executive Officer (Principal Executive Officer) September 30, 2013

By:	/s/ Peter H. Kamin	By:	/s/ Manu Parpia
	Director September 30, 2013		Director September 30, 2013

By:	/s/ Lawrence Rychlak	By:	/s/ Charles D. Yie
	Director, President and Chief Financial Officer (Principal Financial and Accounting Officer) September 30, 2013		Director September 30, 2013

FINANCIAL STATEMENTS

Rand Worldwide, Inc. and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Rand Worldwide, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective.

September 30, 2013

/s/ Marc L. Dulude	/s/ Lawrence Rychlak
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rand Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Rand Worldwide, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2013. Company management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 30, 2013

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2013	2012
Assets
Current assets:
Cash	$1,214,000	$1,680,000
Accounts receivable, less allowance of $253,000 and $405,000 in 2013 and 2012	13,097,000	18,099,000
Income tax receivable	851,000	281,000
Other receivables	2,227,000	994,000
Inventory	27,000	107,000
Prepaid expenses and other current assets	2,520,000	2,084,000
Deferred tax assets	141,000	78,000

Total current assets	20,077,000	23,323,000

Property and equipment:
Computer software and equipment	8,432,000	8,231,000
Office furniture and equipment	1,900,000	1,974,000
Leasehold improvements	685,000	699,000

	11,017,000	10,904,000
Less accumulated depreciation and amortization	(8,379,000)	(8,193,000)

	2,638,000	2,711,000
Customer list, net of accumulated amortization of $6,648,000 and $6,105,000 in 2013 and 2012	3,586,000	3,290,000
Goodwill	17,700,000	15,954,000
Trade name, net of accumulated amortization of $1,247,000 and $945,000 in 2013 and 2012	2,684,000	2,986,000
Deferred income taxes	1,245,000	2,576,000
Other assets	236,000	370,000

Total assets	$48,166,000	$51,210,000

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,
	2013	2012
Liabilities and stockholders’ equity
Current liabilities:
Borrowings under line of credit	$—	$3,140,000
Accounts payable and accrued expenses	7,458,000	9,850,000
Accrued compensation and related benefits	1,453,000	1,804,000
Deferred revenue	4,255,000	4,666,000
Obligations under capital leases	294,000	290,000

Total current liabilities	13,460,000	19,750,000

Long-term liabilities:
Obligations under capital leases	322,000	614,000
Other long-term liabilities	1,184,000	—

Total liabilities	14,966,000	20,364,000
Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding at June 30, 2013 and June 30, 2012; aggregate liquidation preference of $1,093,000 at June 30, 2013 and June 30, 2012	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 54,000,186 and 53,493,077 at June 30, 2013 and June 30, 2012, respectively	540,000	535,000
Additional paid-in capital	65,497,000	64,947,000
Accumulated deficit	(33,799,000)	(35,700,000)
Accumulated other comprehensive income	958,000	1,060,000

Total stockholders’ equity	33,200,000	$30,846,000

Total liabilities and stockholders’ equity	$48,166,000	$51,210,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended
	June 30, 2013	June 30, 2012
Revenues:
Product sales	$41,869,000	$43,953,000
Service revenue	21,764,000	19,090,000
Commission revenue	18,870,000	18,101,000

Total revenue	82,503,000	81,144,000

Cost of revenue:
Cost of product sales	26,282,000	29,738,000
Cost of service revenue	14,540,000	12,479,000

Total cost of revenue	40,822,000	42,217,000

Gross margin	41,681,000	38,927,000
Other operating expenses:
Selling, general and administrative	35,111,000	32,692,000
Depreciation and amortization	1,891,000	1,533,000

Total operating expenses	37,002,000	34,225,000

Operating income	4,679,000	4,702,000
Other expense:
Interest expense	304,000	359,000
Currency exchange losses	110,000	93,000
Other expense	62,000	26,000

	476,000	478,000

Income from continuing operations before income taxes	4,203,000	4,224,000
Income tax expense (benefit)	1,691,000	(4,049,000)

Income from continuing operations	2,512,000	8,273,000
(Loss) income from discontinued operations, net of tax	(241,000)	92,000
Loss on sale of discontinued operations, net of tax	(370,000)	—

Net income	$1,901,000	$8,365,000

Net income from continuing operations	$2,512,000	$8,273,000
Preferred stock dividends	(109,000)	(137,000)

Net income from continuing operations available to common stockholders	$2,403,000	$8,136,000

Income per common share from continuing operations, basic	$0.04	$0.16
Income per common share from discontinued operations, basic	(0.01)	—

Income per common share, basic	$0.03	$0.16

Income per common share from continuing operations, diluted	$0.04	$0.15
Income per common share from discontinued operations, diluted	(0.01)	—

Income per common share, diluted	$0.03	$0.15

Shares used for computing income per common share:
Weighted average shares used in computation—basic	53,951,438	52,625,538
Weighted average shares used in computation—diluted	55,102,436	54,900,931

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended
	June 30, 2013	June 30, 2012
Net income	$1,901,000	$8,365,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain	(102,000)	(283,000)

Comprehensive income	$1,799,000	$8,082,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2011	1,090,150	$11,000	51,882,678	$519,000	$64,864,000	$(44,065,000)	$1,343,000	$22,672,000
Stock based compensation	—	—	—	—	190,000	—	—	190,000
Preferred stock dividends	—	—	—	—	(137,000)	—	—	(137,000)
Issuance of common stock upon the exercise of options	—	—	84,400	1,000	38,000	—	—	39,000
Conversion of preferred stock into common stock	(704,793)	(7,000)	1,525,999	15,000	(8,000)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(283,000)	(283,000)
Net income	—	—	—	—	—	8,365,000	—	8,365,000

Balance at June 30, 2012	385,357	$4,000	53,493,077	$535,000	$64,947,000	$(35,700,000)	$1,060,000	$30,846,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2012	385,357	$4,000	53,493,077	$535,000	$64,947,000	$(35,700,000)	$1,060,000	$30,846,000
Stock based compensation	—	—	—	—	261,000	—	—	261,000
Preferred stock dividends	—	—	—	—	(109,000)	—	—	(109,000)
Issuance of common stock upon the exercise of options	—	—	9,597	—	3,000	—	—	3,000
Issuance of common stock for acquisition	—	—	497,512	5,000	395,000	—	—	400,000
Foreign currency translation adjustment	—	—	—	—	—	—	(102,000)	(102,000)
Net income	—	—	—	—	—	1,901,000	—	1,901,000

Balance at June 30, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$(33,799,000)	$958,000	$33,200,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$1,901,000	$8,365,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recoveries) expense	110,000	(34,000)
Gain on sale of property and equipment	—	(1,000)
Depreciation and amortization	1,891,000	1,595,000
Stock-based compensation	261,000	190,000
Deferred income taxes	1,268,000	(4,307,000)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,659,000	1,263,000
Income tax receivable	(570,000)	(194,000)
Inventory	80,000	25,000
Prepaid expenses and other current assets	(436,000)	(1,158,000)
Other assets	134,000	33,000
Accounts payable and accrued expenses	(3,030,000)	(3,885,000)
Accrued compensation and related benefits	(351,000)	(651,000)
Deferred revenue	(411,000)	1,512,000
Other long-term liabilities	139,000	—

Net cash provided by operating activities	4,645,000	2,753,000

Cash flows from investing activities
Purchases of property and equipment	(1,032,000)	(640,000)
Purchase of Informative Design Partners	(600,000)	—
Purchase of Inlet Technology, LLC	—	(1,552,000)

Net cash used in by investing activities	(1,632,000)	(2,192,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	63,992,000	103,752,000
Repayment of borrowings under line of credit	(67,132,000)	(104,551,000)
Principal payments on capital lease obligations	(288,000)	(252,000)
Proceeds from issuance of common stock to employees	3,000	39,000
Payment of preferred stock dividends	(109,000)	(137,000)

Net cash used in financing activities	(3,534,000)	(1,149,000)
Effect of exchange rate changes on cash from continuing operations	55,000	(363,000)

Net change in cash	(466,000)	(951,000)
Cash—beginning of year	1,680,000	2,631,000

Cash—end of year	$1,214,000	$1,680,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

When used throughout these notes, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

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

The Company is organized into three divisions: IMAGINiT Technologies (“IMAGINiT”), Enterprise Applications, and ASCENT – Center for Technical Knowledge (“ASCENT”). Executive management performs their primary analyses based upon geographic location and operations by geographic segment are disclosed within Note 16.

The IMAGINiT division is one of the largest value-added resellers of Autodesk, Inc. (“Autodesk”) products in the world, providing Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries. IMAGINiT also specializes in computational fluid dynamics analysis consulting and thermal simulation services and sells its own proprietary software products and related services, enhancing its total client solution offerings. IMAGINiT operates in the United States and Canada.

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services including data governance solutions, facilities management solutions and 3DExperience products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU. Enterprise Applications also specializes in training solutions for Dassault Systèmes and PTC products including Pro/ENGINEER, CREO, and Windchill.

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with ASC 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill is subject to annual impairment tests or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The carrying amount of goodwill was $17,700,000 and $15,954,000 as of June 30, 2013 and 2012, respectively.

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

The Company earns a fixed rebate from its primary supplier, Autodesk, for its qualifying renewal subscriptions, which increase gross profits and the corresponding commission revenues on such sales. The rebates on renewal subscriptions are paid monthly and are accrued in accordance with ASC 605-50, Customer Payments and Incentives¸ in the month the underlying sales are posted .

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

Multiple-Element Arrangements

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company follows ASC 605-25, Multiple-Element Arrangements. We allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

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

Product Returns

The Company’s arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. As of June 30, 2013 and June 30, 2012, the Company had no reserve recorded for product returns because such returns have been insignificant.

Shipping and Handling Fees

The Company records as revenue any amounts billed to customers for shipping and handling costs, and it records as cost of revenue its actual shipping costs incurred.

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

Advertising and Marketing Costs

The Company’s marketing activities performed and executed over the course of the year include public relations, tradeshows, email campaigns, social media, website development and enhancement, marketing automation initiatives, virtual events, advertising and promotions as well as ongoing branding efforts. The Company receives funding from its primary vendor, Autodesk, which offsets a portion of the costs incurred for marketing and advertising. Marketing and advertising costs are expensed as incurred, net of vendor funding and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, were immaterial for the years ended June 30, 2013 and June 30, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and foreign currency translation adjustments. During the years ended June 30, 2013 and June 30, 2012, unrealized foreign currency translation losses of $102,000 and $283,000, respectively, were recorded in accumulated other comprehensive income within stockholders’ equity.

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

In addition, for the years ended June 30, 2013 and June 30, 2012, realized currency transaction losses from operations of $110,000 and $93,000, respectively, were recorded in the statement of operations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to confirm to the current year presentation.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $81,000 and $236,000, and paid federal and state taxes of approximately $124,000 and $503,000, respectively, for the years ended June 30, 2013 and June 30, 2012. Total cash purchases of property and equipment were approximately $1,032,000 and $640,000, respectively, for the years ended June 30, 2013 and June 30, 2012. Total non-cash purchases of property and equipment were $1,051,000 for the year ended June 30, 2012. There were no non-cash purchases of property and equipment for the year ended June 30, 2013.

In connection with the acquisition of Informative Design Partners on July 31, 2012, the Company issued 497,512 shares of its common stock for $400,000.

3. Business Combinations

Acquisition of Informative Design Partners

On March 1, 2012, the Company acquired all of the net assets of Inlet Technology, LLC (“Inlet”) a Virginia Beach-based value added reseller. The purchase price was $1,300,000, plus a post-closing adjustment of $252,000 for increases in the working capital level since the previous balance sheet date. The purchase price and working capital adjustment were paid in cash. Goodwill of $794,000 and other intangible assets of $480,000 were recorded as a results of this acquisition. The goodwill represents the results of expected synergies from combining the operations of the acquired business with the Company’s operation and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to the Company’s consolidated balance sheets and results of operations.

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

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings from the bank under its credit line as of June 30, 2013 and had $3.1 million outstanding as of June 30, 2012. The Company has pledged its U.S. trade accounts receivable as collateral against the line of credit. The line expires on November 30, 2014.

5. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2013 and 2012:

	June 30
	2013	2012
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 384,495 shares outstanding at June 30, 2013 and 2012; aggregate liquidation preference of $231,000 at June 30, 2013 and 2012,	$4,000	$4,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 862 shares outstanding at June 30, 2013 and 2012; aggregate liquidation preference of $862,000 at June 30, 2013 and 2012, respectively	—	—

Total Preferred Stock	$4,000	$4,000

Convertible Preferred Stock

At June 30, 2003, the Company had issued and outstanding 172,008 shares of Series C Convertible Preferred Stock (the “Series C shares”). On December 31, 2003, the Series C shares were converted into 484,487 shares of newly authorized Series D Convertible Preferred Stock (the “Series D shares”). In 2004, the Company issued 813,050 shares of Series D Convertible Preferred Stock for cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. At June 30, 2013 and 2012, 384,495 shares of Series D Convertible Preferred Stock were outstanding with the following terms:

Redemption Feature- The Series D shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The 2010 merger with pre-merger Rand Worldwide did not trigger any redemption provisions of the Series D shares. Any director who holds shares of Series D is not eligible to vote on the proposed business combination. The redemption price is $0.30 (upon conversion) per share plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

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

In July 2005, the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. At June 30, 2013 and 2012, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

Redemption Feature- The Series E shares are redeemable in the event that the Company is engaged in a business combination that is approved by the Board of Directors and subsequently submitted and approved by a vote of the Company’s stockholders. The 2010 merger with pre-merger Rand Worldwide did not trigger any redemption provisions of the Series E shares. Any director who holds shares of Series E is not eligible to vote on the proposed business combination. The redemption price is $0.65 per share (upon conversion) plus an amount equal to all declared and unpaid dividends accrued on such shares since the original issue date.

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2013, the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

6. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through equity compensation plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of June 30, 2013 and 2012, 5,584,413 and 5,577,684 shares of common stock, respectively, were issuable upon the conversion or exercise of options and preferred stock. For the years ended June 30, 2013 and 2012, there were 1,850,651 and 1,427,860 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The following summarizes the computations of basic and diluted earnings per common share:

	Years ended
	June 30, 2013	June 30, 2012
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$2,512,000	$8,273,000
Income (loss) from discontinued operations, net of tax	(241,000)	92,000
Loss on disposition of discontinued operations, net of tax	(370,000)	—

Net income	1,901,000	8,365,000

Net income from continuing operations	2,512,000	8,273,000
Payment of preferred stock dividends	(109,000)	(137,000)

Net income from continuing operations available to common stockholders	$2,403,000	$8,136,000

Weighted average shares used in computing basic net earnings per share:	53,951,438	52,625,538
Assumed conversion of preferred stock	769,630	2,095,784
Effect of outstanding stock options	381,368	179,609

Weighted average shares used in computing diluted net earnings per share:	55,102,436	54,900,931

Earnings per common share from continuing operations, basic	$0.04	$0.16
Earnings (loss) per common share from discontinued operations, basic	(0.01)	—

Earnings per common share, basic	$0.03	$0.16

Earnings per common share from continuing operations, basic	$0.04	$0.15
Earnings (loss) per common share from discontinued operations, basic	(0.01)	—

Earnings per common share, diluted	$0.03	$0.15

7. Intangible Assets

The following is a summary of the carrying amount, accumulated amortization and the resulting net book value of intangible assets:

June 30, 2013

	Carrying amount	Accumulated amortization	Net book value
Customer list	$10,234,000	$6,648,000	$3,586,000
Trade name	3,931,000	1,247,000	2,684,000
Intellectual property	1,324,000	1,324,000	—

Total intangible assets	$15,489,000	$9,219,000	$6,270,000

June 30, 2012

	Carrying amount	Accumulated amortization	Net book value
Customer list	$9,395,000	$6,105,000	$3,290,000
Trade name	3,931,000	945,000	2,986,000
Intellectual property	1,324,000	1,324,000	—

Total intangible assets	$14,650,000	$8,374,000	$6,276,000

Amortization expense for intangible assets for the years ended June 30, 2013 and June 30, 2012 were $845,000 and $678,000, respectively. Future estimated amortization expense for intangibles assets is as follows: $828,000 in 2014, $807,000 in 2015, $778,000 in 2016, $735,000 in 2017, $433,000 in 2018 and $2,690,000 thereafter.

8. Director and Employee Stock Compensation Plans

Employee Stock Option Plans

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

The Company recorded and included in selling, general and administrative expenses, $261,000 and $190,000 of stock compensation expense for the years ended June 30, 2013 and June 30, 2012.

The following are the assumptions made in computing the fair value of stock-based awards:

	Year Ended June 30 2013	Year Ended June 30 2012
Average risk-free interest rate	0.72% – 2.22%	0.72% – 2.22%
Dividend yield	0%	0%
Expected life	5 – 6.25 years	5 – 6.25 years
Expected volatility	.50 – .56	.50 – .56
Weighted average fair value of granted options	$ 0.60	$ 0.39

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

A summary of stock option activity during the year ended June 30, 2013 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2012	3,481,900	$0.76
Granted	18,000	0.94
Exercised	(9,597)	0.30
Forfeited	(1,674)	0.30

Outstanding at June 30, 2013	3,488,629	$0.77	$151,000

Exercisable at June 30, 2013	1,900,252	$0.78	$118,000

Weighted-average remaining contractual life	6.1 Years

The aggregate intrinsic value of options exercised was $4,000 and $23,400 during the years ended June 30, 2013 and 2012, respectively.

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2013 ranged from $0.30 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$ 0.30 – 0.50	158,852	$0.43	1.3 years	158,852	$0.43	1.3 years
0.60 – 0.75	1,883,920	0.70	7.7 years	986,560	0.69	7.6 years
0.76 – 0.94	1,207,357	0.81	7.8 years	516,340	0.83	6.2 years
1.05 – 1.71	238,500	1.29	2.6 years	238,500	1.29	2.6 years

	3,488,629			1,900,252

Assuming that no additional share-based payments are granted after June 30, 2013, $535,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The Board of Directors of Rand Worldwide Inc. (then, Avatech Solutions, Inc.) adopted, and its stockholders subsequently approved, the Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 2,000,000 shares of common stock are reserved for issuance. Effective January 1, 2011, the plan was suspended.

As of June 30, 2013, there was no liability for employees’ ESPP withholdings, as all shares of common stock purchased under the ESPP had been issued.

Restricted Stock Award Plan

In May 2003, the Board of Directors of Rand Worldwide, Inc. (then, Avatech Solutions, Inc.) adopted, and its stockholders subsequently approved, the Avatech Solutions, Inc. Restricted Stock Award Plan, which was amended and restated on August 23, 2005 (the “Stock Plan”). Officers, directors, key employees and consultants of the Company are eligible to receive stock awards under the Stock Plan, but employees and consultants may receive grants only if they already are stockholders or hold options to purchase shares of common stock at the time of grant. Vesting for restricted stock awards granted under the Stock Plan may vary, but awards will generally vest based on continued service of the recipient or achievement of specific performance goals. The Company has reserved a total of 1,200,000 shares of common stock for issuance under the Stock Plan and 193,921 shares were available for future issuance as of June 30, 2013.

9. Shares Reserved for Future Issuance

At June 30, 2013, the Company has reserved 1,982,000 shares of common stock for future issuance upon the exercise of stock options granted under the Stock Option Plan, the exercise of outstanding common stock purchase warrants, the vesting of restricted stock awards, purchases under the ESPP and the conversion of Series D Stock, and Series E Stock.

10. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years ended
	June 30, 2013	June 30, 2012
Domestic	$3,671,000	$3,265,000
Foreign	532,000	959,000

Total	$4,203,000	$4,224,000

The components of the income tax provision (benefit) are as follows:

	Years ended
	June 30, 2013	June 30, 2012
Federal tax	$1,447,000	$(4,193,000)
State tax	244,000	144,000

Total	$1,691,000	$(4,049,000)

	Years ended
	June 30, 2013	June 30, 2012
Current	$354,000	$258,000
Deferred	1,337,000	(4,307,000)

Total	$1,691,000	$(4,049,000)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended
	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$10,717,000	$13,606,000
Capital loss carryforwards	1,674,000	1,674,000
Accrued expenses	185,000	154,000
Expenses not currently deductible	154,000	152,000
Excess of book over tax depreciation	49,000	99,000
Excess of book over tax amortization	602,000	607,000
Deferred revenue	2,000	2,000
Foreign tax benefit	82,000	—

Total deferred tax assets	13,465,000	16,294,000

Deferred tax liabilities:
Customer list	2,333,000	2,435,000
Other liabilities	21,000	35,000

Total deferred tax liabilities	2,354,000	2,470,000

Deferred tax assets, net of liabilities	11,111,000	13,824,000
Valuation allowance	(9,725,000)	(11,170,000)

Net deferred tax asset	$1,386,000	$2,654,000

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Years ended
	June 30, 2013	June 30, 2012
Expected federal income tax expense (benefit) from continuing operations at 34%	$1,429,000	$1,436,000
Expenses not deductible for income tax purposes	159,000	182,000
Amendment of prior year return	(67,000)	11,000
Taxable income from divestiture of foreign subs	260,000	—
State income taxes, net of federal benefit	161,000	122,000
Change in valuation allowance for deferred tax assets	(251,000)	(5,800,000)

Income tax expense (benefit)	$1,691,000	$(4,049,000)

The Company recorded tax expense (benefit) of $1,691,000 and $(4,049,000) for the years ended June 30, 2013 and June 30, 2012, respectively.

At June 30, 2013, the Company had US federal net operating loss carryforwards available to reduce future taxable income of approximately $29.9 million, a portion of which may be limited as to annual utilization under Internal Revenue Code Section 382. Because of this limitation, approximately $23.3 million of net operating losses are expected to expire before being utilized. For tax year June 30, 2013 it is projected that approximately $5.4 million of net operating loss carryforwards will be utilized to offset taxable income.

In addition, at June 30, 2013, the Company had foreign net operating loss carryforwards of approximately $17.4 million available to reduce future taxable income. These carryforwards expire between 2014 and 2031.

As of June 30, 2013, the Company has maintained the valuation allowance of its net deferred tax assets of approximately $5.4 million in the Company’s foreign entities, due to insufficient history of profitable quarters. The United States entities maintain a valuation allowance of $4.3 million due to expiration of net operating losses carryforward prior to utilization, capital losses and state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Rand Worldwide’s Canadian Subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Preliminary results from the audit indicate that some deductions may be disallowed. The net effect to deferred tax assets and the related valuation allowance cannot be determined at this time. Management believes that it has properly recorded the tax expense for the periods under review and should the results of the audit stand, the Company expects no material adjustments to its financial statements.

11. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019, and generally do not contain significant renewal options. Rent expense under operating leases for the years ended June 30, 2013 and June 30, 2012 was $2.2 million and $2.8 million, respectively. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2013:

Year ending June 30:
2014	$2,434,000
2015	2,058,000
2016	1,459,000
2017	970,000
2018	531,000
Thereafter	298,000

Total minimum lease payments	$7,750,000

Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $616,000 as of June 30, 2013, with approximately $294,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $249,000 as of June 30, 2013. Future minimum payments consisted of the following at June 30, 2013:

Year ending June 30:
2014	$335,000
2015	209,000
2016	136,000
2017	22,000

Total minimum lease payments	702,000
Less:
Taxes	36,000
Imputed interest	50,000

Present value of future minimum lease payments	$616,000

Litigation

The Company is party to various litigation matters that management considers routine and incidental to the Company’s business. As of June 30, 2013 and June 30, 2012, the Company had accrued no material amounts related to these matters.

Guarantees

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lenders in connection with the Term Loan; lessors in connection with facility leases; customers in relation to the performance of services; vendors in connection with guarantees of expenses incurred by employees in the normal course of business; former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies; vendors or principals in connection with performance under asset or share purchase and sale agreements and performance under credit facilities and other agreements of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. In addition, the Company is party to a guarantee with its largest vendor, Autodesk, in relation to all of the Company’s subsidiaries’ obligations to Autodesk. The Company has recorded no accrued liability related to these Agreements, based on its historical experience and information known as of June 30, 2013.

12. Employee Benefit Plans

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company, or its wholly-owned subsidiaries, who have completed three months of service. Participants may elect a pre-tax payroll deduction up to IRS maximums. As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan year ended December 31, 2012. The Company also has a retirement savings plan (“RSP”) that covers substantially all Canadian-based employees of the Company and its wholly-owned subsidiaries. Upon hire, participants may elect a pre-tax payroll deduction, subject to limitations as prescribed by the Canadian Revenue Agency. The RSP provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants who have completed 12 months of service. The total amount recorded by the Company as expense, under both plans, during the years ended June 30, 2013 and June 30, 2012 was approximately $787,000 and $683,000, respectively.

13. Significant Supplier

Approximately 97% of the Company’s inventory purchases for the years ended June 30, 2013 and 2012 were from one vendor and its distributors, and approximately 89% and 91%, respectively, of accounts payable at June 30, 2013 and 2012 were due to this vendor and its distributors. Approximately 96% of the Company’s total product revenues are related to this supplier’s products. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2013. The agreement has a term of three years and designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

14. Discontinued Operations

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company. The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Years ended
	June 30, 2013	June 30, 2012
Revenues	$7,281,000	$8,233,000
(Loss) income from discontinued operations, net of tax	(241,000)	92,000
Loss on sale or disposition of discontinued operations, net of tax	370,000	—

15. Liquidity and Capital Resources

The Company had a working capital surplus of $6,617,000 and $3,573,000 as of June 30, 2013 and June 30, 2012, respectively.

16. Segment Information

The Company’s chief operating decision maker, the Chief Executive Officer, performs primary analyses based upon geographic location and operations by geographic segment. The Company’s operations included business in North America, Singapore/Malaysia and Australia. During the fourth quarter of fiscal year 2013, the Company disposed of two of the three geographic segments, therefore leaving only one segment with continuing operations, the results of which are reported in the Consolidated Statement of Operations.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among Avatech Solutions, Inc., ASRW Acquisition Sub, Inc., Rand Worldwide, Inc. and RWWI Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vii)	Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.1(xvi)	Certificate of Amendment of Restated Certificate of Incorporation of Avatech Solutions, Inc., changing Avatech’s name to Rand Worldwide, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by Rand Worldwide, Inc. on May 16, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

4.2	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Rand Worldwide, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quartered ended December 31, 2012 filed by Rand Worldwide, Inc. on February 14, 2013)

10.10	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.11	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 4, 2011)

10.12	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Employment Agreement between Robert F. Heeg and Rand Worldwide, Inc. dated May 16, 2008 (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K of Rand Worldwide, Inc. filed on September 28, 2011)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.15	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.16	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.17	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.18	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.19	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.20	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.21	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.22	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 20, 2010)

10.23	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.25 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.24	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.25	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.26	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.27	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 31, 2010 by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on January 5, 2011)

10.28	Committed Line of Credit Note, dated as of February 28, 2012, issued by Rand Worldwide, Inc. and Rand A Technology Corp. to the order of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.29	Financing and Security Agreement, dated as of February 28, 2012, by and among PNC Bank, National Association, Rand Worldwide, Inc. and Rand A Technology Corp (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.30	Form of Guaranty and Security Agreement, dated as of February 28, 2012, by Rand Worldwide Subsidiary, Inc. and Rand Worldwide Foreign Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.31	Loan Document Modification Agreement dated April 12, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 12, 2013)

10.32	Autodesk Authorized Value Added Reseller Agreement between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc, dated February 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on September 6, 2013)

10.33	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.34	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

23.1	Consent of Stegman & Company (filed herewith)

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

101.INS	XBRL Instance Document. (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document. (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (furnished herewith)