Form 10-Q
period 2013-09-30
RAND WORLDWIDE INC
filed 2013-11-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 8, 2013, there were 54,092,427 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2013	2013

Assets
Current assets:
Cash	$1,090,000	$1,214,000
Accounts receivable, less allowance of $205,000 as of September 30, 2013 and $253,000 as of June 30, 2013	11,838,000	13,097,000
Income tax receivable	1,156,000	851,000
Note receivable – discontinued operations	374,000	—
Other receivables	1,437,000	2,227,000
Inventory	114,000	27,000
Prepaid expenses and other current assets	2,423,000	2,520,000
Deferred tax assets	149,000	141,000

Total current assets	18,581,000	20,077,000

Property and equipment:
Computer software and equipment	8,738,000	8,432,000
Office furniture and equipment	1,916,000	1,900,000
Leasehold improvements	686,000	685,000

	11,340,000	11,017,000
Less accumulated depreciation and amortization	(8,688,000)	(8,379,000)

	2,652,000	2,638,000

Customer list, net of accumulated amortization of $6,779,000 as of September 30, 2013 and $6,648,000 as of June 30, 2013	3,455,000	3,586,000
Goodwill	17,733,000	17,700,000
Trade name, net of accumulated amortization of $1,322,000 as of September 30, 2013 and $1,247,000 as of June 30, 2013	2,609,000	2,684,000
Deferred income taxes	1,362,000	1,245,000
Other assets	232,000	236,000

Total assets	$46,624,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	June 30,
	2013	2013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,702,000	$7,458,000
Accrued compensation and related benefits	1,497,000	1,453,000
Deferred revenue	3,999,000	4,255,000
Obligations under capital leases	295,000	294,000

Total current liabilities	12,493,000	13,460,000

Long-term liabilities:
Obligations under capital leases	249,000	322,000
Other long-term liabilities	842,000	1,184,000

Total liabilities	13,584,000	14,966,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at September 30, 2013 and June 30, 2013 (note 10)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 54,019,585 and 54,000,186 at September 30, 2013 and June 30, 2013, respectively	540,000	540,000
Additional paid-in capital	65,565,000	65,497,000
Accumulated deficit	(34,075,000)	(33,799,000)
Accumulated other comprehensive income	1,006,000	958,000

Total stockholders’ equity	33,040,000	33,200,000

Total liabilities and stockholders’ equity	$46,624,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues:
Product sales	$9,733,000	$10,050,000
Service revenue	5,125,000	4,960,000
Commission revenue	3,686,000	4,342,000

	18,544,000	19,352,000
Cost of revenue:
Cost of product sales	6,249,000	6,194,000
Cost of service revenue	3,763,000	3,445,000

	10,012,000	9,639,000

Gross margin	8,532,000	9,713,000
Other operating expenses:
Selling, general and administrative	8,627,000	8,387,000
Depreciation and amortization	467,000	423,000

	9,094,000	8,810,000

Operating (loss) income	(562,000)	903,000
Other expense, net	(7,000)	(29,000)

(Loss) income from continuing operations before income taxes	(569,000)	874,000
Income tax benefit (expense)	293,000	(341,000)

(Loss) income from continuing operations	(276,000)	533,000
Income from discontinued operations, net of tax	—	43,000

Net (loss) income	$(276,000)	$576,000

Net (loss) income from continuing operations	$(276,000)	$533,000
Preferred stock dividends	(28,000)	(28,000)

Net (loss) income from continuing operations available to common stockholders	$(304,000)	$505,000

(Loss) income per common share, basic	$(0.01)	$0.01

(Loss) income per common share, diluted	$(0.01)	$0.01

Shares used in computing income per common share:
Weighted average shares used in computation – basic	54,004,743	53,821,435
Weighted average shares used in computation – diluted	54,004,743	54,890,749

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2013	2012
Net (loss) income	$(276,000)	$576,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain	47,000	195,000

Comprehensive (loss) income	$(229,000)	$771,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$(33,799,000)	$958,000	$33,200,000

Vesting of stock options granted to employees					83,000			83,000
Preferred stock dividends					(28,000)			(28,000)
Issuance of common stock upon the exercise of stock options			19,399		13,000			13,000
Foreign currency translation adjustment							48,000	48,000
Net loss for the three months ended September 30, 2013						(276,000)		(276,000)

Balance at September 30, 2013	385,357	$4,000	54,019,585	$540,000	$65,565,000	$(34,075,000)	$1,006,000	$33,040,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(276,000)	$576,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	67,000	33,000
Depreciation and amortization	467,000	433,000
Stock-based compensation	83,000	63,000
Deferred income taxes	(125,000)	366,000
Changes in operating assets and liabilities net of those acquired:
Accounts receivable and other receivables	1,608,000	5,802,000
Income tax receivable	(305,000)	(368,000)
Inventory	(87,000)	(49,000)
Prepaid expenses and other current assets	97,000	71,000
Other assets	4,000	31,000
Accounts payable and accrued expenses	(756,000)	(3,414,000)
Accrued compensation and related benefits	44,000	(409,000)
Deferred revenue	(256,000)	(576,000)
Other long-term liabilities	(342,000)	—

Net cash provided by operating activities	223,000	2,559,000

Cash flows from investing activities
Purchases of property and equipment	(245,000)	(704,000)
Purchase of Informative Design Partners, Inc.	—	(600,000)

Net cash used in by investing activities	(245,000)	(1,304,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	17,997,000	17,581,000
Repayment of borrowings under line of credit	(17,997,000)	(18,286,000)
Payments of obligations under capital leases	(72,000)	(71,000)
Proceeds from the issuance of common stock to employees	13,000	—
Payment of preferred stock dividends	(28,000)	(28,000)

Net cash used in financing activities	(87,000)	(804,000)
Effect of exchange rate changes on cash	(15,000)	161,000

Net change in cash	(124,000)	612,000
Cash – beginning of period	1,214,000	1,680,000

Cash – end of period	$1,090,000	$2,292,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

Rand Worldwide Inc. (“Rand Worldwide”) is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to corporations, government agencies and educational institutions worldwide.

References in these Notes to “Rand Worldwide”, “the Company”, “us”, “we”, “our” are references to Rand Worldwide, Inc. and, unless the context clearly contemplates otherwise, its consolidated subsidiaries.

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

Prior to the quarter ended September 30, 2013, management performed its primary segment analysis based upon geographic location and operations by geographic segment. The Company’s operations included business in North America, Singapore/Malaysia and Australia. During the fourth quarter of fiscal year 2013, the Company disposed of two of the three geographic segments, therefore leaving only one segment with continuing operations. As a result of those dispositions, management considers the Company’s operations to be one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year or any future interim period.

The books of the Company are maintained in United States dollars and this is the Company’s functional reporting currency. Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

•	Monetary items are recorded at the rate of exchange prevailing at the balance sheet date;

•	Non-monetary items including equity are recorded at the historical rate of exchange; and

•	Revenues and expenses are recorded at the period average in which the transaction occurred.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

2.	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11(“ASU 2013-11”), Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments of ASU 2013-11 are not expected to have a material impact on the Company’s consolidated financial statements.

3.	Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $12,000 and $24,000 during the three months ended September 30, 2013 and 2012, respectively. The Company also paid federal and state income taxes of approximately $7,000 and $0 during the three months ended September 30, 2013 and 2012, respectively.

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

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). The Compensation Committee of the Company’s Board of Directors administers the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant, under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries. For the three months ended September 30, 2013 and September 30, 2012, total stock compensation expense recorded in selling, general and administrative expenses was $83,000 and $63,000, respectively.

The following are the assumptions made in computing the fair value of stock-based awards granted for the three months ended September 30, 2013:

Average risk-free interest rate	2.031%
Dividend yield	0%
Expected term	10.0 years
Average expected volatility	0.50
Weighted average per share fair value of granted options	$0.49

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

A summary of stock option activity during the three months ended September 30, 2013 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2013	3,488,629	$0.77
Granted	891,360	$0.98
Exercised	(19,339)	$0.67
Forfeited	(416,006)	$0.83
Expired	—	—

Outstanding at September 30, 2013	3,944,644	$0.81	$151,449

Exercisable at September 30, 2013	1,862,910	$0.79	$117,856

Weighted-average remaining contractual life of shares outstanding	7.4 Years

Weighted-average remaining contractual life of shares exercisable	5.8 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2013 ranged from $0.30 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.30 – 0.50	157,513	$0.43	1.0 years	157,513	$0.43	1.0 years
0.60 – 0.71	1,720,645	0.70	7.4 years	962,560	0.69	7.3 years
0.76 – 0.94	1,827,989	0.88	8.5 years	504,340	0.83	5.9 years
1.05 – 1.71	238,497	1.29	2.4 years	238,497	1.29	2.4 years

	3,944,644			1,862,910

Assuming that no additional share-based payments are granted after September 30, 2013, $748,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.8 years.

6.	Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of September 30, 2013 was 2.2%. The Company had no outstanding borrowings from the bank under its credit line of as of September 30, 2013 or June 30, 2013. The line expires on November 30, 2014.

7.	Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $544,000 and $616,000 as of September 30, 2013 and June 30, 2013, respectively.

8.	Income Taxes

Income taxes are accounted for under the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against the net deferred tax assets is recorded if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or range of loss can be reasonably estimated.

The Company continues to maintain a valuation allowance on the entirety of its U.S. capital loss carryforwards, foreign net operating loss carryforwards, and a portion of its federal and state net operating loss carryforwards due to uncertainty about its ability to utilize such carryforwards.

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

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on earnings (loss) per share during loss periods. As of September 30, 2013, 6,040,428 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2013 and 2012, there were 6,040,428 and 2,724,011 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings (loss) per common share for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Numerator for basic and diluted earnings per share:
Net (loss) income from continuing operations	$(276,000)	$533,000
Income from discontinued operations, net of tax	—	43,000

Net (loss) income	(276,000)	576,000

Net (loss) income from continuing operations	(276,000)	533,000
Payment of preferred stock dividends	(28,000)	(28,000)

Net (loss) income available to common stockholders	$(304,000)	$505,000

Weighted average shares used in computing basic net earnings per share:	54,004,743	53,821,435
Effect of dilutive securities	—	1,069,314

Weighted average shares used in computing diluted net earnings per share:	54,004,743	54,890,749

Income per common share, basic	$(0.01)	$0.01

Income per common share, diluted	$(0.01)	$0.01

10.	Preferred Stock

Convertible Preferred Stock

At September 30, 2013 and 2012, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature – The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2013, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At September 30, 2013 and 2012, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature – The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2013 the conversion rate would yield approximately 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company. The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Three Months Ended September 30,
	2013	2012
Revenues	$—	$2,249,000
Income from discontinued operations, net of tax	—	43,000

12.	Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at September 30, 2013:

Twelve months ending September 30:
2014	$4,812,000
2015	2,049,000
2016	1,361,000
2017	920,000
2018	423,000
Thereafter	230,000

Total minimum lease payments	$9,795,000

13.	Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $544,000 as of September 30, 2013 with approximately $295,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $62,000 as of September 30, 2013. Future minimum payments consisted of the following at September 30, 2013:

Twelve months ending September 30:
2014	$330,000
2015	161,000
2016	125,000

Total minimum lease payments	616,000
Less:
Taxes	32,000
Imputed interest	40,000

Present value of future minimum lease payments	$544,000

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

Overview

Rand Worldwide is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, facilities management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. The Company is globally diversified with offices in the United States and Canada. During the quarter ended June 30, 2013, the Company disposed of its operations in Australia, Malaysia and Singapore. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Inc. (“Autodesk”), Archibus and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Service Revenue – The Company provides services in the form of project-focused software implementations, training, consulting services, software development, software customization, data migration, supplemental design staffing, drawing digitization, symbol library development, custom courseware development, technical support and hosted data archiving solutions to its customers. The Company employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its Rand Secure Archive Division.

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 605.

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

Selling, General and Administrative Expense – Selling, general and administrative expenses consist primarily of compensation and other expenses associated with the Company’s sales force, management,

finance, human resources, and information systems. Advertising and public relations expenses and expenses for facilities, such as rent and utilities, are also included in selling, general and administrative expenses.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following tables set forth a comparison of the Company’s results of operations for the three-month periods ended September 30, 2013 and September 30, 2012. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2013	2012	% change
Revenues:
Product sales	$9,733,000	$10,050,000	(3.2)%
Service revenue	5,125,000	4,960,000	3.3%
Commission revenue	3,686,000	4,342,000	(15.1)%

Total revenues	$18,544,000	$19,352,000	(4.2)%

Revenues. Total revenues for the three months ended September 30, 2013 decreased by $808,000, or 4.2%, when compared to the same period of the prior year. During the current fiscal quarter the Company has responded to weakening sales by implementing significant changes to its sales organization. These changes included hiring new talent into recently-vacated sales management positions and promoting top-performing managers into key leadership positions. The Company expects that the new management team will help restore the revenue growth that the Company has historically experienced.

Product sales decreased $317,000, or 3.2%, for the three months ended September 30, 2013 when compared to the same period of the prior year. In response, the Company has recently refocused its sales efforts and adjusted its compensation plans in an effort to boost its product sales.

Service revenues increased $165,000, or 3.3%, mainly as the result of increased data archiving services as the Company has made progress in developing its Rand Secure Archive business.

Commission revenues decreased $656,000, or 15.1%, for the three months ended September 30, 2013 over the same period of the prior year. During the prior fiscal year, several large customers renewed their Autodesk subscription contracts for three-year terms, taking advantage of discounted pricing offered on multi-year renewals. Since that time, Autodesk steeply reduced its discounts on multi-year subscription renewals, resulting in fewer multi-year renewals and more customers opting for one-year renewal terms, and therefore a temporary reduction in commission revenues.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2013	2012	% change
Cost of revenue:
Cost of product sales	$6,249,000	$6,194,000	0.9%
Cost of service revenue	3,763,000	3,445,000	9.2%

Total cost of revenue	$10,012,000	$9,639,000	3.9%

Gross margin	$8,532,000	$9,713,000

Cost of revenue. The total cost of revenue increased $373,000, or 3.9%, for the three months ended September 30, 2013 when compared to the same period of the prior fiscal year.

Cost of product sales increased 0.9% while product revenue decreased 3.2%. During the prior fiscal year, the Company achieved vendor rebates on its government sales, which it has not achieved thus far during the current fiscal year, resulting in increased costs relative to revenues. Additionally, margins on product sales deteriorated slightly due to increased competitive pressures.

Cost of service revenue increased 9.2%, while service revenues increased 3.3%. The cost increases consist mainly of increased royalties relating to the Rand Secure Archive and Dassault training services, both of which outpaced their corresponding revenue growth. Cost of service revenue as a percentage of service revenue increased from 69.5% to 73.4% for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage decreased from 50.2% to 46.0% mainly due to the decreased commission revenues and the overall revenue mix.

Other Operating Expenses

	Three Months Ended September 30,
	2013	2012	% change
Other operating expenses:
Selling, general and administrative	$8,627,000	$8,387,000	2.9%
Depreciation and amortization	467,000	423,000	10.4%

Total other operating expenses	$9,094,000	$8,810,000	3.2%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 2.9% for the three months ended September 30, 2013 over the same period of the prior fiscal year. Selling, general and administrative expense as a percentage of total revenues increased from 43.3% for the three months ended September 30, 2013 to 46.5% for the three months ended September 30, 2012. The increased expenses were the result of a one-time severance charge of $273,000 incurred in connection with the departure of an executive during the three-month period ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization expenses increased $44,000, or 10.4%, for the three months ended September 30, 2013 over the same period of the prior fiscal year. The increase was due primarily to the additional depreciation expense associated with hardware and software acquired for its data archiving division.

Other Expense, net

	Three Months Ended September 30,
	2013	2012	% Change
Other expense, net	$(7,000)	$(29,000)	(75.9)%

Other Expense, net. The Company incurred $7,000 in other expense, net, during the three months ended September 30, 2013 versus $29,000 during the same period of the prior fiscal year. The decrease was primarily due to decreased interest expense as a result of lower average borrowing levels, as well as higher foreign currency exchange gains.

Income Tax Benefit (Expense)

	Three Months Ended September 30,
	2013	2012	% Change
Income tax benefit (expense)	$293,000	$(341,000)	(185.9)%

Income Tax Benefit (Expense). The Company recorded an income tax benefit of $293,000 during the three months ended September 30, 2013, versus $341,000 in income tax expense during the same period of the prior fiscal year.

During the quarter ended September 30, 2013, the Company utilized state net operating loss carryforwards, which reduced the valuation allowance placed on state net operating losses. In addition, federal tax was calculated under the Alternative Minimum Tax, which allowed some additional tax deductions and resulted in a lower tax liability.

At September 30, 2013, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $30.0 million, however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. In addition, at September 30, 2013, the Company had foreign net operating loss carryforwards of approximately $17.0 million available to reduce future taxable income, resulting in net deferred tax assets of $5.4 million. The carryforwards expire between 2014 and 2031.

As of September 30, 2013, the Company maintained a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations. The United States entities maintain a valuation allowance of $4.3 million due to expiration of net operating losses carryforward prior to utilization, capital losses and state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Rand Worldwide’s Canadian subsidiary, Rand A Technology Corporation, is currently being audited by the Canada Revenue Agency for tax years 2005 through 2009. Results from the audit indicate that some deductions were disallowed, however, the increase in taxable net income in the years under review were offset by net operating loss carryforwards that were available during those years. The net effect to deferred tax assets and the related valuation allowance is not expected to be material. Management believes that it has properly recorded the tax expense for the periods under review.

Discontinued Operations

	Three Months Ended September 30,
	2013	2012
Income from discontinued operations, net of tax	$—	$43,000

Discontinued Operations. The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 11. The disposals resulted in income of $43,000 for the three months ended September 30, 2012, which has been included in discontinued operations in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of September 30, 2013 was 2.2%. The Company had no outstanding borrowings from the bank under its credit line of as of September 30, 2013 or June 30, 2013. The line expires on November 30, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 96% of its product from one principal supplier that provides it with credit to finance those purchases.

For the three months ended September 30, 2013, net cash provided by operating activities was $223,000, compared with net cash provided by operating activities of $2,559,000 during the three months ended September 30, 2012. The decrease in cash provided by operating activities was due mainly to decreased collections in accounts receivable and decreased profitability of the Company, partially offset by decreased reductions of accounts payable.

The Company’s ongoing investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment decreased from $704,000 to $245,000 mainly due to decreased purchases of software and hardware for the Rand Secure Archive business.

Net cash used in financing activities was $87,000 for the three months ended September 30, 2013 compared to $804,000 for the same period of the prior fiscal year. The difference resulted mainly from a larger net pay down of the line of credit during the first quarter of the prior fiscal year.

The Company had a working capital surplus of $6,088,000 as of September 30, 2013.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2013 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

RAND WORLDWIDE, INC.

Date: November 14, 2013	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Form of Incentive Option Agreement under the Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Rand Worldwide, Inc.’s Current Report on Form 8-K, filed on September 4, 2013)

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications†

101.INS	XBRL Instance Document. †

101.SCH	XBRL Taxonomy Extension Schema Document. †

101.CAL	XBRL Taxonomy Calculation Linkbase Document. †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	XBRL Taxonomy Label Linkbase Document. †

101.PRE	XBRL Taxonomy Presentation Linkbase Document. †

†	Filed herewith.