Form 10-Q
period 2013-12-31
RAND WORLDWIDE INC
filed 2014-02-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Rand Worldwide, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

161 Worcester Road, Suite 401, Framingham, MA	01701
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 7, 2014, there were 54,248,446 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash	$3,260,000	$1,214,000
Accounts receivable, less allowance of $206,000 as of December 31, 2013 and $253,000 as of June 30, 2013	20,441,000	13,097,000
Income tax receivable	1,101,000	851,000
Other receivables	994,000	2,227,000
Inventory	145,000	27,000
Prepaid expenses and other current assets	2,260,000	2,520,000
Deferred tax assets	95,000	141,000

Total current assets	28,296,000	20,077,000

Property and equipment:
Computer software and equipment	8,573,000	8,432,000
Office furniture and equipment	1,679,000	1,900,000
Leasehold improvements	651,000	685,000

	10,903,000	11,017,000
Less accumulated depreciation and amortization	(8,172,000)	(8,379,000)

	2,731,000	2,638,000

Customer list, net of accumulated amortization of $6,910,000 as of December 31, 2013 and $6,648,000 as of June 30, 2013	3,324,000	3,586,000
Goodwill	17,675,000	17,700,000
Trade name, net of accumulated amortization of $1,398,000 as of December 31, 2013 and $1,247,000 as of June 30, 2013	2,533,000	2,684,000
Deferred income taxes Other assets	623,000 228,000	1,245,000236,000

Total assets	$55,410,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	December 31, 2013	June 30, 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,404,000	$7,458,000
Accrued compensation and related benefits	1,863,000	1,453,000
Deferred revenue	4,465,000	4,255,000
Obligations under capital leases	269,000	294,000

Total current liabilities	20,001,000	13,460,000

Long-term liabilities:
Obligations under capital leases	210,000	322,000
Other long-term liabilities	868,000	1,184,000

Total liabilities	21,079,000	14,966,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at December 31, 2013 and June 30, 2013, respectively (note 8)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 54,248,446 and 54,000,186 at December 31, 2013 and June 30, 2013, respectively	543,000	540,000
Additional paid-in capital	65,764,000	65,497,000
Accumulated deficit	(32,890,000)	(33,799,000)
Accumulated other comprehensive income	910,000	958,000

Total stockholders’ equity	34,331,000	33,200,000

Total liabilities and stockholders’ equity	$55,410,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2013	2012
Revenues:
Product sales	$13,229,000	$9,569,000
Service revenue	5,630,000	5,191,000
Commission revenue	5,603,000	5,356,000

	24,462,000	20,116,000

Cost of revenue:
Cost of product sales	8,509,000	6,113,000
Cost of service revenue	3,888,000	3,513,000

	12,397,000	9,626,000

Gross margin	12,065,000	10,490,000
Other operating expenses:
Selling, general and administrative	8,884,000	8,616,000
Depreciation and amortization	474,000	509,000

	9,358,000	9,125,000

Operating income	2,707,000	1,365,000
Other expense, net	(212,000)	(94,000)

Income from continuing operations before income taxes	2,495,000	1,271,000
Income tax expense	(936,000)	(555,000)

Income from continuing operations	1,559,000	716,000
Loss on sale of discontinued operations, net of tax	(374,000)	—
Loss from discontinued operations, net of tax	—	(220,000)

Net income	1,185,000	496,000
Preferred stock dividends	(27,000)	(28,000)

Net income available to common stockholders	$1,158,000	$468,000

Earnings (loss) per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.03	$0.01
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common shareholders – basic	$0.02	$0.01

Earnings (loss) per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.03	$0.01
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common shareholders – diluted	$0.02	$0.01

Shares used in computing income per common share:
Weighted average shares used in computation – basic	54,099,998	53,990,589
Weighted average shares used in computation – diluted	56,955,741	55,040,285

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,
	2013	2012
Net income	$1,185,000	$496,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation loss	(95,000)	(42,000)

Comprehensive income	$1,090,000	$454,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Six Months Ended December 31,
	2013	2012
Revenues:
Product sales	$22,962,000	$19,619,000
Service revenue	10,755,000	10,151,000
Commission revenue	9,288,000	9,698,000

	43,005,000	39,468,000

Cost of revenue:
Cost of product sales	14,759,000	12,306,000
Cost of service revenue	7,650,000	6,958,000

	22,409,000	19,264,000

Gross margin	20,596,000	20,204,000
Other operating expenses:
Selling, general and administrative	17,509,000	17,162,000
Depreciation and amortization	941,000	932,000

	18,450,000	18,094,000

Operating income	2,146,000	2,110,000
Other expense, net	(219,000)	(123,000)

Income from continuing operations before income taxes	1,927,000	1,987,000
Income tax expense	(644,000)	(897,000)

Income from continuing operations	1,283,000	1,090,000
Loss on sale of discontinued operations, net of tax	(374,000)	—
Loss from discontinued operations, net of tax	—	(18,000)

Net income	909,000	1,072,000
Preferred stock dividends	(55,000)	(56,000)

Net income available to common stockholders	$854,000	$1,016,000

Earnings (loss) per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.02	$0.02
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common shareholders – basic	$0.01	$0.02

Earnings (loss) per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.02	$0.02
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common shareholders – diluted	$0.01	$0.02

Shares used in computing income per common share:
Weighted average shares used in computation – basic	54,052,138	53,906,012
Weighted average shares used in computation – diluted	55,522,027	54,955,708

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Six Months Ended December 31,
	2013	2012
Net income	$909,000	$1,072,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation (loss) gain	(48,000)	153,000

Comprehensive income	$861,000	$1,225,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$(33,799,000)	$958,000	$33,200,000
Vesting of stock options granted to employees					159,000			159,000
Preferred stock dividends					(55,000)			(55,000)
Issuance of common stock upon the exercise of stock options			248,260	3,000	163,000			166,000
Foreign currency translation adjustment							(48,000)	(48,000)
Net income for the six months ended December 31, 2013						909,000		909,000

Balance at December 31, 2013	385,357	$4,000	54,248,446	$543,000	$65,764,000	$(33,890,000)	$910,000	$34,331,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$909,000	$1,072,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	99,000	(10,000)
Depreciation and amortization	941,000	955,000
Stock-based compensation	159,000	126,000
Deferred income taxes	668,000	738,000
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	(6,210,000)	439,000
Income tax receivable	(250,000)	(359,000)
Inventory	(118,000)	(17,000)
Prepaid expenses and other current assets	260,000	(399,000)
Other assets	8,000	46,000
Accounts payable and accrued expenses	5,946,000	(923,000)
Accrued compensation and related benefits	410,000	(191,000)
Deferred revenue	210,000	326,000
Other long-term liabilities	(316,000)	64,000

Net cash provided by operating activities	2,716,000	1,867,000

Cash flows from investing activities
Net purchases of property and equipment	(629,000)	(786,000)
Purchase of Informative Design Partners, Inc.	—	(600,000)

Net cash used in investing activities	(629,000)	(1,386,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	34,018,000	37,019,000
Repayment of borrowings under line of credit	(34,018,000)	(36,649,000)
Principal payment on capital lease obligations	(137,000)	(144,000)
Payment of preferred stock dividends	(55,000)	(56,000)
Proceeds from the issuance of common stock to employees	166,000	—

Net cash (used in) provided by financing activities	(26,000)	170,000
Effect of exchange rate changes on cash	(15,000)	96,000

Net change in cash	2,046,000	747,000
Cash – beginning of period	1,214,000	1,680,000

Cash – end of period	$3,260,000	$2,427,000

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

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services including data governance solutions, facilities management solutions and 3DExperience products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU. Enterprise Applications also specializes in training solutions for Dassault Systèmes and PTC products including Pro/ENGINEER, CREO, and Windchill. In December 2013, the Rand Secure Archive division within Enterprise Applications expanded its range of data governance solutions with the addition of data backup. To reflect this evolution beyond data archiving and eDiscovery, this division has changed its name to Rand Secure Data.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $11,000 and $22,000 during the three months ended December 31, 2013 and 2012, respectively, and approximately $23,000 and $46,000 during the six months ended December 31, 2013 and 2012, respectively. The Company also paid federal and state income taxes of approximately $77,000 and $59,000 during the three months ended December 31, 2013 and 2012, respectively, and approximately $84,000 and $59,000 during the six months ended December 31, 2013 and 2012, respectively.

In connection with the acquisition of Informative Design Partners on July 31, 2012, the Company paid cash in the amount of $600,000 and issued 497,512 shares of its common stock valued at $400,000.

3. Employee Stock Compensation Plans

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). The Compensation Committee of the Company’s Board of Directors administers the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries at an exercise price of not less than the fair market value of the common stock on the date of grant. For the six months ended December 31, 2013 and December 31, 2012, total stock compensation expense recorded in selling, general and administrative expenses was $159,000 and $126,000, respectively.

The following are the assumptions made in computing the fair value of stock-based awards granted for the six months ended December 31, 2013:

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

A summary of stock option activity during the six months ended December 31, 2013 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2013	3,488,629	$0.77
Granted	966,360	0.98
Exercised	(248,260)	0.67
Forfeited	(416,006)	0.83
Expired	(31,108)	0.30

Outstanding at December 31, 2013	3,759,615	$0.82	$241,025

Exercisable at December 31, 2013	1,587,884	$0.81	$126,342

Weighted-average remaining contractual life of shares outstanding	7.3 Years

Weighted-average remaining contractual life of shares exercisable	5.5 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2013 ranged from $0.50 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.50 – 0.50	100,000	$0.50	1.4 years	100,000	$0.50	1.4 years
0.51 – 0.75	1,552,945	0.70	7.2 years	794,860	0.69	7.0 years
0.76 – 1.00	1,868,170	0.89	8.3 years	454,521	0.83	5.6 years
1.01 – 1.71	238,500	1.29	2.1 years	238,503	1.29	2.1 years

	3,759,615	0.82	7.3 years	1,587,884	0.81	5.5 years

Assuming that no additional share-based payments are granted after December 31, 2013, $751,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.4 years.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of December 31, 2013 was 2.2%. The Company had no outstanding borrowings from the bank under its credit line of as of December 31, 2013 or June 30, 2013. The line expires on November 30, 2014.

5. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $479,000 and $616,000 as of December 31, 2013 and June 30, 2013, respectively.

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

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of December 31, 2013, 5,855,399 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended December 31, 2013 and 2012, there were 238,500 and 2,724,011 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended December 31, 2013 and 2012, there were 1,639,654 and 2,724,011 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,559,000	$716,000
Preferred stock dividends	(27,000)	(28,000)

Net income from continuing operations available to common stockholders	1,532,000	688,000
Loss from discontinued operations, net of tax	—	(220,000)
Loss on sale of discontinued operations, net of tax	(374,000)	—

Net income available to common stockholders	$1,158,000	$468,000

Weighted average shares used in computing basic net income per share:	54,099,997	53,990,589
Assumed conversion of preferred stock	2,095,784	769,630
Effect of outstanding stock options	759,960	280,066

Weighted average shares used in computing diluted net income per share:	56,955,741	55,040,285

Earnings (loss) per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.03	$0.01
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common stockholders – basic	$0.02	$0.01

Earnings (loss) per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.03	$0.01
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common stockholders – diluted	$0.02	$0.01

	Six Months Ended December 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,283,000	$1,090,000
Preferred stock dividends	(55,000)	(56,000)

Net income from continuing operations available to common stockholders	1,228,000	1,034,000
Loss from discontinued operations, net of tax	—	(18,000)
Loss on sale of discontinued operations, net of tax	(374,000)	—

Net income available to common stockholders	$854,000	$1,016,000

Weighted average shares used in computing basic net income per share:	54,052,138	53,906,012
Assumed conversion of preferred stock	769,630	769,630
Effect of outstanding stock options	700,259	280,066

Weighted average shares used in computing diluted net income per share:	55,522,027	54,955,708

Earnings (loss) per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.02	$0.02
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common stockholders – basic	$0.01	$0.02

Earnings (loss) per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.02	$0.02
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common stockholders – diluted	$0.01	$0.02

8. Preferred Stock

Convertible Preferred Stock

At December 31, 2013, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2013, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At December 31, 2013, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of December 31, 2013 the conversion rate would yield approximately 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

9. Discontinued Operations

During the fourth fiscal quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company. The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Revenues	$—	$1,465,000	$—	$3,714,000
Loss on sale of discontinued operations, net of tax	374,000	—	374,000	—
Loss from discontinued operations, net of tax	—	220,000	—	18,000

10. Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2019 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2013:

Twelve months ending December 31:
2014	$2,427,000
2015	1,962,000
2016	1,329,000
2017	895,000
2018	431,000
Thereafter	396,000

Total minimum lease payments	$7,440,000

11. Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $479,000 as of December 31, 2013 with approximately $269,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $124,000 as of December 31, 2013. Future minimum payments consisted of the following at December 31, 2013:

Twelve months ending December 31:
2014	$294,000
2015	138,000
2016	92,000

Total minimum lease payments	524,000
Less:
Taxes	26,000
Imputed interest	19,000

Present value of future minimum lease payments	$479,000

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

Overview

Rand Worldwide, Inc. (“Rand Worldwide”) is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, data backup, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus, Dassault Systèmes and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk 2D and 3D computer aided design software for customers in the mechanical, architectural and civil engineering sectors, as well as visualization and animation technology to companies in the media and entertainment industry;

•	Autodesk data management software;

•	3DExperience products from Dassault Systèmes including the V5 and V6 platforms of CATIA, ENOVIA, SIMULIA, DELMIA, and DMU;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector;

•	ASCENT internally developed courseware for a variety of engineering applications; and

•	Autonomy data archiving solutions

Service Revenue- The Company provides services in the form of project-focused software implementations, training, consulting services, software development, software customization, data migration, supplemental design staffing, drawing digitization, symbol library development, custom courseware development, technical support and hosted data archiving solutions to its customers. The Company employs a technical staff of over 100 personnel associated with these types of services. The Company also offers support and implementation services to complement the data archive solutions provided and sold through its Rand Secure Data Division.

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605.

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

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended December 31, 2013 to the three-month period ended December 31, 2012. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2013	2012	% change
Revenues:
Product sales	$13,229,000	$9,569,000	38.2%
Service revenue	5,630,000	5,191,000	8.5%
Commission revenue	5,603,000	5,356,000	4.6%

Total revenues	$24,462,000	$20,116,000	21.6%

Revenues. Total revenues for the three months ended December 31, 2013 increased by $4,346,000, or 21.6%, when compared to the same period in the prior fiscal year.

Product sales increased $3,660,000, or 38.2%, for the three months ended December 31, 2013 when compared to the same period in the prior fiscal year. $3.2 million of the increased product revenue was the result of a single large sale. The Company had several other notable year-over-year revenue improvements, including an increase of $104,000, or 130%, of internally-developed products, and an increase of ASCENT courseware sales of $101,000, or 16.5%. Additionally, after establishing a new reseller arrangement with Dassault Systèmes during the summer of 2013, product sales from the Company’s Rand 3D division have increased by $60,000.

Service revenues increased $439,000, or 8.5%, for the three months ended December 31, 2013 when compared with the same period in the prior fiscal year. Service revenues have increased compared to the same period in the prior fiscal year across all divisions but particularly within the Facilities Management division whose service revenues increased $105,000, or 34.7%, and the CFD division whose revenues increased $86,000, or 50.1%.

Commission revenues increased $247,000, or 4.6%, for the three months ended December 31, 2013 when compared with the same period in the prior fiscal year. Commission revenues increased primarily due to one very large subscription renewal that occurred during the three months ended December 31, 2013.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2013	2012	% change
Cost of revenue:
Cost of product sales	$8,509,000	$6,113,000	39.2%
Cost of service revenue	3,888,000	3,513,000	10.7%

Total cost of revenue	$12,397,000	$9,626,000	28.8%

Gross margin	$12,065,000	$10,490,000

Cost of revenue. The total cost of revenue increased $2,771,000, or 28.8%, for the three months ended December 31, 2013 when compared to the same period in the prior fiscal year.

Cost of product sales increased 39.2% during the three months ended December 31, 2013 when compared with the same period in the prior fiscal year, while product revenues increased 38.2%. Cost of product sales increased to a larger extent than did product revenues primarily due to decreased sales rebates from the Company’s principal supplier, Autodesk, because the Company had a single large product sale of $3.2 million which did not qualify for a supplier rebate, thus slightly lowering the average product margin rate.

Cost of service revenue increased 10.7% for the three months ended December 31, 2013 when compared to the same period in the prior fiscal year, while service revenues increased 8.5%. Salaries increased due to added technical staff, including filling vacant positions on the Imaginit services team and expanding the Rand Secure Data division. Royalties relating to the Rand Secure Data and Dassault training services increased at a faster pace than their corresponding revenue growth. Additionally, the Company had a large services project which involved significantly more subcontracted services than usual resulting in a temporary increase in the cost of service revenue. Cost of service revenue as a percentage of related revenue increased to 69.1% during the three months ended December 31, 2013 from 67.7% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage decreased to 49.3% from 52.1% for the three months ended December 31, 2013 when compared with the same period in the prior fiscal year. The Company had a large sale which was primarily comprised of new products. This sale did not qualify for any supplier rebates and, due to its size, adjusted the overall revenue mix that the Company realized for the quarter. Both of these factors served to reduce the reported gross margin percentage.

Other Operating Expenses

	Three Months Ended December 31,
	2013	2012	% change
Other operating expenses:
Selling, general and administrative	$8,884,000	$8,616,000	3.1%
Depreciation and amortization	474,000	509,000	(6.9)%

Total other operating expenses	$9,358,000	$9,125,000	2.6%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $268,000, or 3.1%, for the three months ended December 31, 2013 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 36.3% for the three months ended December 31, 2013, a decrease from 42.8% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of additional commission expense due to the increased revenues.

Depreciation and Amortization. Depreciation and amortization expenses decreased $35,000, or 6.9%, for the three months ended December 31, 2013 when compared to the same period in the prior fiscal year. The decrease was due primarily to less amortization expense taken on intangible assets due to the use of a declining method of amortization on certain intangible assets.

Other Expense, Net

	Three Months Ended December 31,
	2013	2012	% change
Other expense, net	$(212,000)	$(94,000)	125.5%

Other Expense, Net. The Company incurred $212,000 in other expense, net, during the three months ended December 31, 2013, compared to $94,000 during the same period in the prior fiscal year. The increase was due to an increase in foreign currency exchange losses, partially offset by decreased interest expense.

Income Tax Expense

	Three Months Ended December 31,
	2013	2012	% change
Income tax expense	$(936,000)	$(555,000)	68.6%

Income Tax Expense. The Company recorded $936,000 of income tax expense during the three months ended December 31, 2013, compared to $555,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 38% for the three months ended December 31, 2013, compared to 39% for the same period in the prior fiscal year.

As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.3 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2014 and 2029. In addition, as of December 31, 2013, the Company had foreign net operating loss carryforwards of approximately $17 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2014 and 2031. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

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

Discontinued Operations

	Three Months Ended December 31,
	2013	2012
Loss on sale of discontinued operations, net of tax	$374,000	$—
Loss from discontinued operations, net of tax	$—	$220,000

Discontinued Operations. The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 9. The disposals resulted in a loss of $220,000 for the three months ended December 31, 2012, which has been included in discontinued operations in the Consolidated Statements of Operations.

Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

The following tables set forth a comparison of the Company’s results of operations for the six-month period ended December 31, 2013 to the six-month period ended December 31, 2012. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The six-month financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2013	2012	% change
Revenues:
Product sales	$22,962,000	$19,619,000	17.0%
Service revenue	10,755,000	10,151,000	6.0%
Commission revenue	9,288,000	9,698,000	(4.2)%

Total revenues	$43,005,000	$39,468,000	9.0%

Revenues. Total revenues for the six months ended December 31, 2013 increased by $3,537,000, or 9.0%, when compared to the same period in the prior fiscal year.

Product sales increased $3,343,000, or 17.0%, for the six months ended December 31, 2013 when compared to the same period in the prior fiscal year. $3.2 million of the increased product revenue was the result of a single large sale. Additionally, after establishing a new reseller arrangement with Dassault Systèmes during the summer of 2013, product sales from the Company’s Rand 3D division have increased $395,000.

Service revenues increased $604,000, or 6.0%, for the six months ended December 31, 2013 when compared with the same period in the prior fiscal year. Service revenues have increased compared to the same period in the prior fiscal year across all divisions, with much of the increases the result of large consulting projects performed during the six months ended December 31, 2013.

Commission revenues decreased $410,000, or 4.2%, for the six months ended December 31, 2013 when compared with the same period in the prior fiscal year. During the prior fiscal year, several large customers renewed their Autodesk subscription contracts for three-year terms, taking advantage of discounted pricing offered on multi-year renewals. Since that time, Autodesk steeply reduced its discounts on multi-year subscription renewals, resulting in fewer multi-year renewals and more customers opting for one-year renewal terms, and therefore a temporary reduction in commission revenues.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2013	2012	% change
Cost of revenue:
Cost of product sales	$14,759,000	$12,306,000	19.9%
Cost of service revenue	7,650,000	6,958,000	9.9%

Total cost of revenue	$22,409,000	$19,264,000	16.3%

Gross margin	$20,596,000	$20,204,000

Cost of revenue. The total cost of revenue increased $3,145,000, or 16.3%, for the six months ended December 31, 2013 when compared to the same period in the prior fiscal year.

Cost of product sales increased 19.9% during the six months ended December 31, 2013 when compared with the same period in the prior fiscal year, while product revenue increased 17.0%. Cost of product sales increased to a larger extent than did product revenues primarily due to decreased sales rebates from the Company’s principal supplier, Autodesk, because the Company had a single large product sale of $3.2 million which did not qualify for a supplier rebate, thus bringing down the average product margin rate.

Cost of service revenue increased 9.9% for the six months ended December 31, 2013 when compared to the same period in the prior fiscal year, while service revenues increased 6.0%. The cost increases consist mainly of increased royalties relating to the Rand Secure Data and Dassault training services, both of which outpaced their corresponding revenue growth. Cost of service revenue as a percentage of related revenue increased to 71.1% during the six months ended December 31, 2012 from 68.5% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage decreased to 47.9% from 51.2% for the six months ended December 31, 2013 when compared with the same period in the prior fiscal year. The Company had a large sale which was primarily comprised of new products. This sale did not qualify for any supplier rebates and, due to its size, adjusted the overall revenue mix that the Company realized for the quarter. Both of these factors served to reduce the reported gross margin percentage.

Other Operating Expenses

	Six Months Ended December 31,
	2013	2012	% change
Other operating expenses:
Selling, general and administrative	$17,509,000	$17,162,000	2.0%
Depreciation and amortization	941,000	932,000	1.0%

Total other operating expenses	$18,450,000	$18,094,000	2.0%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $347,000, or 2.0%, for the six months ended December 31, 2013 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 40.7% for the six months ended December 31, 2013, a decrease from 43.5% for the same period in the prior fiscal year. The increased expenses were primarily the result of a one-time severance charge of $273,000 due to the departure of an executive during the fiscal quarter ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization expenses increased $9,000, or 1.0%, for the six months ended December 31, 2013 when compared to the same period in the prior fiscal year. The increase was due to the additional depreciation expense associated with hardware and software acquired for its data archiving division, partially offset by less amortization expense taken on certain intangible assets.

Other Expense, Net

	Six Months Ended December 31,
	2013	2012	% change
Other expense, net	$(219,000)	$(123,000)	78.0%

Other Expense, Net. The Company incurred $219,000 in other expense, net, during the six months ended December 31, 2013, compared to $123,000 during the same period in the prior fiscal year. The increase was due to an increase in foreign currency exchange losses, partially offset by decreased interest expense.

Income Tax Expense

	Six Months Ended December 31,
	2013	2012	% change
Income tax expense	$(644,000)	$(897,000)	(28.2)%

Income Tax Expense. The Company recorded $644,000 of income tax expense during the six months ended December 31, 2013, compared to $897,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 33% for the six months ended December 31, 2013, compared to 39% for the same period in the prior fiscal year.

During the six months ended December 31, 2013, the Company utilized state net operating loss carryforwards, which reduced the valuation allowance placed on state net operating losses. In addition, federal tax was calculated under the Alternative Minimum Tax, which allowed some additional tax deductions and resulted in a lower tax liability.

As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.3 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2014 and 2029. In addition, as of December 31, 2013, the Company had foreign net operating loss carryforwards of approximately $17 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2014 and 2031. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

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

Discontinued Operations

	Six Months Ended December 31,
	2013	2012
Loss on sale of discontinued operations, net of tax	$374,000	$—
Loss from discontinued operations, net of tax	$—	$18,000

Discontinued Operations. The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 9. The disposals resulted in a loss of $18,000 for the six months ended December 31, 2012, which has been included in discontinued operations in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of December 31, 2013 was 2.2%. The Company had no outstanding borrowings from the bank under its credit line of as of December 31, 2013 or June 30, 2013. The line expires on November 30, 2014.

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

For the six months ended December 31, 2013, net cash provided by operating activities was $2,716,000, compared to $1,867,000 during the six months ended December 31, 2012. This increase was due mainly to the increased profitability of the Company, an increase in accounts payable and decreased payouts in accrued compensation, partially offset by decreased collections in accounts receivable.

The Company’s ongoing investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment decreased from $786,000 for the six months ended December 31, 2012 to $629,000 for the six months ended December 31, 2013 mainly due to decreased purchases of software and hardware for the Rand Secure Data business.

Net cash used in financing activities was $26,000 for the six months ended December 31, 2013 compared to net cash provided by financing activities of $170,000 for the same period of the prior fiscal year. The difference resulted mainly from a larger net pay down of the line of credit during the six months ended December 31, 2013 compared to the same period of the prior fiscal year.

The Company had a working capital surplus of $8,295,000 as of December 31, 2013.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2013 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

RAND WORLDWIDE, INC.

Date: February 14, 2014	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications†

101.INS	XBRL Instance Document. †

101.SCH	XBRL Taxonomy Extension Schema Document. †

101.CAL	XBRL Taxonomy Calculation Linkbase Document. †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	XBRL Taxonomy Label Linkbase Document. †

101.PRE	XBRL Taxonomy Presentation Linkbase Document. †

†	Filed herewith.