Form 10-Q
period 2014-03-31
RAND WORLDWIDE INC
filed 2014-05-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 8, 2014, there were 54,466,296 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash	$7,866,000	$1,214,000
Accounts receivable, less allowance of $202,000 as of March 31, 2014 and $253,000 as of June 30, 2013	18,791,000	13,097,000
Income tax receivable	1,050,000	851,000
Other receivables	1,167,000	2,227,000
Inventory	105,000	27,000
Prepaid expenses and other current assets	1,960,000	2,520,000
Deferred tax assets	112,000	141,000

Total current assets	31,051,000	20,077,000
Property and equipment:
Computer software and equipment	8,048,000	8,432,000
Office furniture and equipment	1,512,000	1,900,000
Leasehold improvements	598,000	685,000

	10,158,000	11,017,000
Less accumulated depreciation and amortization	(7,542,000)	(8,379,000)

	2,616,000	2,638,000
Customer list, net of accumulated amortization of $7,042,000 as of March 31, 2014 and $6,648,000 as of June 30, 2013	3,192,000	3,586,000
Goodwill	17,640,000	17,700,000
Trade name, net of accumulated amortization of $1,474,000 as of March 31, 2014 and $1,247,000 as of June 30, 2013	2,457,000	2,684,000
Deferred income taxes	492,000	1,245,000
Other assets	222,000	236,000

Total assets	$57,670,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	March 31, 2014	June 30, 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,582,000	$7,458,000
Accrued compensation and related benefits	1,707,000	1,453,000
Deferred revenue	4,266,000	4,255,000
Obligations under capital leases	229,000	294,000
Income taxes payable	1,108,000	—

Total current liabilities	19,892,000	13,460,000
Long-term liabilities:
Obligations under capital leases	178,000	322,000
Other long-term liabilities	893,000	1,184,000

Total liabilities	20,963,000	14,966,000
Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at March 31, 2014 and June 30, 2013, respectively (note 8)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 54,466,296 and 54,000,186 at March 31, 2014 and June 30, 2013, respectively	545,000	540,000
Additional paid-in capital	65,975,000	65,497,000
Accumulated deficit	(30,659,000)	(33,799,000)
Accumulated other comprehensive income	842,000	958,000

Total stockholders’ equity	36,707,000	33,200,000

Total liabilities and stockholders’ equity	$57,670,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales	$12,622,000	$12,042,000
Service revenue	5,754,000	5,967,000
Commission revenue	6,947,000	6,099,000

	25,323,000	24,108,000
Cost of revenue:
Cost of product sales	8,097,000	7,471,000
Cost of service revenue	3,871,000	3,731,000

	11,968,000	11,202,000

Gross margin	13,355,000	12,906,000
Other operating expenses:
Selling, general and administrative	9,197,000	9,441,000
Depreciation and amortization	482,000	477,000

	9,679,000	9,918,000

Operating income	3,676,000	2,988,000
Other expense, net	(157,000)	(196,000)

Income from continuing operations before income taxes	3,519,000	2,792,000
Income tax expense	(1,291,000)	(894,000)

Income from continuing operations	2,228,000	1,898,000
Loss from discontinued operations, net of tax	—	(123,000)

Net income	2,228,000	1,775,000
Preferred stock dividends	(27,000)	(26,000)

Net income available to common stockholders	$2,201,000	$1,749,000

Earnings per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.04	$0.03
Loss from discontinued operations per common share	—	—

Earnings per common share attributable to common shareholders – basic	$0.04	$0.03

Earnings per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.04	$0.03
Loss from discontinued operations per common share	—	—

Earnings per common share attributable to common shareholders – diluted	$0.04	$0.03

Shares used in computing income per common share:
Weighted average shares used in computation – basic	54,264,017	53,990,589
Weighted average shares used in computation – diluted	57,237,327	56,489,059

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$2,228,000	$1,775,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	(66,000)	18,000

Comprehensive income	$2,162,000	$1,793,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended March 31,
	2014	2013
Revenues:
Product sales	$35,585,000	$31,661,000
Service revenue	16,509,000	16,118,000
Commission revenue	16,235,000	15,797,000

	68,329,000	63,576,000
Cost of revenue:
Cost of product sales	22,856,000	19,778,000
Cost of service revenue	11,522,000	10,689,000

	34,378,000	30,467,000

Gross margin	33,951,000	33,109,000
Other operating expenses:
Selling, general and administrative	26,706,000	26,602,000
Depreciation and amortization	1,421,000	1,409,000

	28,127,000	28,011,000

Operating income	5,824,000	5,098,000
Other expense, net	(376,000)	(319,000)

Income from continuing operations before income taxes	5,448,000	4,779,000
Income tax expense	(1,934,000)	(1,790,000)

Income from continuing operations	3,514,000	2,989,000
Loss on sale of discontinued operations, net of tax	(374,000)	—
Loss from discontinued operations, net of tax	—	(142,000)

Net income	3,140,000	2,847,000
Preferred stock dividends	(82,000)	(82,000)

Net income available to common stockholders	$3,058,000	$2,765,000

Earnings per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common shareholders – basic	$0.05	$0.05

Earnings per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common shareholders – diluted	$0.05	$0.05

Shares used in computing income per common share:
Weighted average shares used in computation – basic	54,122,392	53,935,863
Weighted average shares used in computation – diluted	56,934,949	56,349,932

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Nine Months Ended March 31,
	2014	2013
Net income	$3,140,000	$2,847,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	(116,000)	171,000

Comprehensive income	$3,024,000	$3,018,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$ (33,799,000)	$ 958,000	$33,200,000
Vesting of stock options granted to employees					238,000			238,000
Preferred stock dividends					(82,000)			(82,000)
Issuance of common stock upon the exercise of stock options			466,110	5,000	322,000			327,000
Foreign currency translation adjustment							(116,000)	(116,000)
Net income for the nine months ended March 31, 2014						3,140,000		3,140,000

Balance at March 31, 2014	385,357	$4,000	54,466,296	$545,000	$65,975,000	$(30,659,000)	$842,000	$36,707,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$3,140,000	$2,847,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	100,000	38,000
Depreciation and amortization	1,421,000	1,445,000
Stock-based compensation	238,000	189,000
Deferred income taxes	782,000	1,468,000
Changes in operating assets and liabilities, net of those acquired:
Accounts receivable and other receivables	(4,734,000)	(2,200,000)
Income tax receivable	(199,000)	(375,000)
Inventory	(78,000)	(33,000)
Prepaid expenses and other current assets	560,000	(301,000)
Other assets	14,000	104,000
Accounts payable and accrued expenses	5,124,000	(755,000)
Accrued compensation and related benefits	254,000	93,000
Deferred revenue	11,000	(71,000)
Income taxes payable	1,108,000	—
Other long-term liabilities	(291,000)	101,000

Net cash provided by operating activities	7,450,000	2,550,000

Cash flows from investing activities
Net purchases of property and equipment	(689,000)	(600,000)
Purchase of Informative Design Partners, Inc.	—	(829,000)

Net cash used in investing activities	(689,000)	(1,429,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	57,856,000	55,775,000
Repayment of borrowings under line of credit	(57,856,000)	(56,499,000)
Principal payment on capital lease obligations	(211,000)	(215,000)
Payment of preferred stock dividends	(82,000)	(82,000)
Proceeds from the issuance of common stock to employees	327,000	—

Net cash provided by (used in) financing activities	34,000	(1,021,000)
Effect of exchange rate changes on cash	(143,000)	136,000

Net change in cash	6,652,000	236,000
Cash – beginning of period	1,214,000	1,680,000

Cash – end of period	$7,866,000	$1,916,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $5,000 and $21,000 during the three months ended March 31, 2014 and 2013, respectively, and approximately $28,000 and $67,000 during the nine months ended March 31, 2014 and 2013, respectively. The Company also paid federal and state income taxes of approximately $57,000 and $40,000 during the three months ended March 31, 2014 and 2013, respectively, and approximately $142,000 and $99,000 during the nine months ended March 31, 2014 and 2013, respectively.

In connection with the acquisition of Informative Design Partners on July 31, 2012, the Company paid cash in the amount of $600,000 and issued 497,512 shares of its common stock valued at $400,000.

3. Employee Stock Compensation Plans

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). The Compensation Committee of the Company’s Board of Directors administers the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries at an exercise price of not less than the fair market value of the common stock on the date of grant. For the three and nine months ended March 31, 2014 total stock compensation expense recorded in selling, general and administrative expenses was $79,000 and $238,000, respectively, compared to $63,000 and $189,000, respectively, for the same periods of the prior fiscal year.

The following assumptions were used in computing the fair value of stock-based awards granted for the nine months ended March 31, 2014:

Average risk-free interest rate	2.031%
Dividend yield	0%
Expected term	10.0 years
Average expected volatility	0.50
Weighted average per share fair value of granted options	$0.70

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

A summary of stock option activity during the nine months ended March 31, 2014 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2013	3,488,629	$0.77
Granted	1,041,360	1.00
Exercised	(466,110)	0.72
Forfeited	(416,006)	0.72
Expired	(31,108)	0.30

Outstanding at March 31, 2014	3,616,765	$0.84	$266,584

Exercisable at March 31, 2014	1,376,031	$0.82	$117,859

Weighted-average remaining contractual life of shares outstanding	7.2 Years

Weighted-average remaining contractual life of shares exercisable	5.4 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2014 ranged from $0.50 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.50 – 0.75	1,528,665	$0.69	6.7 years	776,580	$0.67	6.3 years
0.76 – 1.00	1,774,600	0.89	8.2 years	360,951	0.83	5.6 years
1.01 – 1.50	245,000	1.13	4.2 years	170,000	1.12	1.6 years
1.51 – 1.71	68,500	1.71	2.5 years	68,500	1.71	2.5 years

	3,616,765	0.84	7.2 years	1,376,031	0.82	5.4 years

Assuming that no additional share-based payments are granted after March 31, 2014, $628,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.5 years.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of March 31, 2014 was 2.2%. The Company had no outstanding borrowings from the bank under its credit line of as of March 31, 2014 or June 30, 2013. The line expires on November 30, 2014.

5. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $407,000 and $616,000 as of March 31, 2014 and June 30, 2013, respectively.

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

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of March 31, 2014, 5,712,549 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended March 31, 2014 and 2013, there were 213,500 and 506,497 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended March 31, 2014 and 2013, there were 313,500 and 1,397,857 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$2,228,000	$1,898,000
Preferred stock dividends	(27,000)	(26,000)

Net income from continuing operations available to common stockholders	2,201,000	1,872,000
Loss from discontinued operations, net of tax	—	(123,000)
Net income available to common stockholders	$2,201,000	$1,749,000

Weighted average shares used in computing basic net income per share:	54,264,017	53,990,589
Assumed conversion of preferred stock	2,095,784	2,095,784
Effect of outstanding stock options	877,526	402,686

Weighted average shares used in computing diluted net income per share:	57,237,327	56,489,059

Earnings per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.04	$0.03
Loss from discontinued operations per common share	—	—

Earnings per common share attributable to common stockholders – basic	$0.04	$0.03

Earnings per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.04	$0.03
Loss from discontinued operations per common share	—	—

Earnings per common share attributable to common stockholders – diluted	$0.04	$0.03

	Nine Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$3,514,000	$2,989,000
Preferred stock dividends	(82,000)	(82,000)

Net income from continuing operations available to common stockholders	3,432,000	2,907,000
Loss on sale of discontinued operations, net of tax	(374,000)	—
Loss from discontinued operations, net of tax	—	(142,000)
Net income available to common stockholders	$3,058,000	$2,765,000

Weighted average shares used in computing basic net income per share:	54,122,392	53,935,863
Assumed conversion of preferred stock	2,095,784	2,095,784
Effect of outstanding stock options	716,773	318,285

Weighted average shares used in computing diluted net income per share:	56,934,949	56,349,932

Earnings per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common stockholders – basic	$0.05	$0.05

Earnings per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	(0.01)	—

Earnings per common share attributable to common stockholders – diluted	$0.05	$0.05

8. Preferred Stock

Convertible Preferred Stock

At March 31, 2014, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2014, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At March 31, 2014, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2014 the conversion rate would yield approximately 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

9. Discontinued Operations

During the fiscal quarter ended 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company. The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Revenues	$—	$2,037,000	$—	$5,752,000
Loss on sale of discontinued operations, net of tax	—	—	374,000	—
Loss from discontinued operations, net of tax	—	123,000	—	142,000

10. Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2021 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2014:

Twelve months ending March 31:
2015	$2,400,000
2016	1,893,000
2017	1,317,000
2018	889,000
2019	481,000
Thereafter	337,000

Total minimum lease payments	$7,317,000

11. Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $407,000 as of March 31, 2014 with $229,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was $187,000 as of March 31, 2014. Future minimum payments consisted of the following at March 31, 2014:

Twelve months ending March 31:
2015	$250,000
2016	137,000
2017	58,000

Total minimum lease payments	445,000
Less:
Taxes	22,000
Imputed interest	16,000

Present value of future minimum lease payments	$407,000

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

Based on its analysis of the Autodesk Subscription program, Rand Worldwide records the net proceeds that it receives from Autodesk for subscription sales in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 605.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following tables and discussion compare the Company’s results of operations for the three-month period ended March 31, 2014 to the three-month period ended March 31, 2013. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2014	2013	% change
Revenues:
Product sales	$12,622,000	$12,042,000	4.8%
Service revenue	5,754,000	5,967,000	(3.6)%
Commission revenue	6,947,000	6,099,000	13.9%

Total revenues	$25,323,000	$24,108,000	5.0%

Revenues. Total revenues for the three months ended March 31, 2014 increased by $1,215,000, or 5%, when compared to the same period in the prior fiscal year.

Product sales increased $580,000, or 4.8%, for the three months ended March 31, 2014 when compared to the same period in the prior fiscal year. The increased product revenues are attributable to the IMAGINiT division closing a few large deals with key customers. Additionally, product sales from the Company’s Rand 3D division increased by $160,000.

Service revenues decreased $213,000, or 3.6%, for the three months ended March 31, 2014 when compared with the same period in the prior fiscal year. The third quarter of fiscal year 2013 included a very high level of revenues from software development projects while such software development revenues were at their normal levels during the fiscal quarter ended March 31, 2014, resulting in an overall decrease in service revenues.

Commission revenues increased $848,000, or 13.9%, for the three months ended March 31, 2014 when compared with the same period in the prior fiscal year. Commission revenues increased across the board, driven largely by vendor promotions.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2014	2013	% change
Cost of revenue:
Cost of product sales	$8,097,000	$7,471,000	8.4%
Cost of service revenue	3,871,000	3,731,000	3.8%

Total cost of revenue	$11,968,000	$11,202,000	6.8%

Gross margin	$13,355,000	$12,906,000

Cost of revenue. The total cost of revenue increased $766,000, or 6.8%, for the three months ended March 31, 2014 when compared to the same period in the prior fiscal year.

Cost of product sales increased 8.4% during the three months ended March 31, 2014 when compared with the same period in the prior fiscal year, while product revenues increased 4.8%. Cost of product sales increased to a larger extent than did product revenues primarily because the company discounted a few of its largest deals closed during the fiscal quarter ended March 31, 2014.

Cost of service revenue increased 3.8% for the three months ended March 31, 2014 when compared to the same period in the prior fiscal year, while service revenues decreased 3.6%. Salaries increased due to added technical staff, including filling vacant positions on the IMAGINiT services team and expanding the Rand Secure Data division. Royalties relating to the Rand Secure Data services increased at a faster pace than their corresponding revenue growth. Cost of service revenue as a percentage of related revenue increased to 67.3% during the three months ended March 31, 2014 from 62.5% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage decreased to 52.7% for the three months ended March 31, 2014 from 53.5% for the same period in the prior fiscal year. The modest decrease in margin percentage was the result of having a few large product deals that were discounted during the three months ended March 31, 2014.

Other Operating Expenses

	Three Months Ended March 31,
	2014	2013	% change
Other operating expenses:
Selling, general and administrative	$9,197,000	$9,441,000	(2.6)%
Depreciation and amortization	482,000	477,000	1.1%

Total other operating expenses	$9,679,000	$9,918,000	(2.4)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $244,000, or 2.6%, for the three months ended March 31, 2014 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percentage of total revenues was 36.3% for the three months ended March 31, 2014, a decrease from 39.2% for the same period in the prior fiscal year. The decrease in these expenses was due to having fewer salespeople, decreased travel and entertainment costs, and decreased office rents due to combining the operations of two offices into existing locations.

Depreciation and Amortization. Depreciation and amortization expenses increased $5,000, or 1.1%, for the three months ended March 31, 2014 when compared to the same period in the prior fiscal year. The increase was due to the additional depreciation expense associated with hardware and software acquired for its data archiving division, partially offset by less amortization expense taken on certain intangible assets.

Other Expense, Net

	Three Months Ended March 31,
	2014	2013	% change
Other expense, net	$(157,000)	$(196,000)	19.9%

Other Expense, Net. The Company incurred $157,000 in other expense, net, during the three months ended March 31, 2014, compared to $196,000 during the same period in the prior fiscal year. The decrease was due mainly to decreased interest expense due to the fact that the Company did not borrow under its line of credit during the quarter.

Income Tax Expense

	Three Months Ended March 31,
	2014	2013	% change
Income tax expense	$(1,291,000)	$(894,000)	44.4%

Income Tax Expense. The Company recorded $1,291,000 of income tax expense during the three months ended March 31, 2014, compared to $894,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 37% for the three months ended March 31, 2014, compared to 32.0% for the same period in the prior fiscal year. During the quarter ended March 31, 2014, a larger share of taxable income was attributable to the U.S. rather than Canada, compared to the same quarter of the prior fiscal year. Because the Company has available Canadian net operating loss carryforwards which are fully offset by valuation allowances, its effective tax rate is lower on its income attributed to Canada than it is for income attributed to the U.S.

As of March 31, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.3 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2014 and 2029. In addition, as of March 31, 2014, the Company had foreign net operating loss carryforwards of approximately $17 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2014 and 2031. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations.

Rand Worldwide’s Canadian subsidiary, Rand A Technology Corporation, has recently undergone an audit by the Canada Revenue Agency for tax years 2005 through 2009. Results from the audit indicate that some deductions were disallowed, however, the increase in taxable net income in the years under review were offset by net operating loss carryforwards that were available during those years. The net effect to deferred tax assets and the related valuation allowance is not expected to be material. Management believes that it has properly recorded the tax expense for the periods under review.

Discontinued Operations

	Three Months Ended March 31,
	2014	2013
Loss from discontinued operations, net of tax	$—	$123,000

Discontinued Operations. The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 9 to the consolidated financial statements presented elsewhere in this report. The disposals resulted in a loss of $123,000 for the three months ended March 31, 2013, which has been included in discontinued operations in the Consolidated Statements of Operations.

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

The following tables and discussion compare the Company’s results of operations for the nine-month period ended March 31, 2014 to the nine-month period ended March 31, 2013. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine-month financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2014	2013	% change
Revenues:
Product sales	$35,585,000	$31,661,000	12.4%
Service revenue	16,509,000	16,118,000	2.4%
Commission revenue	16,235,000	15,797,000	2.8%

Total revenues	$68,329,000	$63,576,000	7.5%

Revenues. Total revenues for the nine months ended March 31, 2014 increased by $4,753,000, or 7.5%, when compared to the same period in the prior fiscal year.

Product sales increased $3,924,000, or 12.4%, for the nine months ended March 31, 2014 when compared to the same period in the prior fiscal year. Of this increase, $3.2 million was the result of a single large sale. Additionally, product sales from the Company’s Rand 3D division have increased $450,000. The remaining increased product revenues are attributable to a few large deals with key customers.

Service revenues increased $391,000, or 2.4%, for the nine months ended March 31, 2014 when compared with the same period in the prior fiscal year. The increased service revenues were driven primarily by growth in CFD consulting, facilities management software services and Rand Secure Data implementations.

Commission revenues increased $438,000, or 2.8%, for the nine months ended March 31, 2014 when compared with the same period in the prior fiscal year driven largely by vendor promotions.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2014	2013	% change
Cost of revenue:
Cost of product sales	$22,856,000	$19,778,000	15.6%
Cost of service revenue	11,522,000	10,689,000	7.8%

Total cost of revenue	$34,378,000	$30,467,000	12.8%

Gross margin	$33,951,000	$33,109,000

Cost of revenue. The total cost of revenue increased $3,911,000, or 12.8%, for the nine months ended March 31, 2014 when compared to the same period in the prior fiscal year.

Cost of product sales increased 15.6% during the nine months ended March 31, 2014 when compared with the same period in the prior fiscal year, while product revenue increased 12.4%. Cost of product sales increased to a larger extent than did product revenues primarily due to decreased sales rebates from the Company’s principal supplier, Autodesk, because the Company had a single large product sale of $3.2 million which did not qualify for a supplier rebate, thus bringing down the average product margin rate.

Cost of service revenue increased 7.8% for the nine months ended March 31, 2014 when compared to the same period in the prior fiscal year, while service revenues increased 2.4%. Salaries increased due to added technical staff, including filling vacant positions on the IMAGINiT services team and expanding the Rand Secure Data division. Royalties relating to the Rand Secure Data services increased at a faster pace than their corresponding revenue growth. Additionally, the Company had a large services project which involved significantly more subcontracted services than usual resulting in a temporary increase in the cost of service revenue. Cost of service revenue as a percentage of related revenue increased to 69.8% during the nine months ended March 31, 2014 from 66.3% during the same period in the prior fiscal year for the reasons explained above.

Gross margin. The Company’s overall gross margin percentage decreased to 49.7% for the nine months ended March 31, 2014 from 52.1% for the same period in the prior fiscal year. The Company had a large sale during the nine months ended March 31, 2014 which was primarily comprised of new products. This sale did not qualify for any supplier rebates and, due to its size, adjusted the overall revenue mix that the Company realized for the quarter. Both of these factors served to reduce the reported gross margin percentage.

Other Operating Expenses

	Nine Months Ended March 31,
	2014	2013	% change
Other operating expenses:
Selling, general and administrative	$26,706,000	$26,602,000	0.4%
Depreciation and amortization	1,421,000	1,409,000	0.9%

Total other operating expenses	$28,127,000	$28,011,000	0.4%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $104,000, or 0.4%, for the nine months ended March 31, 2014 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percentage of total revenues was 39.1% for the nine months ended March 31, 2014, a decrease from 41.8% for the same period in the prior fiscal year. The increase in expenses included increased commissions due to increased sales and a one-time severance costs due to the departure of an executive, offset by decreased salaries due to having fewer salespeople on board.

Depreciation and Amortization. Depreciation and amortization expenses increased $12,000, or 0.9%, for the nine months ended March 31, 2014 when compared to the same period in the prior fiscal year. The increase was due to the additional depreciation expense associated with hardware and software acquired for the Company’s data archiving division, partially offset by less amortization expense taken on certain intangible assets.

Other Expense, Net

	Nine Months Ended March 31,
	2014	2013	% change
Other expense, net	$(376,000)	$(319,000)	17.9%

Other Expense, Net. The Company incurred $376,000 in other expense, net, during the nine months ended March 31, 2014, compared to $319,000 during the same period in the prior fiscal year. The increase was due to an increase in foreign currency exchange losses, partially offset by decreased interest expense.

Income Tax Expense

	Nine Months Ended March 31,
	2014	2013	% change
Income tax expense	$(1,934,000)	$(1,790,000)	8.0%

Income Tax Expense. The Company recorded $1,934,000 of income tax expense during the nine months ended March 31, 2014, compared to $1,790,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective tax rate was 35% for the nine months ended March 31, 2014, compared to 37.5% for the same period in the prior fiscal year.

During the nine months ended March 31, 2014, the Company utilized state net operating loss carryforwards, which reduced the valuation allowance placed on state net operating losses. In addition, federal tax was calculated under the Alternative Minimum Tax, which allowed some additional tax deductions and resulted in a lower tax liability and a lower effective tax rate.

As of March 31, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.3 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. These carryforwards expire between 2014 and 2029. In addition, as of March 31, 2014, the Company had foreign net operating loss carryforwards of approximately $17 million available to reduce future taxable income, and net deferred tax assets of $6.8 million. The carryforwards expire between 2014 and 2031. The Company maintains a valuation allowance on the entire amount of its foreign deferred tax assets due to insufficient history of profitable operations. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Rand Worldwide’s Canadian subsidiary, Rand A Technology Corporation, has recently undergone an audit by the Canada Revenue Agency for tax years 2005 through 2009. Results from the audit indicate that some deductions were disallowed; however, the increase in taxable net income in the years under review were offset by net operating loss carryforwards that were available during those years. The net effect to deferred tax assets and the related valuation allowance is not expected to be material. Management believes that it has properly recorded the tax expense for the periods under review.

Discontinued Operations

	Nine Months Ended March 31,
	2014	2013
Loss on sale of discontinued operations, net of tax	$374,000	$—
Loss from discontinued operations, net of tax	$—	$142,000

Discontinued Operations. The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 9 to the consolidated financial statements presented elsewhere in this report. The disposals resulted in a loss of $142,000 for the nine months ended March 31, 2013, which has been included in discontinued operations in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term lines of credit.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The interest rate as of March 31, 2014 was 2.2%. The Company did not borrow under this line of credit during the fiscal quarter ended March 31, 2014 and had no outstanding borrowings from the bank under this line of credit as of March 31, 2014 or June 30, 2013. The line expires on November 30, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 96% of its product from one principal supplier and its distributors that provide it with credit to finance those purchases.

For the nine months ended March 31, 2014, net cash provided by operating activities was $7,450,000, compared to $2,550,000 during the nine months ended March 31, 2013. The increase was due mainly to an increase in accounts payable, increased taxes payable, decreased prepaid expenses and decreased payouts in accrued compensation, partially offset by an increase in the accounts receivable balance.

The Company’s ongoing investing activities consist principally of investments in computer and office equipment. Cash purchases of equipment increased from $600,000 for the nine months ended March 31, 2013 to $689,000 for the nine months ended March 31, 2014 mainly due to increased purchases of software and hardware for the Rand Secure Data business.

Net cash provided by financing activities was $34,000 for the nine months ended March 31, 2014 compared to net cash used by financing activities of $1,021,000 for the same period of the prior fiscal year. The difference resulted mainly from having no net pay down of the line of credit during the nine months ended March 31, 2014 compared to net paydowns of $724,000 the same period of the prior fiscal year. Additionally, the Company received $169,000 in proceeds upon the exercise of stock options during the first nine months of the current fiscal year compared with no such proceeds during the same period in the prior fiscal year.

The Company had a working capital surplus of $11,159,000 as of March 31, 2014.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2014 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

RAND WORLDWIDE, INC.

Date: May 15, 2014	By:	/s/ Marc L. Dulude
Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications†

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Label Linkbase Document.†

101.PRE	XBRL Taxonomy Presentation Linkbase Document.†

†	Filed herewith.