Form 10-K
period 2014-06-30
RAND WORLDWIDE INC
filed 2014-09-29
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter): $54,248,466.

The number of shares of common stock outstanding as of September 22, 2014 was 54,491,296.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2014 Annual Meeting of Stockholders.

This Annual Report of Rand Worldwide, Inc. on Form 10-K for the year ended June 30, 2014 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Rand Worldwide, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Rand Worldwide, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Rand Worldwide, Inc.’s business or operations. Except as required by applicable laws, Rand Worldwide, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

General

Rand Worldwide, Inc. (“Rand Worldwide”) is a Delaware corporation formed in 1986. On August 17, 2010, the Company, then known as Avatech Solutions, Inc., acquired all of the issued and outstanding capital securities of a Delaware corporation then known as Rand Worldwide, Inc. from RWWI Holdings LLC in a reverse merger transaction. Subsequently, on January 1, 2011, Avatech Solutions, Inc. changed its name to Rand Worldwide, Inc.

The Company is a leader in design, engineering, data archiving solutions, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, data archiving, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus, Dassault Systèmes and Autonomy. The Company’s clients include businesses, government agencies, and educational institutions.

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

Rand Worldwide’s sales and service delivery network consists of approximately 250 employees operating out of 47 business offices throughout North America. The Company has an extensive sales database that contains several hundred thousand point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

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

Design Automation. More than 95% of product revenues arise from the resale of design software developed by Autodesk for the building design and land development, manufacturing, utilities, and telecommunications industries. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to design, drafting, manufacturing, workflow automation, and document management activities.

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

Rand Worldwide offers training courses in approximately 50 different subjects related to various software solutions offered at 43 training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by over 100 technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

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

On February 1, 2013, the Company entered into renewable Value Added Reseller Agreements with Autodesk. The renewable agreements have a term of three years but provide targets and set forth rebate programs for a one-year period. Under these agreements, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products. The territories for such authorizations include the authorization to sell various Autodesk products in parts of the United States and in all of Canada. The Company must achieve yearly minimum purchase requirements from the sale of Autodesk’s various software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2014, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $63.9 million.

Customers

The Company currently markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States and Canada. In the fiscal year ended June 30, 2014, the revenues generated by our top 10 customers represented approximately nine percent of consolidated revenues, and no single customer accounted for five percent or more of our consolidated revenues.

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

Employees

At June 30, 2014, the Company had 360 employees, of which 354 are full-time employees including 34 at our Owings Mills, Maryland office and 17 at our Framingham, Massachusetts office, which both constitute our corporate headquarters and house a training facility and some sales and technical personnel. Other employees are located in 45 other offices throughout the United States and Canada. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Domestic Locations	Square Footage	Term
California—Newport Beach	948	10/31/2014
Colorado—Greenwood Village	3,381	7/31/2017
Florida—Maitland	3,425	10/31/2014
Florida—Tampa	4,103	3/31/2019
Illinois— Chicago	2,095	10/31/2017
Illinois—Rolling Meadows	3,440	4/30/2015
Indiana—Indianapolis	1,858	7/31/2018
Iowa—Cedar Rapids	2,456	10/31/2014
Iowa—Urbandale	3,027	8/31/2016
Michigan—Grandville	505	2/28/2015
Michigan—Troy	5,090	6/30/2019
Minnesota—Eagan	1,808	5/31/2019
Nebraska—Omaha	4,573	3/31/2021
New Hampshire—Bedford	2,843	1/31/2016
New Mexico—Albuquerque	2,490	7/31/2015
New York—Albany	2,027	5/31/2015
New York—Buffalo	1,875	11/30/2016
New York—New York	2,323	11/30/2017
New York—Rome	111	7/31/2015
New York—Syracuse	1,280	12/31/2014
North Carolina—Charlotte	2,093	5/31/2016
North Carolina—Huntersville	204	3/31/2015
North Carolina—Huntersville	221	4/30/2015
North Carolina—Morrisville	3,671	11/30/2016
Ohio—Columbus	1,715	8/31/2018
Ohio—Independence	8,493	9/30/2017
Ohio—Maumee	675	9/30/2018
Ohio—Vandalia	1,567	10/31/2016
Oregon—Portland	3,147	10/31/2015
Texas—Houston	2,352	12/31/2014
Texas—Irving	3,252	7/31/2018
Utah—Murray City	2,870	5/31/2015
Virginia—Charlottesville	1,546	2/28/2018
Virginia—Richmond	1,832	9/30/2015
Virginia—Virginia Beach	3,191	3/31/2018
Washington—Seattle	3,621	10/31/2015
Wisconsin—Milwaukee	1,909	4/30/2016

International Locations	Square Footage	Term
Alberta—Calgary, CA	2,312	9/30/2019
Alberta—Edmonton, CA	3,075	month to month
British Columbia—Richmond, CA	2,319	1/31/2017
Manitoba—Winnipeg, CA	1,517	10/31/2017

International Locations	Square Footage	Term
Nova Scotia—Halifax, CA	1,850	12/31/2014
Ontario—Mississauga, CA	12,063	9/30/2019
Ontario—Nepean, CA	955	8/31/2014
Saskatchewan—Saskatoon, CA	3,360	11/30/2015

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

Market Price Data

Rand Worldwide’s common stock is not heavily traded. Trades are affected in privately-negotiated transactions and by certain broker-dealers, who make a market in the common stock through the Over-the-Counter Bulletin Board (the “OTCBB”) . Market information for Rand Worldwide, Inc.’s common stock may be found at the OTCBB’s Internet website, www.otcbb.com , under the symbol “RWWI”. The information contained in or accessed through that website is not part of this Annual Report or incorporated herein by reference. The following table sets forth, to the best knowledge of the Company, the high and low bid quotations per share, rounded to the nearest whole cent, as available through the OTCBB for each quarterly period within the two most recent fiscal years. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions. There may have been additional transactions during these periods of which the Company is not aware.

Period	High	Low
Fiscal Year Ended June 30, 2014
First Quarter	$1.02	$0.91
Second Quarter	1.07	0.96
Third Quarter	1.25	0.99
Fourth Quarter	1.19	1.05

Fiscal Year Ended June 30, 2013
First Quarter	$0.85	$0.67
Second Quarter	0.86	0.68
Third Quarter	0.94	0.70
Fourth Quarter	0.95	0.81

Recent Closing Price

On September 22, 2014, the closing sales price for our common stock as reported on the OTCBB was $1.13 per share.

Dividend Information

The Company has never paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The declaration and amount of any future cash dividends is at the discretion of the Company’s Board of Directors. Moreover, without the consent of our senior lender, the Company is prohibited from declaring dividends on the Company’s common stock. Accordingly, there can be no guarantee that stockholders will receive any cash dividends on their common stock in the future.

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

For the years ended June 30, 2014 and 2013, dividends totaling $109,000 during each fiscal year were paid to the holders of the Series D Stock and Series E Stock.

Number of Stockholders

As of September 22, 2014, there were 280 holders of record of the Company’s common stock, 7 holders of Series D Stock, and 25 holders of Series E Stock.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2014, the Company did not purchase any shares of its common stock.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2014, the Company did not sell any unregistered equity securities.

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

Recent Developments

During September of 2014, the Company spun off its Rand Secure Data division into a separate subsidiary and sold the stock of the newly formed subsidiary for $500,000 in cash, resulting in an estimated loss of $1.1 million. During FY2014 the Secure Data division had revenues of $2.6 million, gross margins of $761,000 and operating losses of $1.2 million before income taxes, interest, depreciation, amortization and corporate overhead allocations.

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

The Company’s arrangements with its customers may involve the sale of one or more products and services at the same time. The Company considers these to be multiple elements of a single arrangement. The Company follows the guidance in FASB ASC 605-25, Multiple-Element Arrangements, where we allocate the total arrangement consideration to each separable element based on the relative selling price of each element in accordance with selling price hierarchy, which includes: vendor specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; and best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

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

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under ASC 350, Goodwill and Other Intangible Assets. ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. The Company performs the required impairment analysis of goodwill at the reporting unit level annually or on an interim basis if circumstances dictate. Any reduction of the reporting unit fair value below the recorded amount of equity could require the Company to write down the value of goodwill and record an expense for an impairment loss. Management’s analysis of the recoverability of goodwill as of June 30, 2014 identified an impairment of the goodwill and acquired customer list of the CFD consulting business that was acquired in July of 2012. Impairment charges of $1 million were recorded during the fourth quarter of fiscal year 2014, reducing the carrying value of the CFD goodwill and customer list. There were no further impairments of goodwill or other intangible assets outside of the CFD business.

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

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector;

•	ASCENT internally-developed courseware for a variety of engineering applications; and

•	Autonomy data archiving solutions

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

Cost of Product Sales- The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns a volume-based rebate from its primary supplier, Autodesk, paid monthly as a percentage of qualifying purchases. The rebate percentage is established based on the level of new product and subscription purchases as measured against quarterly targets developed by Autodesk . These rebates serve to reduce the cost of product sales. The Company accrues its rebates the month the underlying sales are posted, in accordance with ASC 605-50, Customer Payments and Incentives. The Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range period to period.

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

Depreciation and Amortization Expenses- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. Rand Worldwide leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2014 was $828,000 and total depreciation expense for the same period was $1,087,000.

Interest Expense- For the year ended June 30, 2014, interest expense consisted of interest on capital lease obligations, earn-out consideration and borrowings from lines of credit.

Selected Revenue Information for Years Ended June 30, 2014 and June 30, 2013

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Years ended
	June 30, 2014	June 30, 2013
Revenue:
Product sales	52.2%	50.7%
Service revenue	25.6%	26.4%
Commission revenue	22.2%	22.9%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	33.4%	31.9%
Cost of service revenue	17.2%	17.6%

Total cost of revenue	50.6%	49.5%

Gross margin	49.4%	50.5%

Other operating expenses:
Selling, general and administrative	39.1%	42.5%
Impairment of goodwill and intangible assets	1.1%	0.0%
Change in value of contingent consideration	(1.1)%	0.0%
Depreciation and amortization	2.1%	2.3%

Total other operating expenses	41.2%	44.8%

Operating income	8.2%	5.7%
Other income (expense):
Interest expense	(0.1)%	(0.4)%
Currency exchange losses	(0.1)%	(0.1)%
Other expense	0.0%	(0.1)%

Income from continuing operations before income taxes	8.0%	5.1%

Income tax expense (benefit)	(1.9)%	2.0%

Income from continuing operations	9.9%	3.1%

Year Ended June 30, 2014 Compared to Year Ended June 30, 2013

Revenue

	Years ended
	June 30, 2014	June 30, 2013	% change
Revenue:
Product sales	$47,822,000	$41,869,000	14.2%
Service revenue	23,480,000	21,764,000	7.9%
Commission revenue	20,294,000	18,870,000	7.5%

Total Revenue:	$91,596,000	$82,503,000	11.0%

Revenue: Total revenue for the year ended June 30, 2014 increased by $9.1 million, or 11.0%, when compared to the prior year.

Product sales as reported in the current fiscal year increased by $6.0 million, or 14.2%, from the levels in the prior year. Of this increase, $3.2 million was the result of a single large sale. Additionally, product sales from the Company’s Rand 3D division have increased $546,000. The remaining increased product revenues are attributable to the increased focus of the sales division on generating new product sales and new subscriptions.

Service revenues increased $1.7 million, or 7.9%, for the year ended June 30, 2014 when compared to those reported for the year ended June 30, 2013. The increased service revenues were fueled by large growth in CFD consulting, facilities management software services and Rand Secure Data implementations.

In fiscal year 2014, commission revenues increased $1.4 million, or 7.5%. Through a disciplined approach to sales and a heightened attention to customer satisfaction, the Company’s renewal rates on its Autodesk subscriptions are among the highest in the sales channel, leading to year-over-year growth in commission revenues.

Cost of Revenue

	Years ended
	June 30, 2014	June 30, 2013	% change
Cost of revenue:
Cost of product sales	$30,547,000	$26,282,000	16.2%
Cost of service revenue	15,763,000	14,540,000	8.4%

Total cost of revenue	$46,310,000	$40,822,000	13.4%

Gross margin	$45,286,000	$41,681,000	8.6%

Cost of Revenue: Total cost of revenue increased by $5.5 million, or 13.4%, for the year ended June 30, 2014 when compared to the year ended June 30, 2013.

Cost of product sales increased 16.2% while product sales increased 14.2% over the previous fiscal year. During fiscal year 2014, the Company’s product margin rates decreased from 37.2% to 36.1%. Cost of product sales increased to a larger extent than did product revenues primarily due to a decreased rate of sales rebates from the Company’s principal supplier, Autodesk, because the Company had a single large product sale of $3.2 million which did not qualify for a supplier rebate.

Cost of service revenue increased 8.4%, while service revenue increased by 7.9% over last year. Salaries increased due to added technical staff, including filling vacant positions on the IMAGINiT services team and expanding the Rand Secure Data division. Royalties relating to the Rand Secure Data services increased at a faster pace than their corresponding revenue growth. Additionally, the Company had a large services project which involved significantly more subcontracted services than usual resulting in a temporary increase in the cost of service revenue. As a result, cost of service revenue as a percentage of related revenue increased to 67.1% during fiscal year 2014 from 66.8% during the prior fiscal year.

Gross Margin: The Company’s overall gross margin percentage of 49.4% for the year ended June 30, 2014 was lower than the 50.5% gross margin for the previous year. The Company had a large sale during the current fiscal year which was primarily comprised of new products. This sale did not qualify for any supplier rebates and, due to its size, adjusted the overall revenue mix that the Company realized for the year. Both of these factors served to reduce the reported gross margin percentage.

Other Operating Expenses

	Years ended
	June 30, 2014	June 30, 2013	% change
Other operating expenses:
Selling, general and administrative	$35,902,000	$35,111,000	2.3%
Impairment of goodwill and intangible assets	1,000,000	—	100.0%
Change in the value of contingent consideration	(1,089,000)	—	100.0%
Depreciation and amortization	1,915,000	1,891,000	1.3%

Total other operating expenses	$37,728,000	$37,002,000	2.0%

Selling, General and Administrative: Selling, general and administrative expenses increased $791,000, or 2.3%, over the prior year. The increase in these expenses was primarily the result of higher commissions and bonuses due to the increased revenues and earnings of the Company as compared to the prior fiscal year.

Impairment of goodwill and intangible assets: The Company recorded impairment charges against its goodwill and the value of its acquired customer list of the CFD consulting business that was acquired in July 2012. While the CFD business is consistently profitable and experiencing growth in revenue, its earnings have been less than the levels forecasted at the time of the acquisition. Following an assessment of the fair value of the CFD business, impairment charges were recorded to reduce the book value of goodwill and the value of the acquired customer list.

Change in the value of contingent consideration: Part of the acquisition price for the CFD consulting business includes contingent consideration to be paid in future years based upon whether the CFD business achieves certain earnings targets in those years. At the time of the acquisition, the Company estimated the value of future contingent consideration payments. Because the historical earnings of the CFD business have been less than those earnings targets, the Company reduced its estimate of the remaining liability for contingent consideration recorded and recorded an adjustment during the current fiscal year to reflect the reduced liability for contingent consideration.

Depreciation and Amortization: Depreciation and amortization expenses increased $24,000, or 1.3%, when compared to fiscal year 2013 as a result of additional depreciation expense associated with hardware and software acquired for the Company’s data archiving division as well as the regularly scheduled replacement of computer equipment.

Other Income (Expense):

	Years ended
	June 30, 2014	June 30, 2013	% change
Other income (expense):
Interest expense	$(158,000)	$(304,000)	(48.0)%
Currency exchange losses	(70,000)	(110,000)	(36.4)%
Other expense	4,000	(62,000)	(106.5)%

Total other income (expense)	$(224,000)	$(476,000)	(52.9)%

Other Income (Expense): Other income (expense) includes interest expense arising from the Company’s borrowings and recognized foreign exchange gains and losses.

Interest expense for fiscal year 2014 decreased $146,000, or 48.0%, when compared to the prior fiscal year, mainly due to decreased borrowings on its line of credit.

The Company incurred $70,000 of currency exchange losses during the year ended June 30, 2014, compared with $110,000 of losses for the year ended June 30, 2013, mainly due to the Canadian Dollar gaining strength relative to the US Dollar.

Income Tax Expense (Benefit)

	Years ended
	June 30, 2014	June 30, 2013	% change
Income tax expense (benefit)	$(1,723,000)	$1,691,000	(201.9)%

Income Tax Expense (Benefit): The Company recorded a tax benefit of $1,723,000 for the year ended June 30, 2014 versus income tax expense of $1,691,000 for the prior year.

The income tax benefit recorded during fiscal year 2014 was the result of recognizing the realizable portion of the Company’s Canadian net operating loss carryforward as a deferred tax asset. The Company previously had created a valuation allowance against the entire Canadian amount of net operating loss carryforwards, recognizing no deferred tax asset because it did not have a sufficient history of profitable operations to support the recognition of the asset. Since the Canadian entity has established a sufficient history of profitability and projects continuing profits, the valuation allowance against the Canadian net operating loss carryforward was reduced in the fourth quarter of fiscal year 2014 by $4.5 million to recognize the portion of net operating loss carryforwards projected to be utilized prior to expiration. As of June 30, 2014, the remaining valuation allowance on the Canadian deferred tax asset totaled $1.4 million.

As of June 30, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $30.3 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. For tax year June 30, 2014, it is projected that approximately $2.4 million of net operating loss carryforwards will be utilized to offset taxable income.

In addition, as of June 30, 2014, the Company had foreign net operating loss carryforwards of approximately $14.8 million available to reduce future taxable income; however approximately $4.0 million is expected to expire by December 31, 2014 and the balance will expire between 2028 and 2031.

The Company maintains a valuation allowance of $9.7 million for it and its United States subsidiaries due to the expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Rand Worldwide’s Canadian subsidiary, Rand A Technology Corporation, underwent an audit by the Canadian Revenue Authority for tax years 2005 through 2009. The audit has been concluded and adjustments resulting from the audit were not material to the financial statements.

Discontinued Operations

	Years ended
	June 30, 2014	June 30, 2013
Loss from discontinued operations, net of tax of $0	$—	$(241,000)
Loss on sales of discontinued operations, net of tax of $0 and $0	$(463,000)	$(370,000)

The Company disposed of its operations in Singapore, Malaysia and Australia during May and June of 2013 as detailed in Note 15. The disposals resulted in losses of $463,000 and $370,000 during the fiscal years 2014 and 2013, respectively.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings from the bank under its credit line as of June 30, 2014 and June 30, 2013 and did not utilize the line during its third and fourth fiscal quarters. The Company’s U.S. trade accounts receivable are pledged as collateral against the line of credit and the line expires on November 30, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 92% of its product from one principal supplier and its distributors, which provide the Company with credit to finance those purchases.

For the year ended June 30, 2014, net cash provided by operating activities was $9,406,000, compared with cash provided by operating activities of $4,645,000 during the year ended June 30, 2013. The increase was due mainly to the Company’s increased profitability along with a small net difference in various balance sheet accounts.

Approximately $1,059,000 of cash was used in investing activities during the year ended June 30, 2014 compared to $1,632,000 of cash used in investing activities during the year ended June 30, 2013. The main change in the use of cash in the prior fiscal year was the acquisition of its CFD business. The Company did not have any acquisitions in the current fiscal year.

For the year ended June 30, 2014, net cash used in financing activities was $42,000 compared to $3,534,000 of net cash used in financing activities during the year ended June 30, 2013. The difference resulted mainly from little activity in the Company’s line of credit during the current fiscal year compared to net paydowns of $3.1 million during the prior fiscal year. Additionally, the Company received $348,000 in proceeds upon the exercise of stock options during the current fiscal year compared with $3,000 in proceeds during the prior fiscal year.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2014 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the fiscal year ended June 30, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2014. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the sections of the definitive Proxy Statement of the Company to be filed with the SEC in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) entitled, “ELECTION OF DIRECTORS (Proposal 1)”, “EXECUTIVE OFFICERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the sections of the Proxy Statement entitled “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of June 30, 2014, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	3,311,745	$0.83	1,388,641
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,311,745	$0.83	1,388,641

(1)	This amount represents shares of stock that may be issued under (a) the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate, and (b) the Rand Worldwide, Inc. Omnibus Equity Compensation Plan, which, in addition to stock options, permits the grant of stock awards, stock units, performance units, and other stock-based awards in the amounts and types to be determined by the Board of Directors and/or its Compensation Committee.

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

(c). Financial Statement Schedule – Schedule II

Rand Worldwide, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended June 30, 2014:
Deducted from assets accounts:
Allowance for doubtful accounts	$253,000	$130,000	$—		$(172,000	)(1)	$211,000
Valuation allowance for net deferred tax assets	$9,725,000	$(3,836,000)	$5,140,000	(2)	$—		$11,029,000

Year Ended June 30, 2013:
Deducted from assets accounts:
Allowance for doubtful accounts	$405,000	$110,000	$(117,000	)(3)	$(145,000	)(1)	$253,000
Valuation allowance for net deferred tax assets	$11,691,000	$(997,000)	$(449,000	)(2)	$(520,000	)(3)	$9,725,000

(1)	Uncollectible accounts written off, net of recoveries
(2)	Change in valuation allowance, net of temporary differences as discussed in Footnote 11 of the accompanying financial statements
(3)	Write-off from disposal of foreign subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RAND WORLDWIDE, INC.

Date: September 29, 2014	By:	/s/ Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Charpie	By:	/s/ Marc L. Dulude
	Director September 29, 2014		Director and Chief Executive Officer (Principal Executive Officer) September 29, 2014

By:	/s/ Peter H. Kamin	By:	/s/ Manu Parpia
	Director September 29, 2014		Director September 29, 2014

By:	/s/ Lawrence Rychlak	By:	/s/ Charles D. Yie
	Director, President and Chief Financial Officer (Principal Financial and Accounting Officer) September 29, 2014		Director September 29, 2014

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report is not subject to attestation pursuant to Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company, as a “smaller reporting company”, to provide only this management’s report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework). Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective.

September 29, 2014

/s/ Marc L. Dulude	/s/ Lawrence Rychlak
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Rand Worldwide, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2014. Company management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 29, 2014

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2014	2013
Assets
Current assets:
Cash	$9,557,000	$1,214,000
Accounts receivable, less allowance of $211,000 and $253,000 in 2014 and 2013	15,290,000	13,097,000
Income tax receivable	1,088,000	851,000
Other receivables	922,000	2,227,000
Inventory	101,000	27,000
Prepaid expenses and other current assets	2,021,000	2,520,000
Deferred tax assets	119,000	141,000

Total current assets	29,098,000	20,077,000

Property and equipment:
Computer software and equipment	8,160,000	8,432,000
Office furniture and equipment	1,444,000	1,900,000
Leasehold improvements	579,000	685,000

	10,183,000	11,017,000
Less accumulated depreciation and amortization	(7,600,000)	(8,379,000)

	2,583,000	2,638,000
Customer list, net of accumulated amortization of $7,173,000 and $6,648,000 in 2014 and 2013	2,981,000	3,586,000
Goodwill	16,758,000	17,700,000
Trade name, net of accumulated amortization of $1,549,000 and $1,247,000 in 2014 and 2013	2,382,000	2,684,000
Deferred income taxes	4,732,000	1,245,000
Other assets	223,000	236,000

Total assets	$58,757,000	$48,166,000

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,
	2014	2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,901,000	$7,458,000
Accrued compensation and related benefits	1,973,000	1,453,000
Deferred revenue	4,227,000	4,255,000
Obligations under capital leases	188,000	294,000
Income tax payable	796,000	—

Total current liabilities	16,085,000	13,460,000

Long-term liabilities:
Obligations under capital leases	147,000	322,000
Other long-term liabilities	205,000	1,184,000

Total liabilities	16,437,000	14,966,000
Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding at June 30, 2014 and June 30, 2013; aggregate liquidation preference of $1,093,000 at June 30, 2014 and June 30, 2013	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 54,491,296 and 54,000,186 at June 30, 2014 and June 30, 2013, respectively	545,000	540,000
Additional paid-in capital	66,028,000	65,497,000
Accumulated deficit	(25,205,000)	(33,799,000)
Accumulated other comprehensive income	948,000	958,000

Total stockholders’ equity	42,320,000	33,200,000

Total liabilities and stockholders’ equity	$58,757,000	$48,166,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended
	June 30, 2014	June 30, 2013
Revenues:
Product sales	$47,822,000	$41,869,000
Service revenue	23,480,000	21,764,000
Commission revenue	20,294,000	18,870,000

Total revenue	91,596,000	82,503,000

Cost of revenue:
Cost of product sales	30,547,000	26,282,000
Cost of service revenue	15,763,000	14,540,000

Total cost of revenue	46,310,000	40,822,000

Gross margin	45,286,000	41,681,000

Other operating expenses:
Selling, general and administrative	35,902,000	35,111,000
Impairment of goodwill and intangible assets	1,000,000	—
Change in the value of contingent consideration	(1,089,000)	—
Depreciation and amortization	1,915,000	1,891,000

Total operating expenses	37,728,000	37,002,000

Operating income	7,558,000	4,679,000

Other expense:
Interest expense	158,000	304,000
Currency exchange losses	70,000	110,000
Other expense	(4,000)	62,000

	224,000	476,000

Income from continuing operations before income taxes	7,334,000	4,203,000
Income tax (benefit) expense	(1,723,000)	1,691,000

Income from continuing operations	9,057,000	2,512,000
Loss from discontinued operations, net of tax	—	(241,000)
Loss on sale of discontinued operations, net of tax	(463,000)	(370,000)

Net income	8,594,000	1,901,000
Preferred stock dividends	(109,000)	(109,000)

Net income available to common stockholders	$8,485,000	$1,792,000

Earnings (loss) per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.17	$0.04
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings per common share attributable to common shareholders – basic	$0.16	$0.03

Earnings (loss) per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.16	$0.04
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings per common share attributable to common shareholders – diluted	$0.15	$0.03

Shares used for computing income per common share:
Weighted average shares used in computation—basic	54,210,555	53,951,438
Weighted average shares used in computation—diluted	57,039,061	55,102,436
See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended
	June 30, 2014	June 30, 2013
Net income	$8,594,000	$1,901,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain	(10,000)	(102,000)

Comprehensive income	$8,584,000	$1,799,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2012	385,357	$4,000	53,493,077	$535,000	$64,947,000	$(35,700,000)	$1,060,000	$30,846,000
Stock based compensation	—	—	—	—	261,000	—	—	261,000
Preferred stock dividends	—	—	—	—	(109,000)	—	—	(109,000)
Issuance of common stock upon the exercise of options	—	—	9,597	—	3,000	—	—	3,000
Issuance of common stock for acquisition	—	—	497,512	5,000	395,000	—	—	400,000
Foreign currency translation adjustment	—	—	—	—	—	—	(102,000)	(102,000)
Net income	—	—	—	—	—	1,901,000	—	1,901,000

Balance at June 30, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$(33,799,000)	958,000	$33,200,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at July 1, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$(33,799,000)	958,000	$33,200,000
Stock based compensation	—	—	—	—	297,000	—	—	297,000
Preferred stock dividends	—	—	—	—	(109,000)	—	—	(109,000)
Issuance of common stock upon the exercise of options	—	—	491,110	5,000	343,000	—	—	348,000
Foreign currency translation adjustment	—	—	—	—	—	—	(10,000)	(10,000)
Net income	—	—	—	—	—	8,594,000	—	8,594,000

Balance at June 30, 2014	385,357	$4,000	54,491,296	$545,000	$66,028,000	$(25,205,000)	948,000	$42,320,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$8,594,000	$1,901,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	130,000	110,000
Depreciation and amortization	1,915,000	1,891,000
Impairment of goodwill and intangible assets	1,000,000	—
Change in the value of contingent consideration	(1,089,000)	—
Stock-based compensation	297,000	261,000
Deferred income taxes	(3,465,000)	1,268,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,018,000)	3,659,000
Income tax receivable	(237,000)	(570,000)
Inventory	(74,000)	80,000
Prepaid expenses and other current assets	499,000	(436,000)
Other assets	13,000	134,000
Accounts payable and accrued expenses	1,844,000	(3,030,000)
Accrued compensation and related benefits	520,000	(351,000)
Deferred revenue	(28,000)	(411,000)
Income taxes payable	796,000	—
Other long-term liabilities	(291,000)	139,000

Net cash provided by operating activities	9,406,000	4,645,000

Cash flows from investing activities
Purchases of property and equipment	(1,059,000)	(1,032,000)
Purchase of Informative Design Partners	—	(600,000)

Net cash used in by investing activities	(1,059,000)	(1,632,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	78,680,000	63,992,000
Repayment of borrowings under line of credit	(78,680,000)	(67,132,000)
Principal payments on capital lease obligations	(281,000)	(288,000)
Proceeds from issuance of common stock to employees	348,000	3,000
Payment of preferred stock dividends	(109,000)	(109,000)

Net cash used in financing activities	(42,000)	(3,534,000)
Effect of exchange rate changes on cash from continuing operations	38,000	55,000

Net change in cash	8,343,000	(466,000)
Cash—beginning of year	1,214,000	1,680,000

Cash—end of year	$9,557,000	$1,214,000

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

Inventory

Inventory consists of packaged computer hardware and software and is stated at the lower of first-in, first-out cost, or market.

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

Impairment of Long-Lived Assets Excluding Goodwill

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. During the fiscal year ended June 30, 2014, the Company recorded impairment charges of $80,000 against its acquired customer list of the CFD consulting business that was acquired in July 2012.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with Financial Standards Accounting Board Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill is subject to annual impairment tests or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

During the fiscal year ended June 30, 2014, the Company recorded impairment charges of $920,000 against its goodwill of the CFD consulting business that was acquired in July 2012. While the CFD business is consistently profitable and experiencing growth in revenue, its earnings have been less than the levels forecasted at the time of the acquisition. Following an assessment of the fair value of the CFD business, impairment charges were recorded to reduce the book value of goodwill.

The change in the carrying amount of goodwill during the twelve months ended June 30, 2014 is as follows:

Balance as of June 30, 2013	$17,700,000
Impairment charges	(920,000)
Effect of foreign currency translation	(22,000)

Balance as of June 30, 2014	$16,758,000

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

Revenue Recognition and Accounts Receivable

The Company’s revenue recognition policies are in accordance with ASC 985-685, Software – Revenue Recognition, and ASC 605-20, Revenue Recognition.

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

The Company earns a rebate from its primary supplier, Autodesk, for its qualifying renewal subscriptions, which increase gross profits and the corresponding commission revenues on such sales. The rebates on renewal subscriptions are paid monthly and are accrued in accordance with ASC 605-50, Customer Payments and Incentives, in the month the underlying sales are posted.

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

Product Returns

The Company’s arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. As of June 30, 2014 and June 30, 2013, the Company had no reserve recorded for product returns because such returns have historically been insignificant.

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

Cost of Product Sales

Cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns a volume-based rebate from its primary supplier, Autodesk, paid monthly as a percentage of qualifying purchases. The rebate percentage is established based on the level of new product and subscription purchases as measured against quarterly targets developed by Autodesk. These rebates serve to reduce the cost of product sales. The Company accrues its rebates the month the underlying sales are posted, in accordance with ASC 605-50, Customer Payments and Incentives. The Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range from period to period.

Cost of Service Revenue

Cost of service revenue consists primarily of direct employee compensation of all service personnel, the cost of subcontracted services and direct expenses billable to customers. Cost of service revenue does not include an allocation of overhead costs.

Advertising and Marketing Costs

The Company’s marketing activities performed and executed over the course of the year include public relations, tradeshows, email campaigns, social media, website development and enhancement, marketing automation initiatives, virtual events, advertising and promotions as well as ongoing branding efforts. The Company receives funding from its primary vendor, Autodesk, which offsets a portion of the costs incurred for marketing and advertising. Marketing and advertising costs are expensed as incurred, net of vendor funding and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, were immaterial for the years ended June 30, 2014 and June 30, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and foreign currency translation adjustments. During the years ended June 30, 2014 and June 30, 2013, unrealized foreign currency translation losses of $10,000 and $102,000, respectively, were recorded in accumulated other comprehensive income within stockholders’ equity.

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

In addition, for the years ended June 30, 2014 and June 30, 2013, realized currency transaction losses from operations of $70,000 and $110,000, respectively, were recorded in the statement of operations.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $32,000 and $81,000, and paid federal and state taxes of approximately $182,000 and $124,000, respectively, for the years ended June 30, 2014 and June 30, 2013.

In connection with the acquisition of Informative Design Partners (“IDP”) on July 31, 2012, the Company issued 497,512 shares of its common stock with a value of $400,000.

3. Business Combinations

Acquisition of Informative Design Partners

On July 31, 2012, the Company acquired certain assets of Informative Design Partners for an initial payment of $1 million, comprised of $600,000 in cash and $400,000 in common stock, plus contingent consideration to be paid over three years based on earnings achieved from the acquired business.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings under its credit line as of June 30, 2014 and June 30, 2013. The Company has pledged its U.S. trade accounts receivable as collateral to secure payment under the line of credit. The line expires on November 30, 2014.

5. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2014 and 2013:

	June 30
	2014	2013
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 384,495 shares outstanding at June 30, 2014 and 2013; aggregate liquidation preference of $231,000 at June 30, 2014 and 2013,	$4,000	$4,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 862 shares outstanding at June 30, 2014 and 2013; aggregate liquidation preference of $862,000 at June 30, 2014 and 2013, respectively	—	—

Total Preferred Stock	$4,000	$4,000

Convertible Preferred Stock

In 2004, the Company issued 813,050 shares of Series D Convertible Preferred Stock for cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. At June 30, 2014 and 2013, 384,495 shares of Series D Convertible Preferred Stock were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2014, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

Liquidation Preference- In the event of a liquidation, dissolution or winding up of the Company, the holders of Series D shares are entitled to receive for each share, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to $0.30 per share plus all accumulated but unpaid dividends. If upon the occurrence of such event, the assets and funds thus distributed among the holders are insufficient to permit the payment of the preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the preferred stockholders.

In July 2005, the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. At June 30, 2014 and 2013, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2014, the conversion rate would yield 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

6. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through equity compensation plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of June 30, 2014 and 2013, 5,407,529 and 5,584,413 shares of common stock, respectively, were issuable upon the conversion or exercise of options and preferred stock. For the years ended June 30, 2014 and 2013, 272,750 and 1,850,651 shares of common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The following summarizes the computations of basic and diluted earnings per common share:

	Years ended
	June 30, 2014	June 30, 2013
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$9,057,000	$2,512,000
Payment of preferred stock dividends	(109,000)	(109,000)

Net income from continuing operations available to common stockholders	8,948,000	2,403,000
Loss from discontinued operations, net of tax	—	(241,000)
Loss on disposition of discontinued operations, net of tax	(463,000)	(370,000)

Net income available to common stockholders	$8,485,000	$1,792,000

Weighted average shares used in computing basic net earnings per share:	54,210,555	53,951,438
Assumed conversion of preferred stock	2,095,784	769,630
Effect of outstanding stock options	732,722	381,368

Weighted average shares used in computing diluted net earnings per share:	57,039,061	55,102,436

Earnings (loss) per common share attributable to common stockholders – basic
Income from continuting operations per common share	$0.17	$0.04
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings per common share attributable to common shareholders – basic	$0.16	$0.03

Earnings (loss) per common share attributable to common stockholders – diluted
Income from continuting operations per common share	$0.16	$0.04
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings per common share attributable to common shareholders – diluted	$0.15	$0.03

7. Intangible Assets

The following is a summary of the carrying amount, accumulated amortization and the resulting net book value of intangible assets:

June 30, 2014

	Carrying amount	Accumulated amortization	Impairment charge	Net book value
Customer list	$10,234,000	$7,173,000	$80,000	$2,981,000
Trade name	3,931,000	1,549,000	—	2,382,000
Intellectual property	1,324,000	1,324,000	—	—

Total intangible assets	$15,489,000	$10,046,000	$80,000	$5,363,000

June 30, 2013

	Carrying amount	Accumulated amortization	Impairment charge	Net book value
Customer list	$10,234,000	$6,648,000	$—	$3,586,000
Trade name	3,931,000	1,247,000	—	2,684,000
Intellectual property	1,324,000	1,324,000	—	—

Total intangible assets	$15,489,000	$9,219,000	$—	$6,270,000

While the CFD business is consistently profitable and experiencing growth in revenue, its earnings have been less than the levels forecasted at the time of the acquisition. Following an assessment of the fair value of the CFD business, impairment charges were recorded to reduce the book value of goodwill and the value of the acquired customer list.

Amortization expense for intangible assets for the years ended June 30, 2014 and June 30, 2013 was $828,000 and $845,000, respectively. Future estimated amortization expense for intangibles assets is as follows: $781,000 in 2015, $752,000 in 2016, $709,000 in 2017, $431,000 in 2018, $377,000 in 2019 and $2,313,000 thereafter.

8. Director and Employee Stock Compensation Plans

Employee Stock Option Plans

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). The Compensation Committee of the Company’s Board of Directors administers the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant, under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries. Although the term of the 2002 Option Plan has expired, it will continue to govern all options granted thereunder until such options are exercised, expire or are forfeited in accordance with their terms.

The Company recorded and included in selling, general and administrative expenses, $297,000 and $261,000 of stock compensation expense for the years ended June 30, 2014 and June 30, 2013, respectively.

The following are the assumptions made in computing the fair value of stock-based awards:

	Year Ended June 30 2014	Year Ended June 30 2013
Average risk-free interest rate	2.031%	0.72% – 2.22%
Dividend yield	0%	0%
Expected life	5 years	5 – 6.25 years
Expected volatility	.50	.50 – .56
Weighted average fair value of granted options	$ 0.51	$ 0.60

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

A summary of stock option activity during the year ended June 30, 2014 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2013	3,488,629	$0.77
Granted	1,053,360	1.00
Exercised	(491,110)	0.71
Forfeited	(673,026)	0.86
Expired	(66,108)	0.62

Outstanding at June 30, 2014	3,311,745	$0.83	$1,227,000

Exercisable at June 30, 2014	1,960,591	$0.80	$798,000

Weighted-average remaining contractual life	6.4 Years

The aggregate intrinsic value of options exercised was $204,000 and $4,000 during the years ended June 30, 2014 and 2013, respectively.

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2014 ranged from $0.50 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.50 – 0.75	1,454,385	$0.69	6.4 years	1,115,485	$0.68	6.3 years
0.76 – 1.00	1,584,610	0.89	8.2 years	647,356	0.86	7.5 years
1.01 – 1.71	272,750	1.22	3.8 years	197,750	1.24	1.6 years

	3,311,745			1,960,591

Assuming that no additional share-based payments are granted after June 30, 2014, $556,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 2.5 years.

9. Shares Reserved for Future Issuance

At June 30, 2014, the Company has reserved 1,388,641 shares of common stock for future issuance upon the exercise of stock options granted under the Stock Option Plan, the vesting of restricted stock awards and the conversion of Series D Stock, and Series E Stock.

10. Fair Value Measurements

Our balance sheets include non-financial assets and liabilities that are measured at fair value on a non-recurring basis. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

Level 1 – defined as observable inputs such as quoted prices in active markets for identical assets;

Level 2 – defined as observable inputs other than Level I prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis. Property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis (upon impairment). The intangible assets in the table below are measured at fair value on a non-recurring basis and are presented at fair value as of the date of impairment.

On July 31, 2012, the Company acquired certain assets of Informative Design Partners, a CFD consulting business. While the CFD business is consistently profitable and experiencing growth in revenue, its earnings have been less than the levels forecasted at the time of the acquisition. As a result, the Company concluded that the carrying value of the CFD business exceeded its fair value as of June 30, 2014 and recorded an impairment charge of approximately $1.0 million to reduce the book value of goodwill and the value of the acquired customer list. The Company used several methods to calculate the fair values, including discounted projected cash flows and multiples of historical earnings (all of which are Level 3 inputs according to FASB ASC 820, Fair Value Measurement).

Part of the acquisition price for the CFD consulting business includes contingent consideration to be paid in future years based upon whether the CFD business achieves certain earnings targets in those years. At the time of the acquisition, the Company estimated the value of future contingent consideration payments. Because the historical earnings of the CFD business have been less than those earnings targets, the Company reduced its estimate of the remaining liability for contingent consideration recorded and recorded an adjustment during the current fiscal year to reflect the reduced liability for contingent consideration

The following table represents the fair value hierarchy for non-financial assets measured at fair value on a non-recurring basis at June 30, 2014:

	Level 1	Level 2	Level 3	Total
Intangible assets
Customer list	$—	$—	$438,000	$438,000

Total	$—	$—	$438,000	$438,000

The carrying fair value of the Company’s CFD related customer list reflects a reduction in value of approximately $80,000, as a result of an impairment loss recognized in the year ended June 30, 2014. This asset is included in “Customer list” in the accompanying consolidated balance sheets.

11. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years ended
	June 30, 2014	June 30, 2013
Domestic	$6,132,000	$3,671,000
Foreign	1,202,000	532,000

Total	$7,334,000	$4,203,000

The components of the income tax provision (benefit) are as follows:

	Years ended
	June 30, 2014	June 30, 2013
Federal tax	$(809,000)	$1,447,000
State tax	(914,000)	244,000

Total	$(1,723,000)	$1,691,000

	Years ended
	June 30, 2014	June 30, 2013
Current	$1,742,000	$354,000
Deferred	(3,465,000)	1,337,000

Total	$(1,723,000)	$1,691,000

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended
	June 30, 2014	June 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$14,681,000	$16,126,000
Capital loss carryforwards	1,674,000	1,674,000
Accrued expenses	193,000	185,000
Expenses not currently deductible	100,000	154,000
Excess of book over tax depreciation	642,000	49,000
Excess of book over tax amortization	899,000	602,000
Deferred revenue	—	2,000
Other asset	3,000	—
Foreign tax benefit	82,000	82,000

Total deferred tax assets	18,274,000	18,874,000

Deferred tax liabilities:
Intangible assets	2,194,000	2,333,000
Excess of tax over book depreciation	185,000	—
Other liabilities	15,000	21,000

Total deferred tax liabilities	2,394,000	2,354,000

Deferred tax assets, net of liabilities	$15,880,000	$16,520,000
Valuation allowance	(11,029,000)	(15,134,000)

Net deferred tax asset	$4,851,000	$1,386,000

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Years ended
	June 30, 2014	June 30, 2013
Expected federal income tax expense from continuing operations at 34%	$2,494,000	$1,429,000
Expenses not deductible for income tax purposes	239,000	159,000
Amendment of prior year return	(66,000)	(67,000)
Taxable income from divestiture of foreign subsidiaries	—	260,000
State income taxes, net of federal benefit	238,000	161,000
Current year utilization of deferred tax asset	(462,000)	—
Difference in conversion rate	(61,000)	—
Change in valuation allowance for deferred tax assets	(4,105,000)	(251,000)

Income tax (benefit) expense	$(1,723,000)	$1,691,000

As of June 30, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $30.3 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. For tax year June 30, 2014, it is projected that approximately $2.4 million of net operating loss carryforwards will be utilized to offset taxable income. The remaining $4.6 million will be carried forward and will begin to expire in 2019.

In addition, as of June 30, 2014, the Company had foreign net operating loss carryforwards of approximately $14.8 million available to reduce future taxable income; however, approximately $4.0 million of these loss carryforwards is expected to expire by December 31, 2014 and the balance will expire between 2028 and 2031.

The United States entities maintain a valuation allowance of $9.7 million due to expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Rand Worldwide’s Canadian subsidiary, Rand A Technology Corporation, underwent an audit by the Canadian Revenue Authority for tax years 2005 through 2009. The audit has been concluded and adjustments resulting from the audit were not material to the financial statements.

12. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2021, and generally do not contain significant renewal options. Rent expense under operating leases for the years ended June 30, 2014 and June 30, 2013 was $2.3 million and $2.2 million, respectively. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2014:

Year ending June 30:
2015	$2,459,000
2016	1,811,000
2017	1,307,000
2018	820,000
2019	441,000
Thereafter	227,000

Total minimum lease payments	$7,065,000

Capital Leases

The Company leases computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $335,000 as of June 30, 2014, with approximately $188,000 representing the short-term balance of the lease and shown as Obligations under capital leases in the accompanying balance sheets. Payments for the leases are made either monthly or quarterly through September 2016 and depreciation expense on this equipment was approximately $363,000 as of June 30, 2014. Future minimum payments consisted of the following at June 30, 2014:

Year ending June 30:
2015	$205,000
2016	137,000
2017	24,000

Total minimum lease payments	366,000
Less:
Taxes	18,000
Imputed interest	13,000

Present value of future minimum lease payments	$335,000

Litigation

The Company is party to various litigation matters that management considers routine and incidental to the Company’s business. As of June 30, 2014 and June 30, 2013, the Company had accrued no material amounts related to these matters.

Guarantees

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to the performance of services; vendors in connection with guarantees of expenses incurred by employees in the normal course of business; former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies; vendors or principals in connection with performance under asset or share purchase and sale agreements and performance under credit facilities and other agreements of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. In addition, the Company is party to a guarantee with its largest vendor, Autodesk, in relation to all of the Company’s subsidiaries’ obligations to Autodesk. The Company has recorded no accrued liability related to these Agreements, based on its historical experience and information known as of June 30, 2014.

13. Employee Benefit Plans

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company, or its wholly-owned subsidiaries, who have completed three months of service. Participants may elect a pre-tax payroll deduction up to IRS maximums. As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan year ended December 31, 2013. The Company also has a retirement savings plan (“RSP”) that covers substantially all Canadian-based employees of the Company and its wholly-owned subsidiaries. Upon hire, participants may elect a pre-tax payroll deduction, subject to limitations as prescribed by the Canadian Revenue Agency. The RSP provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants who have completed 12 months of service. The total amount recorded by the Company as expense, under both plans, during the years ended June 30, 2014 and June 30, 2013 was approximately $900,000 and $787,000, respectively.

14. Significant Supplier

Approximately 96% and 97%, respectively, of the Company’s inventory purchases for the years ended June 30, 2014 and 2013 were from one vendor and its distributors, and approximately 89% of accounts payable at June 30, 2014 and 2013 were due to this vendor and its distributors. Approximately 95% of the Company’s total product revenues are related to this supplier’s products. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2013. The agreement has a term of three years and designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

15. Discontinued Operations

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company. The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Years ended
	June 30, 2014	June 30, 2013
Revenues	$—	$7,281,000
Loss from discontinued operations, net of tax of $0	—	241,000
Loss on sale or disposition of discontinued operations, net of tax of $0 and $0	463,000	370,000

16. Liquidity and Capital Resources

The Company had a working capital surplus of $13,013,000 and $6,617,000 as of June 30, 2014 and June 30, 2013, respectively.

17. Segment Information

The Company’s chief operating decision maker, its chief executive officer, reviews operating results and analyses and makes resource allocation decisions between its three divisions: IMAGINiT, Enterprise Applications, and ASCENT. The Company does not separately accumulate and report asset information by segment, nor does it have any material inter-segment revenue.

The IMAGINiT division provides Autodesk solutions and value-added services to customers in the manufacturing, infrastructure, building, and media and entertainment industries.

The Enterprise Applications offers various products and services including data governance solutions, facilities management solutions and 3DExperience products from Dassault Systèmes as well as training solutions for Dassault Systèmes and PTC products.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools.

The following tables illustrate certain financial information about these segments in the corresponding fiscal periods:

Year Ended June 30, 2014:

	IMAGINiT	Enterprise Applications	ASCENT	Total
Revenue-
Product sales	$44,018,000	$998,000	$2,806,000	$47,822,000
Service revenue	15,318,000	8,087,000	75,000	23,480,000
Commission revenue	20,152,000	142,000	—	20,294,000

Total revenue	79,488,000	9,227,000	2,881,000	91,596,000

Cost of revenue-
Cost of product sales	28,571,000	556,000	1,420,000	30,547,000
Cost of service revenue	10,679,000	5,036,000	48,000	15,763,000

Total cost of revenue	39,250,000	5,592,000	1,468,000	46,310,000

Gross Margin	40,238,000	3,635,000	1,413,000	45,286,000
Total operating expenses	31,453,000	5,283,000	992,000	37,728,000

Operating income	8,785,000	(1,648,000)	421,000	7,558,000

Other expense, net	194,000	22,000	8,000	224,000

Income from continuing operations before income taxes	8,591,000	(1,670,000)	413,000	7,334,000
Income tax expense (benefit)	(1,149,000)	(673,000)	99,000	(1,723,000)

Income from continuing operations	$9,740,000	$(997,000)	$314,000	$9,057,000

Year Ended June 30, 2013:

	IMAGINiT	Enterprise Applications	ASCENT	Total
Revenue-
Product sales	$38,475,000	$561,000	$2,833,000	$41,869,000
Service revenue	14,920,000	6,805,000	39,000	21,764,000
Commission revenue	18,735,000	135,000	—	18,870,000

Total revenue	72,130,000	7,501,000	2,872,000	82,503,000

Cost of revenue-
Cost of product sales	24,709,000	261,000	1,312,000	26,282,000
Cost of service revenue	10,409,000	4,115,000	16,000	14,540,000

Total cost of revenue	35,118,000	4,376,000	1,328,000	40,822,000

Gross Margin	37,012,000	3,125,000	1,544,000	41,681,000
Total operating expenses	31,226,000	4,927,000	849,000	37,002,000

Operating income	5,786,000	(1,802,000)	695,000	4,679,000

Other expense, net	442,000	17,000	17,000	476,000

Income from continuing operations before income taxes	5,344,000	(1,819,000)	678,000	4,203,000
Income tax expense (benefit)	2,054,000	(627,000)	264,000	1,691,000

Income from continuing operations	$3,290,000	$(1,192,000)	$414,000	$2,512,000

18. Subsequent Events

Recapitalization

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This planned recapitalization process will be accomplished through a tender offer whereby the Company will offer to buy back up to 27,530,816 common shares from its current shareholders for a price of $1.20 per share. The repurchase will be financed through new bank loans as well as the Company’s existing cash surplus. The Company has received a commitment letter from JP Morgan Chase Bank (“Chase”) to lend up to $35 million to fund the buy back.

The new debt from Chase will be comprised of two credit facilities. The first is a five-year $10 million line of credit, secured by all assets of the Company with borrowing levels subject to borrowing base limits. The interest rate on the line of credit will be the LIBOR rate, plus a margin of 2.5%. The second facility is a five-year term loan of up to $25 million, based upon the final financing requirements of the tender offer. The interest rate on the term loan will be the LIBOR rate, plus a margin of 3.15%. The new loans will contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization.

Sale of Rand Secure Data Division

During September of 2014, the Company spun off its Rand Secure Data division into a separate subsidiary and sold the stock of the newly formed subsidiary for $500,000 in cash, resulting in an estimated loss of $1.1 million.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among Avatech Solutions, Inc., ASRW Acquisition Sub, Inc., Rand Worldwide, Inc. and RWWI Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vii)	Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.1 (xvi)	Certificate of Amendment of Restated Certificate of Incorporation of Avatech Solutions, Inc., changing Avatech’s name to Rand Worldwide, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by Rand Worldwide, Inc. on May 16, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

4.2	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Rand Worldwide, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quartered ended December 31, 2012 filed by Rand Worldwide, Inc. on February 14, 2013)

10.10	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.11	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated
March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 4, 2011)

10.12	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Employment Agreement between Robert F. Heeg and Rand Worldwide, Inc. dated May 16, 2008 (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K of Rand Worldwide, Inc. filed on September 28, 2011)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.15	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.16	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.17	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.18	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.19	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.20	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.21	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.22	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 20, 2010)

10.23	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.25 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.24	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.25	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.26	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.27	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 31, 2010 by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on January 5, 2011)

10.28	Committed Line of Credit Note, dated as of February 28, 2012, issued by Rand Worldwide, Inc. and Rand A Technology Corp. to the order of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.29	Financing and Security Agreement, dated as of February 28, 2012, by and among PNC Bank, National Association, Rand Worldwide, Inc. and Rand A Technology Corp (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.30	Form of Guaranty and Security Agreement, dated as of February 28, 2012, by Rand Worldwide Subsidiary, Inc. and Rand Worldwide Foreign Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.31	Loan Document Modification Agreement dated April 12, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 12, 2013)

10.32	Autodesk Authorized Value Added Reseller Agreement between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc, dated February 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on September 6, 2013)

10.33	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.34	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

23.1	Consent of Stegman & Company (filed herewith)

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

101.INS	XBRL Instance Document. (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document. (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (furnished herewith)