Form 10-K/A
period 2014-06-30
RAND WORLDWIDE INC
filed 2014-10-29
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of common stock outstanding as of October 22, 2014 was 54,491,296.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Rand Worldwide, Inc. (the “Company”, “us” and “our”) on Form 10-K for the year ended June 30, 2014, which was initially filed with the Securities and Exchange Commission (the “SEC) on September 29, 2014 (the “Original Filing”), is being filed to amend Part III of Form 10-K to include the information required thereby. At the time the Original Filing was filed with the SEC, the Company intended to include such information in its definitive proxy statement for the 2014 annual meeting of stockholders (the “Proxy Statement”) and incorporate such information into the Original Filing by reference to the Proxy Statement in reliance on General Instruction G(3) to Form 10-K, but the Company has since determined that it will not file the Proxy Statement within 120 days of June 30, 2014. Pursuant to Exchange Act Rule 12b-15, new certifications by the Company’s principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1, so Item 15 of Part IV and the Exhibit Index of the Original Filing have also been amended.

Except as expressly provided in this Amendment No. 1 on Form 10-K/A, this Amendment No. 1 speaks as of the date of the Original Filing and the Company has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-K/A is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date oo which the Original Report was filed.

RAND WORLDWIDE, INC.

FORM 10-K/A (AMENDMENT NO. 1)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company has six directors. Certain information regarding the directors, including their names, ages as of the October 22, 2014, and principal occupations and business experience for the past five years, is set forth below. The Company’s Chief Executive Officer and its President and Chief Financial Officer are also directors.

Name	Age	Director Since
Richard A. Charpie	62	August 2010
Marc L. Dulude	54	August 2010
Peter H. Kamin	52	March 2012
Manu Parpia	64	March 2011
Lawrence Rychlak	58	September 2013
Charles D. Yie	56	August 2010

RICHARD A. CHARPIE, PhD — Dr. Charpie joined the Board in connection with the the merger of a separate Delaware corporation known as Rand Worldwide, Inc. (“pre-merger Rand Worldwide”) with and into the Company, then known as Avatech Solutions, Inc. (the “Merger”), which occurred on August 17, 2010. At that time, he was also elected Chairman of the Board and remained in that role until September 2013. He has more than 30 years of private equity experience and is a Managing Partner of Ampersand Capital, a private equity firm (“Ampersand”), which, through its associated funds (the “Amerpsand Funds”), is currently the largest equity owner of RWWI Holdings, LLC (“RWWI”), the sole stockholder of pre-merger Rand Worldwide. Dr. Charpie joined Ampersand’s predecessor in 1980 and led its activities beginning in 1983. He has served as a director of more than 35 companies and as Chairman of more than 10 companies. He holds an M.S. degree in Physics and a Ph.D. in Economics and Finance, both from the Massachusetts Institute of Technology. He served on the board of directors of the pre-merger Rand Worldwide immediately prior to the Merger.

MARC L. DULUDE — Mr. Dulude became a director and Chief Executive Officer of the Company in connection with the Merger and became Chairman of the Board in September 2013. From April 1, 2009 through the date of the Merger, Mr. Dulude was the President, Chief Executive Officer, and Chairman of the Board of the pre-merger Rand Worldwide. Prior to the Company and since 2002, Mr. Dulude was a General Partner with Ampersand. Before Ampersand, Mr. Dulude spent six years at Moldflow Corporation, a product design simulation software company, where he was Chairman, President and CEO. Mr. Dulude has nearly two decades of experience as a senior information technology executive, including serving as Senior VP of Marketing at Parametric Technology Corporation (NASDAQ: PMTC), a product lifecycle management company, and in various positions at Nortel, a telecommunications company. Mr. Dulude holds a M.Eng. Degree in Mechanical Engineering from Carleton University. Mr. Dulude is on the board of directors of Kortec, Inc., a PET packaging equipment manufacturing company.

PETER H. KAMIN — Mr. Kamin joined the Board of Directors in March 2012. He is the founder and Managing Partner of 3K Limited Partnership. For the previous 11 years, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Mr. Kamin is presently a Director of Ambassadors Group, Inc., MAM Software Group, Inc., Tile Shop Holdings and several privately held companies. Mr. Kamin has previously served as a Director of a number of public and private companies. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business.

MANU PARPIA — Mr. Parpia joined the Board of Directors in March 2011. Mr. Parpia was Chief Executive of the Electronic Business Equipment Division of Godrej & Boyce from the mid-1980s to 1999. During this period, he also founded Godrej Pacific, and served as its Managing Director from 1995 to 1999. In his activities with Godrej, he oversaw the design, development, manufacture and distribution of a variety of high-tech products. After his time at Godrej, he founded Geometric Ltd. and assumed the position of Managing Director, serving Geometric in that role until 2006. Today he sits on many boards including Geometric Ltd., 3d PLM Software Solutions Ltd., Virgo Engineers Ltd. and Godrej Infotech Ltd. In addition he is a Charter Member of The Indus Entrepreneurs (TiE) - Mumbai Chapter where he chairs their mentoring efforts.

LAWRENCE RYCHLAK — Mr. Rychlak joined the Board of Directors in September 2013. Mr. Rychlak was hired by the Company in May 2005 as Chief Financial Officer and was appointed President in October 2009. Following the Merger, Mr. Rychlak continued as the President and Chief Financial Officer of the Company. Prior to joining the Company, he worked for Environmental Elements Corporation, where he served as interim president and Senior Vice President and Chief Financial Officer from 2001 to May 2005. Mr. Rychlak’s background also includes several senior financial positions in both for profit and not-for-profit organizations, business consulting with a regional consulting firm and eight years with an international accounting and consulting firm. He is a Certified Public Accountant and holds a Bachelor of Arts degree in Accounting and a Master’s degree in Business Administration from Loyola University Maryland.

CHARLES D. YIE — Mr. Yie joined the Board of Directors in connection with the Merger. He is a Senior Advisor of Ampersand, which he joined in 1985, and has been a director of more than 20 companies, including as Board Chair of four companies. Mr. Yie formerly served as a systems engineer and manufacturing specialist at Hewlett-Packard Company. He holds a B.S. degree in Electrical Engineering and a M.S. degree in Management, both from the Massachusetts Institute of Technology. Mr. Yie currently serves as the Chair of the board of directors of Kortec, Inc.

Qualifications of Directors

The following table lists the specific experience, qualifications, other attributes and skills of each of the directors that led the Board of Directors to determine that such persons should serve on the Board.

Director	Skills/Qualifications
Richard A. Charpie	Business and Finance experience gained over 30 years of private equity experience; Managing Partner of Ampersand; Numerous directorships of public and private companies; Board Chair of more than 10 companies; Ph.D. in Economics and Finance.

Marc L. Dulude	Business experience includes several directorships and senior executive roles in both public and private companies; Eight years of private equity experience; In addition to business experience, possesses a strong technical background including a M. Eng. degree in Mechanical Engineering.

Peter H. Kamin	Founder of ValueAct Capital, a venture capital firm; Founded and managed Peak Investment L.P. a limited partnership, organized to make investments in a select number of domestic public and private companies; Holds BA and MBA degrees.

Manu Parpia	Business and Finance experience gained over 30 years of experience; Previous senior executive experience in a public company and several positions on Boards of Directors; B.S. degree in Chemical Engineering and a MBA.

Lawrence Rychlak	Business and Finance experience gained over 35 years of experience; Previous senior executive experience in a variety of private and public companies; B.A. degree in Accounting, MBA and a Certified Public Accountant.

Charles D. Yie	Business experience includes directorships in more than 20 companies and prior senior executive experience; Significant private equity experience with Ampersand as a General Partner and most recently as a Senior Advisor; B.S. degree in Electrical Engineering and M.S. degree in Management.

Interests of Directors

In connection with the Merger, the Company and each person who was serving as a director or an executive officer of the Company immediately prior to the Merger (each, a “Holder”) entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with RWWI. Under the Stockholders’ Agreement, until the date on which RWWI ceases to hold at least 25% of the shares of the Company’s Common Stock (the “Designation Period”), the parties agreed, among other things, that (i) the Board will nominate three individuals designated by RWWI to serve on our Board (each, a “Designator Nominee”) and recommend that the stockholders vote to elect such Designator Nominees as directors, (ii) the Board will fill any vacancy that may arise upon the resignation, removal, death or disability of any of the elected Designator Nominees with a new director chosen by RWWI, and (iii) the Board nominate for election and recommend that the stockholders vote to elect our Chief Executive Officer to serve as a director (upon such election, the “CEO Director”) and that the initial CEO Director would be Mr. Dulude. Messrs. Charpie and Yie were most recently designated as Designator Nominees by RWWI, and Mr. Dulude was most recently designated as the CEO Director by RWWI.

During the Designation Period, each Holder also agreed to vote, and to cause each of his affiliates to vote, all of their voting securities held by such Holder or affiliate (i) for the election of Designator Nominees, (ii) against the removal of any elected Designator Nominee except for cause unless such removal is directed or approved by RWWI, (iii) for the removal of any elected Designator Nominee if such removal is directed or approved by RWWI, and (iv) for the election of a nominee designated to fill any vacancy created by the resignation, removal, death or disability of an elected Designator Nominee or the CEO Director. All Holders agreed to execute, and to cause their affiliates to execute, any written consents required to effectuate their obligations under the Stockholders’ Agreement.

The Company has entered into indemnification agreements (the “Indemnification Agreements”) with each of its directors (each, an “Indemnitee” and collectively, the “Indemnitees”). Under the Indemnification Agreements, the Company agreed to indemnify each Indemnitee to the fullest extent permitted by law against any liability arising out of the Indemnitee’s performance of his or her duties to the Company. The indemnification provided by the Indemnification Agreements is in addition to the indemnification required by the Company’s bylaws and applicable law. Among other things, each Indemnification Agreement indemnifies the Indemnitee (and under certain circumstances, investment funds affiliated with the Indemnitee) against certain expenses (including reasonable attorneys’ fees) incurred by the Indemnitee in any action or proceeding, including any action by or in the right of the Company, arising out of the Indemnitee’s service to the Company or to any other entity to which the Indemnitee provides services at the Company’s request. Further, each Indemnification Agreement requires the Company to advance funds to the Indemnitee to cover any expenses the Indemnitee incurs in connection with any proceeding against the Indemnitee as to which the Indemnitee could be indemnified. Each of the directors is an Indemnitee.

Audit Committee Financial Expert

The Board has determined that Mr. Yie satisfies the definition of “audit committee financial expert” contained in Item 407 of Regulation S-K adopted by the SEC.

Executive Officers

Set forth below is information with respect to the individuals who serve as the executive officers of the Company.

Name	Age	Position
Marc L. Dulude	54	Chairman of the Board and Chief Executive Officer
Lawrence Rychlak	58	President and Chief Financial Officer

Marc L. Dulude - Mr. Dulude became Chief Executive Officer in connection with and pursuant to the terms of the Merger and became Chairman in September 2013.

Lawrence Rychlak - Mr. Rychlak became President and Chief Financial Officer in connection with and pursuant to the terms of the Merger.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. The Code of Ethics is posted on the Company’s Internet website at http://www.rand.com. In the event of an amendment to, or a waiver from, a provision of the Company’s Code of Ethics that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, the Company intends to promptly disclose such amendment or waiver on its Internet website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and each person who beneficially owns more than ten percent of the outstanding shares of Common Stock to file with the SEC an initial report of beneficial ownership on Form 3 and reports with respect to subsequent changes in beneficial ownership of such securities on Form 4 or Form 5. To the Company’s knowledge, based solely upon the review of the copies of such reports furnished to the Company, these persons timely filed all reports required by Section 16(a) during the fiscal year ended June 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

The full Board is responsible for establishing compensation policies and setting directors’ compensation. The following table provides information about the compensation paid to or earned by the Company’s directors during fiscal year 2014 who are not named executive officers (as defined below under the heading “Executive Compensation”). Information regarding directors who are also named executive officers is presented in the Summary Compensation Table that is also provided below. Information with respect to Messrs. Charpie and Yie is not included because they waived receipt of, and did not receive, any compensation, in any form, from the Company during fiscal year 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1, 2)	All Other Compensation ($)(3)	Total ($)
Peter H. Kamin	15,000	0	4,380	0	19,380
Manu Parpia	14,500	0	4,380	6,032	24,912

(1)	The value of each equity award reflects the aggregate grant date fair value of that award computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, “Accounting for Stock Compensation”. See Note 1 to the consolidated audited financial statements presented elsewhere in this report regarding the assumptions underlying the valuation of equity awards.
(2)	At June 30, 2014, outstanding stock options held by Mr. Kamin and Mr. Parpia were options to purchase 36,000 and 40,200 shares, respectively.
(3)	Amounts represent travel reimbursements for attending Board and other Company meetings.

Under the provisions of the current Board Compensation Plan, non-employee members of the Board of Directors receive an annual salary of $10,000, payable in quarterly installments, as well as $1,000 for each meeting attended. The Chair of the Compensation Committee receives an additional $2,500 per year, paid in quarterly installments, for performing his duties and the Audit Committee Chair receives an additional annual salary of $24,000, also paid in quarterly installments. Non-employee members of the Board receive an additional $500 for each committee meeting which lasts more than 30 minutes. Directors may elect to receive $1.20 worth of stock in lieu of each dollar of cash compensation. Directors are also eligible to participate in the Company’s Omnibus Equity Compensation Plan. Each non-employee director also receives an initial grant of an option to purchase 18,000 shares of Common Stock upon joining the Board, one-third of which vests immediately and the remainder vests in equal installments on the first and second anniversary of the grant date. At the end of each fiscal year, non-employee directors are granted immediately vested options to purchase 6,000 shares of stock. The exercise price of all non-employee director stock options and the value of stock granted in lieu of cash compensation is the closing price of a share of the Common Stock on the last business day before the options are granted or shares of stock are issued.

Directors who also serve as employees of the Company do not receive separate remuneration for service on the Board.

Executive Compensation

The following table provides detailed information about the remuneration (for services in all capacities) awarded to, earned by, or paid during the last two fiscal years to (i) the individual who served as the Company’s principal executive officer during fiscal year 2014 (the “PEO”), (ii) the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers as of June 30, 2014 and who earned more than $100,000 during fiscal year 2014, and (iii) up to two additional individuals for whom information would have been disclosed pursuant to the preceding item (ii) but for the fact that such individuals were not serving as executive officers as of June 30, 2014 (collectively, the “named executive officers”). The Board has determined that Mr. Dulude, who serves as the Company’s PEO, Mr. Rychlak and Robert Heeg, who served as Executive Vice President of the Company until September 2013, constitute the “named executive officers” for purposes of this report.

Summary Compensation Table
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Marc L. Dulude	2014	313,919	259,142	136,490	7,858	717,309
Chief Executive Officer	2013	299,833	75,410	0	10,262	385,505

Lawrence Rychlak	2014	260,068	162,532	68,245	7,757	498,602
President and Chief Financial Officer	2013	248,333	42,259	0	9,547	299,139

Robert F. Heeg	2014	0	0	0	0	0
Former Executive Vice President	2013	238,750	40,802	0	24,412	303,964

(1)	For purposes of this table, the value of each equity award reflects the aggregate grant date fair value of that award computed in accordance with FASB ASC Topic 718, “Accounting for Stock Compensation”. See Note 1 to the consolidated audited financial statements presented elsewhere in this report regarding the assumptions underlying the valuation of equity awards.
(2)	Amount represents employer matching contributions under the Company’s 401(k) plan and an annual $14,400 automobile allowance for Mr. Heeg. Mr. Heeg served as the Company’s Executive Vice President until September 2013.

Executive Compensation Philosophy and Employment Arrangements with Named Executive Officers

Compensation Philosophy

The Board maintains a separate Compensation Committee that is charged with establishing executive compensation. The Committee understands and values the vital impact that executive management has in achieving success for the Company and the creation of stockholder value, and it recognizes the highly competitive environment in which the Company must compete for top-level executive management. The overall objective in establishing executive compensation is to ensure that the Company can attract, retain, motivate and reward a high caliber, high performing executive team, which is continually focused on achieving long-term stockholder value. The Committee believes that the Company’s compensation program offers a competitive compensation package to all executive employees that takes into account both individual contributions and corporate performance. The Chief Executive Officer plays a role in recommending incentive plan compensation awards to the Compensation Committee and also serves as a director and votes on compensation matters of the senior management, except for his own compensation.

The Committee seeks to accomplish its goals by paying competitive base salaries augmented with performance-based incentives, and securing these benefits and the employment of the executives through written employment agreements when appropriate. Short-term compensation includes both base salary and performance-based cash bonus opportunities, while long-term incentives are generally in the form of equity based awards, with or without performance features. Both cash bonuses and long-term incentive plans align management’s interests with stockholders by incenting earnings growth and providing significant equity interest in the Company.

Base salaries are set at levels intended to foster career development among executives, consistent with the long-term nature of the Company’s business objectives. In setting base salary levels, consideration is given to salary levels paid to executives holding similar positions at other comparable organizations. Annual salary adjustments are determined after considering the executive’s performance during the immediately preceding year.

Employment Arrangements with Named Executive Officers

Messrs. Dulude and Rychlak are parties to employment agreements with the Company. Prior to the termination of his employment, Mr. Heeg was also party to an employment agreement with the Company.

Mr. Dulude’s agreement entitles him to an annual base salary that is currently set at $319,000 plus an annual bonus targeted at $228,000 for fiscal year 2014, based on his achievement of certain performance goals established from time to time, and subject to annual review by the Compensation Committee. The agreement also entitles Mr. Dulude to participate in any long term incentive plan that may be adopted by the Board. Mr. Dulude is also entitled to participate in the Company’s benefit programs to the same extent as, and subject to the same terms, conditions and limitations applicable to, other employees of the Company, including 401(k) plan participation, life, health, dental, accident and short term and long term disability insurance. The effective date of his agreement is January 1, 2011 and the agreement may be terminated by the Company or Mr. Dulude at any time without prior notice. If the Company terminates the agreement without “Cause” (as defined in the agreement) or in the event of Mr. Dulude’s death or disability, then Mr. Dulude is entitled to salary and benefits continuation for a period of twelve (12) months provided that Mr. Dulude (or his estate, as the case may be) executes and delivers a release and waiver of claims acceptable to the Company within twenty eight (28) days of the termination. The Company will be deemed to have terminated Mr. Dulude without “Cause” if Mr. Dulude terminates his agreement and any of the following events occur and the Company does not take action to remedy such event within 30 days of receiving notice from Mr. Dulude of such event: (i) the Company substantially reduces or diminishes Mr. Dulude’s duties and responsibilities without Cause; (ii) the Company reduces Mr. Dulude’s base salary (other than in connection with a proportional reduction of the base salaries of a majority of the executive employees of the Company); or (iii) the Company permanently relocates Mr. Dulude without his written consent to another primary office unless Mr. Dulude’s primary office following such relocation is within 50 miles of his primary office immediately before the relocation or his permanent residence immediately prior to the date of his relocation. If Mr. Dulude is terminated by the Company with Cause or if Mr. Dulude voluntarily resigns, then he is entitled only to the amount owed for work done prior to the termination or resignation. In connection with his employment agreement, Mr. Dulude executed an Employee Confidentiality, Assignment of Inventions, Non-Competition and Non-Solicitation Agreement (the “Confidentiality Agreement”) pursuant to which he agreed, among other things, not to compete with the Company or any of its affiliates, during the term of his employment or for 12 months thereafter.

On August 7, 2010, in connection with the Merger, the Company and Mr. Rychlak entered into an Amended and Restated Employment Agreement to ensure that Mr. Rychlak’s employment agreement complies with Section 409A of the Internal Revenue Code, and to modify some severance provisions. Mr. Rychlak’s employment agreement calls for an annual salary which is currently set at $263,000 and is subject to annual review, and the right to participate in all benefit plans offered by the Company to its executive officers, including participation in the Company’s 401(k) plan, its equity compensation plans and its fringe benefit plans. In addition, the agreement provides for an annual bonus, targeted at $143,000 for fiscal year 2014, based on his achievement of certain performance goals established from time to time, or a discretionary bonus as determined and awarded by the Compensation Committee. Mr. Rychlak’s employment agreement provides for severance benefits if the Company terminates him without “Cause” (as defined in the agreement), if Mr. Rychlak terminates his employment for “Good Reason” (as defined in his agreement), or if he voluntarily resigns upon a “Change in Control” (as defined in the agreement). Severance benefits include the continuation of base salary and benefits (to the extent those benefit plans permit continued participation) 12 months after any of the aforementioned events. Under his agreement, Mr. Rychlak is prohibited from conflicts of interest and is required to maintain the confidentiality of nonpublic information regarding Rand and its customers. Additionally, Mr. Rychlak is bound by a covenant not to compete and not to interfere with other employees of the Company and its affiliates for a period of twelve months following his termination.

Mr. Heeg’s was terminated in September 2013. Under the terms of his employment agreement, dated May 7, 2008, and in connection with the termination of his employment, Mr. Heeg received severance in the form of continued base salary for 12 months and the costs associated with continuing his employee benefits during such 12-month period, including medical coverage under the Company’s insurance plans. At the time of his termination, Mr. Heeg’s base salary was $238,750 per year.

Executive Bonuses

The Company maintains an Annual Cash Bonus Plan which is designed to pay out cash bonuses based on the achievement of pre-established levels of annual earnings before interest, taxes, depreciation and amortization (“EBITDA target”). For the year ended June 30, 2014, management exceeded the EBITDA threshold established by the Board Messrs. Dulude and Rychlak were awarded bonuses of $259,042 and $162,532, respectively.

Long-Term Incentive Compensation/Equity Based Awards

The Compensation Committee believes that equity based compensation is among the most effective means of creating a long-term link between the interests of the Company’s stockholders and the performance of our organization and its executive team. Vesting schedules for equity based awards also encourage officer retention. To further this objective, the Company has adopted the Omnibus Equity Compensation Plan (the “Omnibus Plan”) that was presented to, and approved by, its shareholders at the Company’s 2012 Annual Meeting of Stockholders. The Company previously maintained its 2002 Option Plan and the Avatech Solutions, Inc. Amended and Restricted Stock Award Plan (the “Stock Plan”) but those Plans terminated in 2012, but stock options granted under that plan were outstanding at June 30, 2014.

Under the Omnibus Plan, the Compensation Committee may award, and executives are eligible to receive, the following: (i) options to purchase shares of Common Stock at a price equal to the fair market value of a share of Common Stock on the date of grant; (ii) shares of Common Stock that may be subject to restrictions on transfer pending the vesting of those awards; (iii) stock units, which are similar to a stock award, except that no shares of Common Stock are immediately transferred to the participant and they have no voting rights; (iv) performance units, which represent the right of the participant to receive a share of Common Stock or an amount based on the value of a share of Common Stock, if specified performance goals are met; and/or (v) other stock-based awards that are based on, measured by or payable in shares of Common Stock to anyone eligible to participate in the Omnibus Plan, on such terms and conditions as the Compensation Committee deems appropriate. Under the Omnibus Plan, the number of shares of Common Stock subject to each award, the period of its exercisability and any restrictions imposed on the award are based on competitive market practices, Company performance, and the performance of the participant receiving the award. The Compensation Committee recommends, in its discretion, the form, number, and terms of equity based awards, and the full Board of Directors approves the awards.

In August 2013, the Compensation Committee recommended and the Board of Directors approved the grant of stock options to Messrs. Dulude and Rychlak based upon the totals of previous awards and each executive officer’s performance. The stock options expire ten years from the date of grant, vest annually over a four-year period and have an exercise price of $0.98 per share. These awards were as follows:

Named Executive Officer	Number of Options Awarded
Marc L. Dulude	278,550
Lawrence Rychlak	139,275

The following table sets forth certain information about options under the Company’s equity compensation plans that remain unexercised at June 30, 2014. As of that date, no other forms of equity awards were outstanding.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable [1]	Number of Securities Underlying Unexercised Options (#) Unexercisable [1]	Option Exercise Price ($)		Option Expiration Date
Marc L. Dulude	417,825 139,275 69,638	-0- -0- -0-	$ $ $	0.70 0.80 0.98	5/10/2021 5/21/2022 8/21/2023

Lawrence Rychlak	100,000 100,000 50,000 100,000 208,912 69,638 34,819	-0- -0- -0- -0- -0- -0- -0-	$ $ $ $ $ $ $	0.50 1.05 1.71 0.84 0.70 0.80 0.98	5/9/2015 10/20/2015 9/29/2016 10/29/2017 5/10/2021 5/21/2022 8/21/2023

(1)	The changes in ownership that are expected to result from the Tender Offer filed with the SEC on October 3, 2014 and the related transactions would constitute a change of control under the Company’s existing stock option plans, resulting in the acceleration of the vesting terms of the Company’s outstanding stock options as of the expiration of the Offer.

Retirement Benefits

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

The following table provides information, as of June 30, 2014, with respect to all compensation arrangements that the Company maintains under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	3,311,745	$0.83	1,388,641

Equity compensation plans not approved by security holders	0	0	0

Total	3,311,745	$0.83	1,388,641

(1)	This amount represents shares of stock that may be issued under (a) the Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate, and (b) the Omnibus Plan, which, in addition to stock options, permits the grant of stock awards, stock units, performance units, and other stock-based awards in the amounts and types to be determined by the Board of Directors and/or its Compensation Committee.

Beneficial Ownership of Voting Securities

The following table shows information, as of the October 22, 2014, with respect to each person or group of persons, other than directors and executive officers of the Company, known by the Company to beneficially own more than 5% of the Company’s voting securities. Generally, a person “beneficially owns” voting securities if that person has or shares with others the right to vote those securities or to invest (or dispose of) those securities, or if that person has the right to acquire such voting or investment rights, as of October 22, 2014 (such as by exercising stock options or similar rights). The percent of class owned by each such person is calculated by dividing the number of voting securities beneficially owned by each person by the total number of voting securities actually outstanding on October 22, 2014. To the Company’s knowledge, subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all voting securities shown as beneficially owned by them.

	Common Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
RWWI Holdings LLC c/o Ampersand Capital 55 William Street, Suite 240 Wellesley, MA 02481	34,232,682	62.8%	—	—	—	—

The following table shows information known by the Company, as of the October 22, 2014, with respect to the beneficial ownership of the Company’s voting securities by each of the Company’s current directors and named executive officers, and all of the current directors and executive officers as a group. Generally, a person “beneficially owns” voting securities if that person has or shares with others the right to vote those securities or to invest (or dispose of) those securities, or if that person has the right to acquire such voting or investment rights, within 60 days of October 22, 2014 (such as by exercising stock options or similar rights). The percent of class owned by each such person is calculated by dividing the number of voting securities beneficially owned by each person by the total number of voting securities actually outstanding on October 22, 2014. To the Company’s knowledge, subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares of the voting securities shown as beneficially owned by them.

	Common Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
Beneficial Owner	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
Peter H. Kamin[1]	7,869,315	14.4%	—	—	—	—
Marc L. Dulude[2]	1,114,200	2.0%	—	—	—	—
Lawrence Rychlak[3]	945,562	1.7%	—	—	25	2.9%
Manu Parpia[4]	40,200	*	—	—	—	—
Richard A. Charpie	—	—	—	—	—	—
Charles D. Yie	—	—	—	—	—	—
All current directors, director nominees, and executive officers as a group (a total of 7 persons):	9,969,277	17.6%	—	—	25	2.9%

*	Less than one percent.
(1)	Mr. Kamin is a member of the Board of Directors. The amount shown for Mr. Kamin includes 36,000 shares of Common Stock subject to exercisable options.
(2)	Mr. Dulude is a member of the Board of Directors and also serves as the Company’s Chief Executive Officer. The amount shown for Mr. Dulude is comprised of 1,114,200 shares of Common Stock subject to exercisable options.
(3)	Mr. Rychlak is a member of the Board of Directors and also serves as the Company’s President and Chief Financial Officer. The amount shown for Mr. Rychlak includes 907,100 shares of Common Stock subject to exercisable options and 38,462 shares of Common Stock issuable on conversion of shares of Series E Convertible Preferred Stock.
(4)	Mr. Parpia is a member of the Board of Directors and the amount shown for Mr. Parpia is comprised of 40,200 shares of Common Stock subject to options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company and its subsidiaries have adopted policies and procedures to ensure that related party transactions are reviewed for potential conflicts of interest and that related party transactions are disclosed in SEC reports as and when required by applicable securities laws and regulations. The term “related party transaction” is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the Company’s average total assets at year end for the last two completed fiscal years, and in which any director, director nominee, or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company. Every related party transaction is reviewed by the Company’s Chief Financial Officer and is disclosed to and reviewed by the Board of Directors and is documented in the Corporate minutes. In addition to the Board’s general duties of care and loyalty, the General Corporation Law of the State of Delaware requires the Board to review and approve loans that the Company makes to employees and officers to ensure that such loans will benefit the Company.

There were no related party transactions during the last two fiscal years, and no related party transaction is currently contemplated for the current fiscal year that have not already been disclosed in the Company’s public filings.

Director Independence

The Board has determined that each of Messrs. Charpie, Kamin, Parpia and Yie is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”), that each member of the Compensation Committee is an “independent director” as defined by NASDAQ Rule 5605(a)(2), and that Charlie Yie, the Audit Committee financial expert, satisfies the audit committee independence standards of NASDAQ Rule 5605(c)(2). Neither Mr. Dulude nor Mr. Rychlak is an “independent director” because they are current executive officers of the Company.

In making these independence determinations, the Board considered the effect of the Merger on director independence. In the Merger, RWWI received an aggregate of 34,232,682 shares (the “Merger Shares”) of the Company’s Common Stock in exchange for all of the outstanding shares of capital stock of the pre-merger Rand Worldwide, and the existing stockholders of the Company retained approximately 34% of the outstanding shares of Common Stock. The Merger Shares represent approximately 63.4% of our outstanding shares of Common Stock and approximately 57.5% of the outstanding voting rights of the holders of our capital stock, after giving effect to the voting rights of the Outstanding Preferred Shares. As a consequence of the Merger, RWWI became the controlling stockholder of the Company. RWWI is majority-owned by the Ampersand Funds.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Stegman & Company (“Stegman”) audited the Company’s consolidated financial statements for the years ended June 30, 2014 and 2013.

The following is a description of the fees billed to the Company during the fiscal year ended June 30, 2014 and 2013 by Stegman.

Audit Fees

Audit fees include fees paid to Stegman in connection with the annual audit of the Company’s consolidated financial statements and the review of interim financial statements. Audit fees also include fees for services performed by Stegman that are closely related to the audit and in many cases could only be provided by Stegman.

Such services include consents related to SEC and other regulatory filings. The aggregate audit fees billed or expected to be billed to the Company by Stegman for the years ended June 30, 2014 and 2013 totaled $153,000 and $163,000, respectively.

Audit Related Fees

Audit related fees include fees paid to Stegman for due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. There were no audit related fees billed or expected to be billed to us by Stegman for the years ended June 30, 2014 and 2013.

Tax Fees

Tax fees include fees paid to Stegman for corporate tax compliance, counsel and advisory services. The aggregate tax fees billed or expected to be billed to the Company by Stegman for the years ended June 30, 2014 and 2013 totaled $42,000 and $40,000, respectively.

All Other Fees

There were no other services provided to the Company by Stegman during the years ended June 30, 2014 or 2013.

Approval of Independent Auditor Services and Fees

The Audit Committee reviews all fees charged by our independent registered public accounting firm, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by our independent registered public accounting firm and fees charged, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act. All of the services described above performed by Stegman were pre-approved by the Audit Committee, and none of the fees described above were paid to Stegman pursuant to the “de minimis” exception to the foregoing pre-approval policy.

The Audit Committee has considered the nature and amount of fees billed by Stegman, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Stegman’s independence, respectively.

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

(c). Financial Statement Schedule – Schedule II

Rand Worldwide, Inc. and Subsidiaries Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended June 30, 2014:
Deducted from assets accounts:
Allowance for doubtful accounts	$253,000	$130,000	$—		$(172,000	)(1)	$211,000
Valuation allowance for net deferred tax assets	$9,725,000	$(3,836,000)	$5,140,000	(2)	$—		$11,029,000

Year Ended June 30, 2013:
Deducted from assets accounts:
Allowance for doubtful accounts	$405,000	$110,000	$(117,000	)(3)	$(145,000	)(1)	$253,000

Valuation allowance for net deferred tax assets	$11,691,000	$(997,000)	$(449,000	)(2)	$(520,000	)(3)	$9,725,000

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

RAND WORLDWIDE, INC.

Date: October 29, 2014	By:	/s/ Marc L. Dulude
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among Avatech Solutions, Inc., ASRW Acquisition Sub, Inc., Rand Worldwide, Inc. and RWWI Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vii)	Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.1(xvi)	Certificate of Amendment of Restated Certificate of Incorporation of Avatech Solutions, Inc., changing Avatech’s name to Rand Worldwide, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by Rand Worldwide, Inc. on May 16, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

4.2	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Rand Worldwide, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quartered ended December 31, 2012 filed by Rand Worldwide, Inc. on February 14, 2013)

10.10	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.11	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 4, 2011)

10.12	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Employment Agreement between Robert F. Heeg and Rand Worldwide, Inc. dated May 16, 2008 (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K of Rand Worldwide, Inc. filed on September 28, 2011)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.15	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.16	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.17	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.18	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.19	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.20	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.21	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.22	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 20, 2010)

10.23	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.25 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.24	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.25	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.26	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.27	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 31, 2010 by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on January 5, 2011)

10.28	Committed Line of Credit Note, dated as of February 28, 2012, issued by Rand Worldwide, Inc. and Rand A Technology Corp. to the order of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.29	Financing and Security Agreement, dated as of February 28, 2012, by and among PNC Bank, National Association, Rand Worldwide, Inc. and Rand A Technology Corp (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.30	Form of Guaranty and Security Agreement, dated as of February 28, 2012, by Rand Worldwide Subsidiary, Inc. and Rand Worldwide Foreign Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.31	Loan Document Modification Agreement dated April 12, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 12, 2013)

10.32	Autodesk Authorized Value Added Reseller Agreement between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc, dated February 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on September 6, 2013)

10.33	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.34	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

21.1	Subsidiaries of Avatech Solutions, Inc.*

23.1	Consent of Stegman & Company*

31.1	Rule 15d-14(a) Certifications by Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Filed with the Original Report