Form 10-Q
period 2014-09-30
RAND WORLDWIDE INC
filed 2014-11-14
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Rand Worldwide, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11201 Dolfield Boulevard, Suite 112, Baltimore, MD	21117
(Address of Principal Executive Offices)	(Zip Code)

(508) 663-1400

(Registrant’s telephone number, including area code)

161 Worcester Road, Suite 401, Framingham, MA 01701

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 10, 2014, there were 29,242,277 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash	$11,281,000	$9,557,000
Accounts receivable, less allowance of $200,000 as of September 30, 2014 and $211,000 as of June 30, 2014	11,466,000	15,290,000
Income tax receivable	1,141,000	1,088,000
Other receivables	1,305,000	922,000
Inventory	100,000	101,000
Prepaid expenses and other current assets	689,000	2,021,000
Deferred tax assets	141,000	119,000

Total current assets	26,123,000	29,098,000

Property and equipment:
Computer software and equipment	6,254,000	8,160,000
Office furniture and equipment	1,455,000	1,444,000
Leasehold improvements	576,000	579,000

	8,285,000	10,183,000
Less accumulated depreciation and amortization	(6,960,000)	(7,600,000)

	1,325,000	2,583,000

Customer list, net of accumulated amortization of $7,291,000 as of September 30, 2014 and $7,173,000 as of June 30, 2014	2,863,000	2,981,000
Goodwill	16,690,000	16,758,000
Trade name, net of accumulated amortization of $1,625,000 as of September 30, 2014 and $1,549,000 as of June 30, 2014	2,306,000	2,382,000
Deferred income taxes	4,974,000	4,732,000
Other assets	210,000	223,000

Total assets	$54,491,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	September 30, 2014	June 30, 2014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,747,000	$8,901,000
Accrued compensation and related benefits	1,237,000	1,973,000
Deferred revenue	3,325,000	4,227,000
Obligations under capital leases	24,000	188,000
Income tax payable	—	796,000

Total current liabilities	13,333,000	16,085,000

Long-term liabilities:
Obligations under capital leases	—	147,000
Other long-term liabilities	—	205,000

Total liabilities	13,333,000	16,437,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 385,357 shares outstanding with an aggregate liquidation preference of $1,093,000 at September 30, 2014 and June 30, 2014 (note 8)	4,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 54,491,296 at September 30, 2014 and June 30, 2014	545,000	545,000
Additional paid-in capital	66,551,000	66,028,000
Accumulated deficit	(26,447,000)	(25,205,000)
Accumulated other comprehensive income	505,000	948,000

Total stockholders’ equity	41,158,000	42,320,000

Total liabilities and stockholders’ equity	$54,491,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues:
Product sales	$11,564,000	$9,731,000
Service revenue	4,920,000	4,626,000
Commission revenue	4,298,000	3,679,000

	20,782,000	18,036,000

Cost of revenue:
Cost of product sales	7,487,000	6,248,000
Cost of service revenue	3,402,000	3,340,000

	10,889,000	9,588,000

Gross margin	9,893,000	8,448,000
Other operating expenses:
Selling, general and administrative	9,092,000	8,190,000
Depreciation and amortization	414,000	436,000

	9,506,000	8,626,000

Operating income (loss)	387,000	(178,000)
Other expense, net	(229,000)	(7,000)

Income (loss) from continuing operations before income taxes	158,000	(185,000)
Income tax benefit	447,000	293,000

Income from continuing operations	605,000	108,000
Loss from discontinued operations, net of tax	(684,000)	(384,000)
Loss on sale of discontinued operations, net of tax	(1,163,000)	—

Net loss	$(1,242,000)	$(276,000)
Preferred stock dividends	(28,000)	(28,000)

Net loss available to common stockholders	$(1,270,000)	$(304,000)

Earnings (loss) per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.01	$—
Loss from discontinued operations per common share	(0.03)	(0.01)

Earnings (loss) per common share attributable to common shareholders – basic	$(0.02)	$(0.01)

Earnings (loss) per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.01	$—
Loss from discontinued operations per common share	(0.03)	(0.01)

Earnings (loss) per common share attributable to common shareholders – diluted	$(0.02)	$(0.01)

Shares used in computing income per common share:
Weighted average shares used in computation - basic	54,491,296	54,004,743
Weighted average shares used in computation - diluted	56,209,693	54,004,743

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,
	2014	2013
Net loss	$(1,242,000)	$(276,000)
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation (loss) gain	(443,000)	47,000

Comprehensive loss	$(1,685,000)	$(229,000)

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2014	385,357	$4,000	54,491,296	$545,000	$66,028,000	$(25,205,000)	$948,000	$42,320,000
Vesting of stock options granted to employees					551,000			551,000
Preferred stock dividends					(28,000)			(28,000)
Foreign currency translation adjustment							(443,000)	(443,000)
Net loss for the three months ended September 30, 2014						(1,242,000)		(1,242,000)

Balance at September 30, 2014	385,357	$4,000	54,491,296	$545,000	$66,551,000	$(26,447,000)	$505,000	$41,158,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,242,000)	$(276,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash portion of loss from discontinued operations	204,000	—
Loss on sale of discontinued operations, net of tax	1,163,000	—
Bad debt expense	40,000	67,000
Depreciation and amortization	414,000	467,000
Stock-based compensation	551,000	83,000
Deferred income taxes	(264,000)	(125,000)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,741,000	1,608,000
Income tax receivable	(53,000)	(305,000)
Inventory	1,000	(87,000)
Prepaid expenses and other current assets	(261,000)	97,000
Other assets	13,000	4,000
Accounts payable and accrued expenses	(416,000)	(756,000)
Accrued compensation and related benefits	(704,000)	44,000
Deferred revenue	574,000	(256,000)
Income taxes payable	(796,000)	—
Other long-term liabilities	(205,000)	(342,000)

Net cash provided by operating activities	1,760,000	223,000

Cash flows from investing activities
Purchases of property and equipment	(95,000)	(245,000)
Proceeds from the sale of discontinued operations	500,000	—

Net cash provided by (used in) by investing activities	405,000	(245,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	—	17,997,000
Repayment of borrowings under line of credit	—	(17,997,000)
Payments of obligations under capital leases	(73,000)	(72,000)
Proceeds from the issuance of common stock to employees	—	13,000
Payment of preferred stock dividends	(28,000)	(28,000)

Net cash used in financing activities	(101,000)	(87,000)
Effect of exchange rate changes on cash	(340,000)	(15,000)

Net change in cash	1,724,000	(124,000)
Cash - beginning of period	9,557,000	1,214,000

Cash - end of period	$11,281,000	$1,090,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Basis of Presentation

Rand Worldwide, Inc. is a leading supplier in the design automation, facilities and data management software marketplace. Rand Worldwide also provides value-added services, such as training, technical support and other consulting and professional services to businesses, government agencies and educational institutions worldwide.

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

The Enterprise Applications division is the non-Autodesk component of the business and offers various products and services including facilities management solutions and 3DExperience products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU. Enterprise Applications also specializes in training solutions for Dassault Systèmes and PTC products including Pro/ENGINEER, CREO, and Windchill.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three months ended September 30, 2014 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $3,000 and $12,000 during the three months ended September 30, 2014 and 2013, respectively. The Company also paid federal and state income taxes of approximately $1.5 million and $7,000 during the three months ended September 30, 2014 and 2013, respectively. The majority of taxes paid during the three months ended September 30, 2014 were federal income taxes. No federal incomes taxes were paid during the three months ended September 30, 2013 because the Company utilized net operating losses to reduce its federal tax liability.

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

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This planned recapitalization process was accomplished through a tender offer which was concluded on November 3, 2014 whereby the Company purchased 25,849,945 shares of its common stock from its shareholders for a price of $1.20 per share (see Note 13). In conjunction with the tender offer, the Company’s Board of Directors voted to accelerate the vesting of all unvested stock options effective September 29, 2014. Stock compensation expense for the quarter ended September 30, 2014 was $551,000 and includes $476,000 of expense due to the accelerated vesting of options. For the three months ended September 30, 2013, total stock compensation expense was $83,000.

A summary of stock option activity during the three months ended September 30, 2014 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,311,745	$0.83
Granted	—	—
Exercised	—	—
Forfeited	(15,000)	$0.76
Expired	—	—

Outstanding at September 30, 2014	3,296,745	$0.83	$231,284

Exercisable at September 30, 2014	3,296,745	$0.83	$231,284

Weighted-average remaining contractual life of shares outstanding	6.8 Years

Weighted-average remaining contractual life of shares exercisable	6.8 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2014 ranged from $0.50 to $1.71 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.50 – 0.75	1,454,385	$0.69	6.2 years	1,454,385	$0.69	6.2 years
0.76 – 1.00	1,569,610	0.89	8.0 years	1,569,610	0.89	8.0 years
1.01 – 1.71	272,750	1.22	3.6 years	272,750	1.22	3.6 years

	3,296,745			3,296,745

Assuming that no additional share-based payments are granted after September 30, 2014, no further compensation expense will be recognized in the consolidated statement of operations.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association (“PNC”). The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBO rate, plus a margin of 2.0%. The Company had no outstanding borrowings from PNC under its credit line of as of September 30, 2014 or June 30, 2014.

On November 4, 2014, the Company entered into two credit facilities with JP Morgan Chase Bank National Association (“Chase”) (see Note 13) which replaced the Company’s existing facilities with PNC and provided funding for the recapitalization.

5. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment purchased in prior years. This capital lease obligation totaled $24,000 and $335,000 as of September 30, 2014 and June 30, 2014, respectively.

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

The Company continues to maintain a valuation allowance on the entirety of its U.S. capital loss carryforwards, and a portion of its foreign, federal and state net operating loss carryforwards due to uncertainty about its ability to utilize such carryforwards.

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

7. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. There is no dilutive effect on earnings (loss) per share during loss periods. As of September 30, 2014, 5,392,529 shares of common stock were issuable upon the conversion or exercise of options, warrants and preferred stock. For the three months ended September 30, 2014 and 2013, there were 1,498,904 and 3,086,366 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

The following summarizes the computations of basic and diluted earnings (loss) per common share for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$605,000	$108,000
Payment of preferred stock dividends	(28,000)	(28,000)

Net income from continuing operations available to common stockholders	577,000	80,000
Loss from discontinued operations, net of tax	(684,000)	(384,000)
Loss on disposition of discontinued operations, net of tax	(1,163,000)	—

Net loss available to common stockholders	$(1,270,000)	$(304,000)

Weighted average shares used in computing basic net earnings per share:	54,491,296	54,004,743
Effect of dilutive securities	1,718,397	—

Weighted average shares used in computing diluted net earnings per share:	56,209,693	54,004,743

Earnings (loss) per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.01	$—
Loss from discontinued operations per common share	(0.03)	(0.01)

Earnings (loss) per common share attributable to common shareholders – basic	$(0.02)	$(0.01)

Earnings (loss) per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.01	$—
Loss from discontinued operations per common share	(0.03)	(0.01)

Earnings (loss) per common share attributable to common shareholders – diluted	$(0.02)	$(0.01)

8. Preferred Stock

Convertible Preferred Stock

At September 30, 2014 and 2013, 384,495 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2014, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At September 30, 2014 and 2013, 862 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of September 30, 2014 the conversion rate would yield approximately 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

9. Discontinued Operations

As part of the Company’s strategy to focus on its core strengths, during the first quarter of fiscal year 2015, the Company sold its Rand Secure Data archiving business for $500,000. Thus, the results of operations and cash flows from the data archiving business have been classified as discontinued operations for all periods presented.

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company.

The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Three Months Ended September 30,
	2014	2013
Revenues	$915,000	$508,000
Loss from discontinued operations, net of tax	684,000	384,000
Loss on sale of discontinued operations, net of tax	1,163,000	—

10. Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2021 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at September 30, 2014:

Twelve months ending September 30:
2015	$2,400,000
2016	1,699,000
2017	1,290,000
2018	764,000
2019	490,000
Thereafter	147,000

Total minimum lease payments	$6,790,000

11. Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $24,000 as of September 30, 2014. Payments for the leases are made either monthly or quarterly through September 2015 and depreciation expense on this equipment was approximately $16,000 as of September 30, 2014. Future minimum payments consisted of the following at September 30, 2014:

Twelve months ending September 30, 2015	$25,000

Less:
Taxes	1,000
Imputed interest	—

Present value of future minimum lease payments	$24,000

12. Segment Information

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

The Enterprise Applications offers various products and services including facilities management solutions and 3DExperience products from Dassault Systèmes as well as training solutions for Dassault Systèmes and PTC products.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools.

The following tables illustrate certain financial information about these segments in the corresponding fiscal periods:

Three Months Ended September 30, 2014

	IMAGINiT	Enterprise Applications	ASCENT	Total
Revenue-
Product sales	$10,656,000	$213,000	$695,000	$11,564,000
Service revenue	3,520,000	1,397,000	3,000	4,920,000
Commission revenue	4,279,000	19,000	—	4,298,000

Total revenue	18,455,000	1,629,000	698,000	20,782,000

Cost of revenue-
Cost of product sales	7,001,000	96,000	390,000	7,487,000
Cost of service revenue	2,556,000	846,000	—	3,402,000

Total cost of revenue	9,557,000	942,000	390,000	10,889,000

Gross margin	8,898,000	687,000	308,000	9,893,000

Total operating expenses	8,526,000	708,000	272,000	9,506,000

Operating income (loss)	$372,000	$(21,000)	$36,000	$387,000

Three Months Ended September 30, 2013

	IMAGINiT	Enterprise Applications	ASCENT	Total
Revenue-
Product sales	$8,625,000	$377,000	$729,000	$9,731,000
Service revenue	3,274,000	1,342,000	10,000	4,626,000
Commission revenue	3,643,000	36,000	—	3,679,000

Total revenue	15,542,000	1,755,000	739,000	18,036,000

Cost of revenue-
Cost of product sales	5,641,000	232,000	375,000	6,248,000
Cost of service revenue	2,509,000	825,000	6,000	3,340,000

Total cost of revenue	8,150,000	1,057,000	381,000	9,588,000

Gross margin	7,392,000	698,000	358,000	8,448,000
Total operating expenses	7,703,000	681,000	242,000	8,626,000

Operating income (loss)	$(311,000)	$17,000	$116,000	$(178,000)

13. Subsequent Events

Recapitalization

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This recapitalization process was accomplished through a tender offer which was concluded on November 3, 2014 whereby the Company purchased 25,849,945 shares of its common stock from its shareholders for a price of $1.20 per share. The repurchase was financed through a combination of new bank loans through Chase which replaced the Company’s current credit facilities with PNC, as well as the Company’s cash surplus.

The new debt from Chase is comprised of two credit facilities. The first is a five-year $10 million line of credit, secured by all assets of the Company with borrowing levels subject to borrowing base limits. The interest rate on the line of credit is the LIBO rate, plus a margin of 2.5%. The second facility is a five-year $21 million term loan with an interest rate equal to the LIBO rate, plus a margin of 3.15%. The principal of this loan will be amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The new loans contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization.

On November 7, 2014, following the completion of the Company’s Tender Offer, Messrs. Marc Dulude, Richard Charpie, Charles Yie and Manu Parpia, resigned from the Board of Directors as part of a planned transition that follows the Company’s recapitalization and a major investment by 3K Limited Partnership. In addition, Mr. Dulude resigned as Chief Executive Officer of Rand Worldwide, Inc. and Mr. Lawrence Rychlak was named as the Company’s President and Chief Executive Officer. Mr. Rychlak was previously the President and Chief Financial Officer and John Kuta, the Company’s current Vice President and Controller, was appointed to the office as Chief Financial Officer.

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

Recent Developments

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This recapitalization process was accomplished through a tender offer which was concluded on November 3, 2014 whereby the Company purchased 25,849,945 shares of its common stock from its shareholders for a price of $1.20 per share. The repurchase was financed through a combination of new bank loans through Chase which replaced the Company’s current credit facilities with PNC, as well as the Company’s cash surplus.

The new debt from Chase is comprised of two credit facilities. The first is a five-year $10 million line of credit, secured by all assets of the Company with borrowing levels subject to borrowing base limits. The interest rate on the line of credit is the LIBO rate, plus a margin of 2.5%. The second facility is a five-year $21 million term loan with an interest rate equal to the LIBO rate, plus a margin of 3.15%. The principal of this loan will be amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The new loans contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization.

On November 7, 2014, following the completion of the Company’s Tender Offer, Messrs. Marc Dulude, Richard Charpie, Charles Yie and Manu Parpia, resigned from the Board of Directors as part of a planned transition that follows the Company’s recapitalization and a major investment by 3K Limited Partnership. In addition, Mr. Dulude resigned as Chief Executive Officer of Rand Worldwide, Inc. and Mr. Lawrence Rychlak was named as the Company’s President and Chief Executive Officer. Mr. Rychlak was previously the President and Chief Financial Officer and John Kuta, the Company’s current Vice President and Controller, was appointed to the office as Chief Financial Officer.

Overview

Rand Worldwide, Inc. is a leader in design, engineering, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus, Dassault Systèmes and Leica Geosystems. The Company’s clients include businesses, government agencies, and educational institutions.

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

As part of the Company’s strategy to focus on its core strengths, the Company divested its Rand Secure Data archiving business. Thus, the results of operations from the archiving business have been classified as discontinued operations for all periods presented.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk 2D and 3D computer aided design software for customers in the mechanical, architectural and civil engineering sectors, as well as visualization and animation technology to companies in the media and entertainment industry;

•	Autodesk data management software;

•	Archibus facilities management software for space planning, strategic planning, and lease/property administration;

•	Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector; and

•	ASCENT internally developed courseware for a variety of engineering applications

Service Revenue- The Company provides services in the form of project-focused software implementations, training, consulting services, software development, software customization, supplemental design staffing, drawing digitization, symbol library development, custom courseware development and technical support to its customers. The Company employs a technical staff of over 100 personnel associated with these types of services.

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

Cost of Product Sales- The cost of product sales consists of the cost of purchasing products from software suppliers or hardware manufacturers as well as the associated shipping and handling costs. The Company earns a volume-based rebate from its primary supplier, Autodesk, paid monthly based on the level of new product and subscription purchases as measured against quarterly targets developed by Autodesk . These rebates serve to reduce the cost of product sales. The Company accrues its rebates the month the underlying sales are posted, in accordance with ASC 605-50, Customer Payments and Incentives. The Company has generally been able to focus its sales efforts in a manner to achieve margins on its product sales that are within a relatively narrow range period to period.

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

Depreciation and Amortization Expenses- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. Rand Worldwide leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the three months ended September 30, 2014 was $194,000 and total depreciation expense for the same period was $220,000.

Interest Expense- For the three months ended September 30, 2014, interest expense consisted of interest on capital lease obligations, and earn-out consideration paid in connection with prior business acquisitions.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following tables set forth a comparison of the Company’s results of operations for the three-month periods ended September 30, 2014 and September 30, 2013. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended September 30,
	2014	2013	% change
Revenues:
Product sales	$11,564,000	$9,731,000	18.8%
Service revenue	4,920,000	4,626,000	6.4%
Commission revenue	4,298,000	3,679,000	16.8%

Total revenues	$20,782,000	$18,036,000	15.2%

Revenues. Total revenues for the three months ended September 30, 2014 increased by $2,746,000, or 15.2%, when compared to the same period of the prior year.

Product sales increased $1,833,000, or 18.8%, for the three months ended September 30, 2014 when compared to the same period of the prior year. The increased product revenues were the result of an increased focus by the Company on new product sales and promotions implemented by the Company’s primary vendor, Autodesk, which consisted mainly of discounts on software upgrades, during the quarter ended September 30, 2014, while there were no significant vendor promotions during the same quarter of the prior fiscal year.

Service revenues increased $294,000, or 6.4%, mainly as the result of performing two large consulting projects for key customers during the quarter.

Commission revenues increased $619,000, or 16.8%, for the three months ended September 30, 2014 over the same period of the prior year. The increased commission revenues were mainly due to increased government business through a number of large deals with government agencies. The government sales team has recently taken a more consultative sales strategy which has cultivated strategic business relationships and has been a key driver of revenue growth.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2014	2013	% change
Cost of revenue:
Cost of product sales	$7,487,000	$6,248,000	19.8%
Cost of service revenue	3,402,000	3,340,000	1.9%

Total cost of revenue	$10,889,000	$9,588,000	13.6%

Gross margin	$9,893,000	$8,448,000

Cost of revenue. The total cost of revenue increased $1,301,000, or 13.6%, for the three months ended September 30, 2014 when compared to the same period of the prior fiscal year.

Cost of product sales increased 19.8% while product revenue increased 18.8%. Costs of product sales increased at a higher rate than product revenue due to having a larger proportion of software upgrades, which sell at lower margins than new software licenses.

Cost of service revenue increased 1.9%, while service revenues increased 6.4%. Cost of service revenue as a percentage of service revenue decreased from 72.2% to 69.1% as the result of increased productivity of the services teams.

Gross margin. The Company’s overall gross margin percentage increased slightly from 46.8% to 47.6% mainly due to the increased proportion of commission revenues.

Other Operating Expenses

	Three Months Ended September 30,
	2014	2013	% change
Other operating expenses:
Selling, general and administrative	$9,092,000	$8,190,000	11.0%
Depreciation and amortization	414,000	436,000	(5.0)%

Total other operating expenses	$9,506,000	$8,626,000	10.2%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 11.0% for the three months ended September 30, 2014 over the same period of the prior fiscal year. The increased expenses were the result of transactions costs totaling $937,000 related to the tender offer. Selling, general and administrative expense as a percentage of total revenues decreased from 45.4% for the three months ended September 30, 2013 to 43.7% for the three months ended September 30, 2014.

Depreciation and Amortization. Depreciation and amortization expenses decreased $22,000, or 5.0%, for the three months ended September 30, 2014 over the same period of the prior fiscal year due to having a net decrease in depreciable assets as such assets became fully depreciated at a faster rate than they were replaced with new assets.

Other Expense, net

	Three Months Ended September 30,
	2014	2013	% Change
Other expense, net	$(229,000)	$(7,000)	3,171.4%

Other Expense, net. The Company incurred $229,000 in other expense, net, during the three months ended September 30, 2014 versus $7,000 during the same period of the prior fiscal year. The increased expense was the result of having greater foreign currency exchange losses as a result of changes in the exchange rate between the US and Canadian dollar.

Income Tax Benefit

	Three Months Ended September 30,
	2014	2013	% Change
Income tax benefit	$447,000	$293,000	52.6%

Income Tax Benefit. The Company recorded an income tax benefit of $447,000 during the three months ended September 30, 2014, as compared with a $293,000 benefit during the same period of the prior fiscal year. The increased income tax benefit was due to the recognition of a larger taxable loss as a result of the accounting effects of the discontinued operations.

At September 30, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $28.4 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. In addition, at September 30, 2014, the Company had foreign net operating loss carryforwards of approximately $14.8 million available to reduce future taxable income; however approximately $4.0 million is expected to expire by December 31, 2014 and the remainder will expire between 2028 and 2031.

As of September 30, 2014, the Company maintained a valuation allowance of $11.0 million due to the expected expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Discontinued Operations

	Three Months Ended September 30,
	2014	2013
Loss from discontinued operations, net of tax	$684,000	$384,000
Loss on sale of discontinued operations, net of tax	1,163,000	—

Discontinued Operations. As part of the Company’s strategy to focus on its core strengths, the Company divested its Rand Secure Data archiving business. Thus, the results of operations and cash flows from the data archiving business have been classified as discontinued operations for all periods presented. The disposal resulted in a loss of $1,163,000 for the three months ended September 30, 2014, which has been included in discontinued operations in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBO rate, plus a margin of 2.0%. The Company had no outstanding borrowings from the bank under its credit line of as of September 30, 2014 or June 30, 2014. The line expires on November 30, 2014.

As discussed in Note 13, on November 3, 2014 the Company completed a tender offer and repurchased 25,849,945 shares of the Company’s common stock from existing shareholders. This buyback was financed through a $21,000,000 term loan, a line of credit with borrowings up to $10,000,000 as well as the Company’s existing cash surplus. The line of credit is secured by all assets of the Company with borrowing levels subject to borrowing base limits and bears interest at the LIBO rate, plus a margin of 2.5%. The term loan bears interest rate at the LIBO rate, plus a margin of 3.15%. The principal of the loan will be amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The new loans contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, accounts payable, and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 96% of its product from one principal supplier that provides it with credit to finance those purchases.

For the three months ended September 30, 2014, net cash provided by operating activities was $1,760,000, compared with net cash provided by operating activities of $223,000 during the three months ended September 30, 2013. The increase in cash provided by operating activities was due mainly to the cash provided from its profitable operations, increased collections in accounts receivable and a decrease in prepaid expenses along with a small net difference in various balance sheet accounts.

For the three months ended September 30, 2014, net cash provided by investing activities was $405,000, compared with net cash used in investing activities of $245,000 during the three months ended September 30, 2013. The difference was mainly due to cash proceeds of $500,000 received from the sale of the Rand Secure Data Division during the first quarter of this fiscal year.

Net cash used in financing activities was $101,000 for the three months ended September 30, 2014 compared to $87,000 for the same period of the prior fiscal year. The difference resulted mainly from proceeds received from the issuance of common stock to employees during the first quarter of the prior fiscal year.

The Company had a working capital surplus of $12,790,000 as of September 30, 2014.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2014 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

RAND WORLDWIDE, INC.

Date: November 14, 2014	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ John Kuta
John Kuta
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer†

32.1	Section 1350 Certifications††

101.INS	XBRL Instance Document. †

101.SCH	XBRL Taxonomy Extension Schema Document. †

101.CAL	XBRL Taxonomy Calculation Linkbase Document. †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	XBRL Taxonomy Label Linkbase Document. †

101.PRE	XBRL Taxonomy Presentation Linkbase Document. †

†	Filed herewith.
††	Furnished herewith.