Form 10-Q
period 2014-12-31
RAND WORLDWIDE INC
filed 2015-02-17
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31265

Rand Worldwide, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1035353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11201 Dolfield Boulevard, Suite 112, Baltimore, MD	21042
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 9, 2015, there were 29,641,063 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash	$2,817,000	$9,557,000
Accounts receivable, less allowance of $190,000 as of December 31, 2014 and $211,000 as of June 30, 2014	13,805,000	15,290,000
Income tax receivable	1,157,000	1,088,000
Other receivables	774,000	922,000
Inventory	168,000	101,000
Prepaid expenses and other current assets	565,000	2,021,000
Deferred tax assets	59,000	119,000

Total current assets	19,345,000	29,098,000

Property and equipment:
Computer software and equipment	5,746,000	8,160,000
Office furniture and equipment	1,542,000	1,444,000
Leasehold improvements	570,000	579,000

	7,858,000	10,183,000
Less accumulated depreciation and amortization	(6,647,000)	(7,600,000)

	1,211,000	2,583,000

Customer list, net of accumulated amortization of $7,404,000 as of December 31, 2014 and $7,173,000 as of June 30, 2014	2,750,000	2,981,000
Goodwill	16,629,000	16,758,000
Trade name, net of accumulated amortization of $1,700,000 as of December 31, 2014 and $1,549,000 as of June 30, 2014	2,231,000	2,382,000
Deferred income taxes	4,519,000	4,732,000
Other assets	343,000	223,000

Total assets	$47,028,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	December 31, 2014	June 30, 2014
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,150,000	$—
Accounts payable and accrued expenses	10,587,000	8,901,000
Accrued compensation and related benefits	1,723,000	1,973,000
Deferred revenue	3,497,000	4,227,000
Obligations under capital leases	3,000	188,000
Income taxes payable	—	796,000

Total current liabilities	18,960,000	16,085,000

Long-term liabilities:
Term note payable, long-term	17,063,000	—
Obligations under capital leases	—	147,000
Other long-term liabilities	—	205,000

Total liabilities	36,023,000	16,437,000

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 343,506 and 385,357 shares outstanding with an aggregate liquidation preference of $883,000 and $1,093,000 at December 31, 2014 and June 30, 2014, respectively (Note 8)	3,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 29,479,525 and 54,491,296 at December 31, 2014 and June 30, 2014, respectively	295,000	545,000
Additional paid-in capital	35,577,000	66,028,000
Accumulated deficit	(25,955,000)	(25,205,000)
Accumulated other comprehensive income	1,085,000	948,000

Total stockholders’ equity	11,005,000	42,320,000

Total liabilities and stockholders’ equity	$47,028,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2014	2013
Revenues:
Product sales	$11,611,000	$13,217,000
Service revenue	5,067,000	5,237,000
Commission revenue	5,737,000	5,569,000

	22,415,000	24,023,000
Cost of revenue:
Cost of product sales	7,371,000	8,501,000
Cost of service revenue	3,564,000	3,486,000

	10,935,000	11,987,000

Gross margin	11,480,000	12,036,000
Other operating expenses:
Selling, general and administrative	9,581,000	8,284,000
Depreciation and amortization	349,000	441,000

	9,930,000	8,725,000

Operating income	1,550,000	3,311,000
Other expense, net	(326,000)	(212,000)

Income from continuing operations before income taxes	1,224,000	3,099,000
Income tax expense	(461,000)	(936,000)

Income from continuing operations	763,000	2,163,000
Loss from discontinued operations, net of tax	—	(604,000)
Loss on sale of discontinued operations, net of tax	(271,000)	(374,000)

Net income	492,000	1,185,000
Preferred stock dividends	(25,000)	(27,000)

Net income available to common stockholders	$467,000	$1,158,000

Earnings per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.02	$0.03
Loss from discontinued operations per common share	—	(0.01)

Earnings per common share attributable to common shareholders – basic	$0.02	$0.02

Earnings per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.02	$0.03
Loss from discontinued operations per common share	—	(0.01)

Earnings per common share attributable to common shareholders – diluted	$0.02	$0.02

Shares used in computing income per common share:
Weighted average shares used in computation - basic	38,987,991	54,099,997
Weighted average shares used in computation - diluted	41,350,520	56,955,741

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,
	2014	2013
Net income	$492,000	$1,185,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	581,000	(95,000)

Comprehensive income	$1,073,000	$1,090,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Six Months Ended December 31,
	2014	2013
Revenues:
Product sales	$23,175,000	$22,948,000
Service revenue	9,987,000	9,865,000
Commission revenue	10,035,000	9,247,000

	43,197,000	42,060,000
Cost of revenue:
Cost of product sales	14,858,000	14,751,000
Cost of service revenue	6,966,000	6,826,000

	21,824,000	21,577,000

Gross margin	21,373,000	20,483,000
Other operating expenses:
Selling, general and administrative	18,673,000	16,473,000
Depreciation and amortization	763,000	872,000

	19,436,000	17,345,000

Operating income	1,937,000	3,138,000
Other expense, net	(555,000)	(219,000)

Income from continuing operations before income taxes	1,382,000	2,919,000
Income tax expense	(14,000)	(644,000)

Income from continuing operations	1,368,000	2,275,000
Loss from discontinued operations, net of tax	(684,000)	(992,000)
Loss on sale of discontinued operations, net of tax	(1,434,000)	(374,000)

Net income (loss)	(750,000)	909,000
Preferred stock dividends	(52,000)	(55,000)

Net income (loss) available to common stockholders	$(802,000)	$854,000

Earnings (loss) per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.03	$0.02
Loss from discontinued operations per common share	(0.05)	(0.01)

Earnings per common share attributable to common shareholders – basic	$(0.02)	$0.01

Earnings (loss) per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.02	$0.02
Loss from discontinued operations per common share	(0.04)	(0.01)

Earnings (loss) per common share attributable to common shareholders – diluted	$(0.02)	$0.01

Shares used in computing income per common share:
Weighted average shares used in computation - basic	46,741,995	54,052,138
Weighted average shares used in computation - diluted	48,990,560	55,522,027

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Six Months Ended December 31,
	2014	2013
Net income (loss)	$(750,000)	$909,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation gain (loss)	137,000	(48,000)

Comprehensive income (loss)	$(613,000)	$861,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2014	385,357	$4,000	54,491,296	$545,000	$66,028,000	$(25,205,000)	$948,000	$42,320,000
Vesting of stock options granted to employees					556,000			556,000
Conversion of preferred stock into common stock	(41,851)	(1,000)	368,019	4,000	(3,000)			—
Cashless exercise of stock options			470,155	5,000	(5,000)			—
Stock repurchased through tender offer			(25,849,945)	(259,000)	(30,762,000)			(31,021,000)
Payment of taxes upon the exercise of stock options					(185,000)			(185,000)
Preferred stock dividends					(52,000)			(52,000)
Foreign currency translation adjustment							137,000	137,000
Net loss for the six months ended December 31, 2014						(750,000)		(750,000)

Balance at December 31, 2014	343,506	$3,000	29,479,525	$295,000	$35,577,000	$(25,955,000)	$1,085,000	$11,005,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(750,000)	$909,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash portion of loss from discontinued operations	204,000	—
Loss on sale of discontinued operations, net of tax	1,434,000	—
Bad debt expense	82,000	99,000
Depreciation and amortization	763,000	941,000
Stock-based compensation	556,000	159,000
Deferred income taxes	273,000	668,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	813,000	(6,210,000)
Income tax receivable	(69,000)	(250,000)
Inventory	(67,000)	(118,000)
Prepaid expenses and other current assets	(137,000)	260,000
Other assets	(120,000)	8,000
Accounts payable and accrued expenses	1,358,000	5,946,000
Accrued compensation and related benefits	(295,000)	410,000
Deferred revenue	746,000	210,000
Income taxes payable	(796,000)	—
Other long-term liabilities	(205,000)	(316,000)

Net cash provided by operating activities	3,790,000	2,716,000

Cash flows from investing activities
Net purchases of property and equipment	(207,000)	(629,000)
Proceeds from the sale of discontinued operations	500,000	—

Net cash provided by (used in) investing activities	293,000	(629,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	4,828,000	34,018,000
Repayment of borrowings under line of credit	(4,828,000)	(34,018,000)
Proceeds from borrowings under term note	21,000,000	—
Repayment of borrowings under term note	(787,000)	—
Principal payment on capital lease obligations	(94,000)	(137,000)
Stock repurchased through tender offer	(31,021,000)	—
Payment of taxes upon the exercise of stock options	(185,000)	—
Payment of preferred stock dividends	(52,000)	(55,000)
Proceeds from the issuance of common stock to employees	—	166,000

Net cash used in financing activities	(11,139,000)	(26,000)
Effect of exchange rate changes on cash	316,000	(15,000)

Net change in cash	(6,740,000)	2,046,000
Cash - beginning of period	9,557,000	1,214,000

Cash - end of period	$2,817,000	$3,260,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

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

The Company is organized into four divisions: IMAGINiT Technologies (“IMAGINiT”), Rand 3D, Facilities Management, and ASCENT – Center for Technical Knowledge (“ASCENT”).

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

The Rand 3D division offers 3DExperience products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU. Rand 3D also specializes in training solutions for Dassault Systèmes and PTC products including Pro/ENGINEER, CREO, and Windchill.

The Facilities Management Division offers ARCHIBUS products for facilities management software for space planning, strategic planning, and lease/property administration, and provides a full range of training, consulting and support services for the ARCHIBUS products.

ASCENT is the courseware division of Rand Worldwide and is a leading developer of professional training materials and knowledge products for engineering software tools.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2.	Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $56,000 and $11,000 during the three months ended December 31, 2014 and 2013, respectively, and approximately $59,000 and $23,000 during the six months ended December 31, 2014 and 2013, respectively. The Company also paid federal and state income taxes of approximately $258,000 and $77,000 during the three months ended December 31, 2014 and 2013, respectively, and approximately $1.8 million and $84,000 during the six months ended December 31, 2014 and 2013, respectively. The majority of taxes paid during the six months ended December 31, 2014 were federal income taxes. During the six months ended December 31, 2013, the Company paid no Federal income taxes because the Company utilized net operating losses to reduce its federal tax liability; taxes paid during that period were state income taxes.

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

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This planned recapitalization process was accomplished through a tender offer which was concluded on November 3, 2014 whereby the Company purchased 25,849,945 shares of its common stock from its shareholders for a price of $1.20 per share. In conjunction with the tender offer, the Company’s Board of Directors voted to accelerate the vesting of all unvested stock options effective September 29, 2014. The Board of Directors also voted to provide option holders the ability to exercise their options under a net-settlement program, whereby the Company issued common shares for the aggregate difference between the exercise price and the $1.20 tender offer price, minus required tax withholdings. There were 1,810,920 options exercised under this program. Stock compensation expense for the six months ended December 31, 2014 was $556,000 and includes $476,000 of expense due to the accelerated vesting of options. For the six months ended December 31, 2013, total stock compensation expense was $159,000.

A summary of stock option activity during the six months ended December 31, 2014 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,311,745	$0.83
Granted	36,000	1.72
Exercised	(1,810,920)	0.78
Forfeited	(42,000)	0.83
Expired	—	—

Outstanding at December 31, 2014	1,494,825	$0.90	$1,301,000

Exercisable at December 31, 2014	1,470,825	$0.89	$1,300,000

Weighted-average remaining contractual life of shares outstanding	6.0 Years

Weighted-average remaining contractual life of shares exercisable	6.0 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2014 ranged from $0.50 to $1.72 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.50 – 0.75	447,975	$0.65	5.0 years	447,975	$0.65	5.0 years
0.76 – 1.00	744,100	0.89	7.4 years	744,100	0.89	7.4 years
1.01 – 1.72	302,750	1.30	4.2 years	278,750	1.27	3.7 years

	1,494,825			1,470,825

Assuming that no additional share-based payments are granted after December 31, 2014, $34,000 of compensation expense will be recognized in the consolidated statements of operations over a weighted-average period of 1.75 years.

4.	Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association (“PNC”). The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings from PNC under its credit line of as of December 31, 2014 or June 30, 2014. The line expired on November 30, 2014.

On November 4, 2014, the Company entered into two credit facilities with JP Morgan Chase Bank National Association (“Chase”) which replaced the Company’s existing facilities with PNC. The first is a five-year $10 million line of credit, secured by all assets of the Company with borrowing levels subject to borrowing base limits. The interest rate on the line of credit is the LIBO rate, plus a margin of 2.5%. The second facility is a five-year $21 million term loan with an interest rate equal to the LIBO rate, plus a margin of 3.15%. The principal of this loan is amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The new loans contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the loans’ financial covenants during the six months ended December 31, 2014. The Company had no outstanding borrowings from Chase under its line of credit as of December 31, 2014.

5.	Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $3,000 and $335,000 as of December 31, 2014 and June 30, 2014, respectively.

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

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and the conversion of preferred stock. As of December 31, 2014, 3,222,593 shares of common stock were issuable upon the conversion or exercise of options and preferred stock. For the three months ended December 31, 2014 and 2013, there were 1,145,289 and 238,500 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended December 31, 2014 and 2013, there were 1,158,289 and 1,639,654 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings per common share for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$763,000	$2,163,000
Payment of preferred stock dividends	(25,000)	(27,000)

Net income from continuing operations available to common stockholders	738,000	2,136,000
Loss from discontinued operations, net of tax	—	(604,000)
Loss on sale of discontinued operations, net of tax	(271,000)	(374,000)

Net income available to common stockholders	$467,000	$1,158,000

Weighted average shares used in computing basic net income per share:	38,987,991	54,099,997
Assumed conversion of preferred stock	1,727,768	2,095,784
Effect of outstanding stock options	634,761	759,960

Weighted average shares used in computing diluted net income per share:	41,350,520	56,955,741

Earnings per common share attributable to common stockholders – basic

Income from continuing operations per common share	$0.02	$0.03
Loss from discontinued operations per common share	—	(0.01)

Earnings per common share attributable to common stockholders – basic	$0.02	$0.02

Earnings per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.02	$0.03
Loss from discontinued operations per common share	—	(0.01)

Earnings per common share attributable to common stockholders – diluted	$0.02	$0.02

	Six Months Ended December 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,368,000	$2,275,000
Payment of preferred stock dividends	(52,000)	(55,000)

Net income from continuing operations available to common stockholders	1,316,000	2,220,000
Loss from discontinued operations, net of tax	(684,000)	(992,000)
Loss on sale of discontinued operations, net of tax	(1,434,000)	(374,000)

Net income (loss) available to common stockholders	$(802,000)	$854,000

Weighted average shares used in computing basic net income per share:	46,741,995	54,052,138
Assumed conversion of preferred stock	1,727,768	769,630
Effect of outstanding stock options	520,797	700,259

Weighted average shares used in computing diluted net income per share:	48,990,560	55,522,027

Earnings (loss) per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.03	$0.02
Loss from discontinued operations per common share	(0.05)	(0.01)

Earnings (loss) per common share attributable to common stockholders – basic	$(0.02)	$0.01

Earnings (loss) per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.02	$0.02
Loss from discontinued operations per common share	(0.04)	(0.01)

Earnings (loss) per common share attributable to common stockholders – diluted	$(0.02)	$0.01

8.	Preferred Stock

Convertible Preferred Stock

At December 31, 2014, 342,829 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

At December 31, 2014, 677 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

As part of the Company’s strategy to focus on its core strengths, the Company sold its Rand Secure Data archiving business during the fiscal quarter ended September 30, 2014. Thus, the results of operations and cash flows from the data archiving business have been classified as discontinued operations for all periods presented.

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company.

The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues	$—	$438,000	$915,000	$946,000
Loss on sale of discontinued operations, net of tax	271,000	374,000	1,434,000	374,000
Loss from discontinued operations, net of tax	—	604,000	684,000	992,000

10.	Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2021 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2014:

Twelve months ending December 31:
2015	$2,378,000
2016	1,742,000
2017	1,328,000
2018	804,000
2019	517,000
Thereafter	153,000

Total minimum lease payments	$6,922,000

11.	Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $3,000 as of December 31, 2014. Payments for the leases are made either monthly or quarterly through December 2015 and depreciation expense on this equipment was approximately $54,000 as of December 31, 2014. Future minimum payments consisted of the following at December 31, 2014:

Twelve months ending December 31, 2015	$4,000
Less:
Taxes	1,000
Imputed interest	—

Present value of future minimum lease payments	$3,000

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

Interest Expense- Interest expense consists of interest on its term note, borrowings from lines of credit, capital lease obligations, and earn-out consideration paid in connection with prior business acquisitions.

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended December 31, 2014 to the three-month period ended December 31, 2013. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended December 31,
	2014	2013	% change
Revenues:
Product sales	$11,611,000	$13,217,000	(12.2)%
Service revenue	5,067,000	5,237,000	(3.2)%
Commission revenue	5,737,000	5,569,000	3.0%

Total revenues	$22,415,000	$24,023,000	(6.7)%

Revenues. Total revenues for the three months ended December 31, 2014 decreased by $1,608,000, or 6.7%, when compared to the same period in the prior fiscal year.

Product sales decreased $1,606,000, or 12.2%, for the three months ended December 31, 2014 when compared to the same period in the prior fiscal year. Product sales for the quarter ended December 31, 2013 included a single large sale of $3.2 million. Excluding this one-time large sale, product sales would have increased by $1.6 million, or 15.9%, during the quarter ended December 31, 2014 when compared to the same quarter of the prior fiscal year.

Service revenues decreased $170,000, or 3.2%, for the three months ended December 31, 2014 when compared with the same period in the prior fiscal year. Services productivity decreased slightly over the equivalent period of the prior fiscal year. The Company is addressing its decreased services productivity by developing innovative new service offerings, including training delivery methods that it expects will better serve the customer base and improve services productivity levels.

Commission revenues increased $168,000, or 3.0%, for the three months ended December 31, 2014 when compared with the same period in the prior fiscal year.

Cost of Revenues and Gross Margin

	Three Months Ended December 31,
	2014	2013	% change
Cost of revenue:
Cost of product sales	$7,371,000	$8,501,000	(13.3)%
Cost of service revenue	3,564,000	3,486,000	2.2%

Total cost of revenue	$10,935,000	$11,987,000	(8.8)%

Gross margin	$11,480,000	$12,036,000

Cost of revenue. The total cost of revenue decreased $1,052,000, or 8.8%, for the three months ended December 31, 2014 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 13.3% during the three months ended December 31, 2014 when compared with the same period in the prior fiscal year, while product sales decreased 12.2%. During the prior fiscal year, the Company had a single large product sale of $3.2 million which did not qualify for a supplier rebate and which resulted in a higher cost of product sales and slightly lower product margin rate when compared to the same quarter of the current fiscal year.

Cost of service revenue increased 2.2% for the three months ended December 31, 2014 when compared to the same period in the prior fiscal year, while service revenues decreased 3.2%. Cost of service revenue as a percentage of related revenue increased to 70.3% during the three months ended December 31, 2013 from 66.6% during the same period in the prior fiscal year due to the decreased services revenue levels which lowered overall productivity.

Gross margin. The Company’s overall gross margin percentage increased to 51.2% from 50.1% for the three months ended December 31, 2014 when compared with the same period in the prior fiscal year. The revenue mix during the quarter ended December 31, 2014 had a higher proportion of commission revenues, which are 100% margin, resulting in the increased overall gross margin rate.

Other Operating Expenses

	Three Months Ended December 31,
	2014	2013	% change
Other operating expenses:
Selling, general and administrative	$9,581,000	$8,284,000	15.7%
Depreciation and amortization	349,000	441,000	(20.9)%

Total other operating expenses	$9,930,000	$8,725,000	13.8%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,297,000, or 15.7%, for the three months ended December 31, 2014 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 42.7% for the three months ended December 31, 2014, an increase from 34.5% for the same period in the prior fiscal year. The increase in these expenses was primarily the result of costs associated with the Company’s issuer tender offer that closed on November 3, 2014 (the “Tender Offer”) and the sale of the Rand Secure Data division that occurred during the quarter. See the section entitled “Liquidity and Capital Resources” below for further information regarding the Tender Offer.

Depreciation and Amortization. Depreciation and amortization expenses decreased $92,000, or 20.9%, for the three months ended December 31, 2014 when compared to the same period in the prior fiscal year. The decrease occurred after a portion of computer equipment was fully depreciated and had not yet been replaced.

Other Expense, Net

	Three Months Ended December 31,
	2014	2013	% change
Other expense, net	$(326,000)	$(212,000)	53.8%

Other Expense, Net. The Company incurred $326,000 in other expense, net, during the three months ended December 31, 2014, compared to $212,000 during the same period in the prior fiscal year. The increase was due to the increased interest expense resulting from a new $21 million term loan (the “Chase Loan”) from JPMorgan Chase Bank, N.A. (“Chase”) combined with increased foreign currency exchange losses. See the section entitled “Liquidity and Capital Resources” below for further information regarding the Company’s credit facilities.

Income Tax Expense

	Three Months Ended December 31,
	2014	2013	% change
Income tax expense	$(461,000)	$(936,000)	(50.7)%

Income Tax Expense. The Company recorded $461,000 of income tax expense during the three months ended December 31, 2014, compared to $936,000 in income tax expense recorded for the same period in the prior fiscal year. The decreased income tax expense was due to a decrease in taxable income in the current fiscal year. The Company’s effective income tax rate increased to 37.7% for the quarter ended December 31, 2014 from 30.2% for the same quarter of the prior year due to having significant transaction costs associated with Tender Offer which are not deductible for tax purposes.

At December 31, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $27.7 million; however, $23.0 million of these carryforwards are not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. In addition, at December 31, 2014, the Company had foreign net operating loss carryforwards of approximately $10.8 million available to reduce future taxable income which are set to expire between 2028 and 2031.

As of December 31, 2014, the Company maintained a valuation allowance of $11 million due to the expected expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Discontinued Operations

	Three Months Ended December 31,
	2014	2013
Loss from discontinued operations, net of tax	$—	$604,000
Loss on sale of discontinued operations, net of tax	$271,000	$374,000

Discontinued Operations. The Company divested of its Rand Secure Data archiving business during the quarter ended September 30, 2014 as detailed in Note 9. The disposal resulted in a loss of $604,000 for the three months ended December 31, 2013, which has been included in discontinued operations in the Consolidated Statements of Operations. Losses on the sale of discontinued operations include losses related to the disposal of the Rand Secure Data division of $271,000 and losses related to the disposal of the Singapore operations of $374,000 for the three months ended December 31, 2014 and 2013, respectively.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

The following tables set forth a comparison of the Company’s results of operations for the six-month period ended December 31, 2014 to the six-month period ended December 31, 2013. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The six-month financial results are not necessarily indicative of future results.

Revenues

	Six Months Ended December 31,
	2014	2013	% change
Revenues:
Product sales	$23,175,000	$22,948,000	1.0%
Service revenue	9,987,000	9,865,000	1.2%
Commission revenue	10,035,000	9,247,000	8.5%

Total revenues	$43,197,000	$42,060,000	2.7%

Revenues. Total revenues for the six months ended December 31, 2014 increased by $1,137,000, or 2.7%, when compared to the same period in the prior fiscal year.

Product sales increased $227,000, or 1.0%, for the six months ended December 31, 2014 when compared to the same period in the prior fiscal year. Product sales for the six months ended December 31, 2013 included a single large sale of $3.2 million. Excluding this one-time large sale, product sales for the six months ended December 31, 2014 increased by $3.4 million, or 17.4%, over the equivalent period of the prior fiscal year.

Service revenues increased $122,000, or 1.2%, for the six months ended December 31, 2014 when compared with the same period in the prior fiscal year. While service revenues have increased over the prior fiscal year, the revenues are behind the Company’s internal targets and the Company is working to grow its service revenues by developing innovative new service offerings, including training delivery methods that it expects will better serve the customer base.

Commission revenues increased $788,000, or 8.5%, for the six months ended December 31, 2014 when compared with the same period in the prior fiscal year. The increased commission revenues were mainly due to increased government business through a number of large deals with government agencies. The government sales team has recently taken a more consultative sales strategy which has cultivated strategic business relationships and has been a key driver of revenue growth.

Cost of Revenues and Gross Margin

	Six Months Ended December 31,
	2014	2013	% change
Cost of revenue:
Cost of product sales	$14,858,000	$14,751,000	0.7%
Cost of service revenue	6,966,000	6,826,000	2.1%

Total cost of revenue	$21,824,000	$21,577,000	1.1%

Gross margin	$21,373,000	$20,483,000

Cost of revenue. The total cost of revenue increased $247,000, or 1.1%, for the six months ended December 31, 2014 when compared to the same period in the prior fiscal year.

Cost of product sales increased 0.7% during the six months ended December 31, 2014 when compared with the same period in the prior fiscal year, closely following the 1.0% increase in product sales.

Cost of service revenue increased 2.1% for the six months ended December 31, 2014 when compared to the same period in the prior fiscal year, while service revenues increased 1.2%.

Gross margin. The Company’s overall gross margin percentage increased to 49.5% from 48.7% for the six months ended December 31, 2014 when compared with the same period in the prior fiscal year. The sales mix during the six months ended December 31, 2014 had a higher proportion of commission revenues, which are 100% margin, resulting in the increased overall gross margin rate.

Other Operating Expenses

	Six Months Ended December 31,
	2014	2013	% change
Other operating expenses:
Selling, general and administrative	$18,673,000	$16,473,000	13.4%
Depreciation and amortization	763,000	872,000	(12.5)%

Total other operating expenses	$19,436,000	$17,345,000	12.1%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2,200,000, or 13.4%, for the six months ended December 31, 2014 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 43.2% for the six months ended December 31, 2013, a decrease from 39.2% for the same period in the prior fiscal year. The increased expenses were primarily the result of costs associated with Tender Offer.

Depreciation and Amortization. Depreciation and amortization expenses decreased $109,000, or 12.5%, for the six months ended December 31, 2014 when compared to the same period in the prior fiscal year. The decrease occurred after a portion of computer equipment was fully depreciated and had not yet been replaced.

Other Expense, Net

	Six Months Ended December 31,
	2014	2013	% change
Other expense, net	$(555,000)	$(219,000)	153.4%

Other Expense, Net. The Company incurred $555,000 in other expense, net, during the six months ended December 31, 2014, compared to $219,000 during the same period in the prior fiscal year. The increase was primarily due to increased foreign currency exchange losses due to the weakening of the Canadian dollar. Increased interest expense resulting from the Chase Loan added to the increase in other expense.

Income Tax Expense

	Six Months Ended December 31,
	2014	2013	% change
Income tax expense	$(14,000)	$(644,000)	(97.8)%

Income Tax Expense. The Company recorded $14,000 of income tax expense during the six months ended December 31, 2014, compared to $644,000 in income tax expense recorded for the same period in the prior fiscal year. The decreased income tax expense was due to a decrease in taxable income in the current fiscal year.

At December 31, 2014, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $27.7 million; however, $23.0 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. In addition, at December 31, 2014, the Company had foreign net operating loss carryforwards of approximately $10.8 million available to reduce future taxable income which are set to expire between 2028 and 2031.

As of December 31, 2014, the Company maintained a valuation allowance of $11.0 million due to the expected expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Discontinued Operations

	Six Months Ended December 31,
	2014	2013
Loss from discontinued operations, net of tax	$684,000	$992,000
Loss on sale of discontinued operations, net of tax	$1,434,000	$374,000

Discontinued Operations. The Company divested its Rand Secure Data archiving business during the first quarter of fiscal year 2015 as detailed in Note 9. The disposal resulted in a loss of $684,000 and $992,000 for the six months ended December 31, 2014 and December 31, 2013, respectively, which has been included in discontinued operations in the Consolidated Statements of Operations. Losses on the sale of discontinued operations include losses related to the disposal of the Rand Secure Data division of $1,434,000 and losses related to the disposal of the Singapore operations of $374,000 for the six months ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate is the “Eurodollar Rate”, which is calculated by using the LIBO rate, plus a margin of 2.0%. The Company had no outstanding borrowings from the bank under its credit line of as of December 31, 2014 or June 30, 2014. The line expired on November 30, 2014.

On November 3, 2014 the Company completed a tender offer and repurchased 25,849,945 shares of the Company’s common stock from existing shareholders. This buyback was financed through a $21 million term loan, a $10 million line of credit as well as the Company’s then-existing cash surplus. The line of credit is secured by all assets of the Company with borrowing levels subject to borrowing base limits and bears interest at the LIBO rate, plus a margin of 2.5%. The term loan bears interest rate at the LIBO rate, plus a margin of 3.15%. The principal of the loan will be amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The Company had no outstanding borrowings from Chase under its line of credit as of December 31, 2014.

The Company’s operating assets and liabilities consist primarily of accounts receivable, cash, borrowings under line of credit, current portion of long-term debt, accounts payable and deferred revenue. Changes in these balances are affected principally by the timing of sales, collections and vendor payments. The Company purchases approximately 96% of its product from one principal supplier that provides it with credit to finance those purchases.

For the six months ended December 31, 2014, net cash provided by operating activities was $3,790,000, compared to $2,716,000 during the six months ended December 31, 2013. This increase was due mainly to increased collections in accounts receivable, partially offset by increased accounts payable and payments of income taxes.

For the six months ended December 31, 2014, net cash provided by investing activities was $293,000, compared with net cash used in investing activities of $629,000 during the six months ended December 31, 2013. The difference was due to decreased purchases of equipment, as well as cash proceeds received from the sale of the Rand Secure Data Division during the first quarter of this fiscal year.

Net cash used in financing activities was $11.1 million for the six months ended December 31, 2014 compared with $26,000 for the same period of the prior fiscal year. The difference resulted mainly from the transactions associated with the recent tender offer including the $31 million paid out for the stock buyback, offset by $21 million in proceeds from the new term note during the current fiscal year. The Company also repaid $787,500 against its term note at the first scheduled principal payment during the six months ended December 31, 2014.

The Company had a working capital surplus of $385,000 as of December 31, 2014 and had $6.9 million of borrowing capacity available under its line of credit.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2014 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHE R INFORMATION

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

RAND WORLDWIDE, INC.

Date: February 17, 2015	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2015	By:	/s/ John Kuta
John Kuta
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Credit Agreement dated as of November 3, 2014 among Rand Worldwide, Inc., the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2014).

10.2	Pledge and Security Agreement dated as of November 3, 2014 by and among Rand Worldwide, Inc., Rand Worldwide Foreign Holdings, Inc., Rand Worldwide Subsidiary, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2014).

31.1	Rule 15d-14(a) Certification of Principal Executive Officer.†

31.2	Rule 15d-14(a) Certification of Principal Financial and Accounting Officer.†

32.1	Section 1350 Certifications.†

101.INS	XBRL Instance Document. †

101.SCH	XBRL Taxonomy Extension Schema Document. †

101.CAL	XBRL Taxonomy Calculation Linkbase Document. †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	XBRL Taxonomy Label Linkbase Document. †

101.PRE	XBRL Taxonomy Presentation Linkbase Document. †

†	Filed herewith.