Form 10-Q
period 2015-03-31
RAND WORLDWIDE INC
filed 2015-05-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 8, 2015, there were 29,671,832 shares of common stock, par value $.01 per share, outstanding.

RAND WORLDWIDE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2015	2014
Assets
Current assets:
Cash	$873,000	$9,557,000
Accounts receivable, less allowance of $208,000 as of March 31, 2015 and $211,000 as of June 30, 2014	14,569,000	15,290,000
Income tax receivable	431,000	1,088,000
Other receivables	1,035,000	922,000
Inventory	167,000	101,000
Prepaid expenses and other current assets	467,000	2,021,000
Deferred tax assets	46,000	119,000

Total current assets	17,588,000	29,098,000
Property and equipment:
Computer software and equipment	5,043,000	8,160,000
Office furniture and equipment	1,351,000	1,444,000
Leasehold improvements	486,000	579,000

	6,880,000	10,183,000
Less accumulated depreciation and amortization	(5,773,000)	(7,600,000)

	1,107,000	2,583,000
Customer list, net of accumulated amortization of $7,525,000 as of March 31, 2015 and $7,173,000 as of June 30, 2014	2,629,000	2,981,000
Goodwill	16,513,000	16,758,000
Trade name, net of accumulated amortization of $1,776,000 as of March 31, 2015 and $1,549,000 as of June 30, 2014	2,155,000	2,382,000
Deferred income taxes Other assets	4,054,000 315,000	4,732,000 223,000

Total assets	$44,361,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	June 30,
	2015	2014
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$496,000	$—
Current portion of long-term debt	3,150,000	—
Accounts payable and accrued expenses	8,291,000	8,901,000
Accrued compensation and related benefits	1,689,000	1,973,000
Deferred revenue	3,309,000	4,227,000
Obligations under capital leases	2,000	188,000
Income taxes payable	—	796,000

Total current liabilities	16,937,000	16,085,000
Long-term liabilities:
Term note payable	15,563,000	—
Obligations under capital leases	—	147,000
Other long-term liabilities	—	205,000

Total liabilities	32,500,000	16,437,000
Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 343,506 and 385,357 shares outstanding with an aggregate liquidation preference of $883,000 and $1,093,000 at March 31, 2015 and June 30, 2014, respectively (Note 8)	3,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 29,679,525 and 54,491,296 at March 31, 2015 and June 30, 2014, respectively	297,000	545,000
Additional paid-in capital	35,713,000	66,028,000
Accumulated deficit	(24,149,000)	(25,205,000)
Accumulated other comprehensive income	(3,000)	948,000

Total stockholders’ equity	11,861,000	42,320,000

Total liabilities and stockholders’ equity	$44,361,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales	$12,036,000	$12,619,000
Service revenue	5,079,000	5,180,000
Commission revenue	6,359,000	6,947,000

	23,474,000	24,746,000
Cost of revenue:
Cost of product sales	7,829,000	8,095,000
Cost of service revenue	3,490,000	3,408,000

	11,319,000	11,503,000

Gross margin	12,155,000	13,243,000
Other operating expenses:
Selling, general and administrative	8,140,000	8,591,000
Depreciation and amortization	338,000	448,000

	8,478,000	9,039,000

Operating income	3,677,000	4,204,000
Interest expense	(189,000)	(40,000)
Currency exchange losses	(307,000)	(117,000)

Income from continuing operations before income taxes	3,181,000	4,047,000
Income tax expense	(1,324,000)	(1,291,000)

Income from continuing operations	1,857,000	2,756,000
Loss from discontinued operations, net of tax	—	(528,000)
Loss on sale of discontinued operations, net of tax	(51,000)	—

Net income	1,806,000	2,228,000
Preferred stock dividends	(22,000)	(27,000)

Net income available to common stockholders	$1,784,000	$2,201,000

Earnings per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	—	(.01)

Earnings per common share attributable to common shareholders – basic	$0.06	$0.04

Earnings per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	—	(.01)

Earnings per common share attributable to common shareholders – diluted	$0.06	$0.04

Shares used in computing income per common share:
Weighted average shares used in computation – basic	29,597,525	54,264,017
Weighted average shares used in computation – diluted	32,035,527	57,237,327

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,806,000	$2,228,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation loss	(1,088,000)	(66,000)

Comprehensive income	$718,000	$2,162,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended March 31,
	2015	2014
Revenues:
Product sales	$35,211,000	$35,568,000
Service revenue	15,066,000	15,044,000
Commission revenue	16,394,000	16,194,000

	66,671,000	66,806,000
Cost of revenue:
Cost of product sales	22,687,000	22,846,000
Cost of service revenue	10,456,000	10,234,000

	33,143,000	33,080,000

Gross margin	33,528,000	33,726,000
Other operating expenses:
Selling, general and administrative	26,813,000	25,063,000
Depreciation and amortization	1,101,000	1,319,000

	27,914,000	26,382,000

Operating income	5,614,000	7,344,000
Interest expense	(319,000)	(152,000)
Currency exchange losses	(732,000)	(224,000)

Income from continuing operations before income taxes	4,563,000	6,968,000
Income tax expense	(1,338,000)	(1,934,000)

Income from continuing operations	3,225,000	5,034,000
Loss from discontinued operations, net of tax	(684,000)	(1,520,000)
Loss on sale of discontinued operations, net of tax	(1,485,000)	(374,000)

Net income	1,056,000	3,140,000
Preferred stock dividends	(74,000)	(82,000)

Net income available to common stockholders	$982,000	$3,058,000

Earnings per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.08	$0.09
Loss from discontinued operations per common share	(0.05)	(0.04)

Earnings per common share attributable to common shareholders – basic	$0.03	$0.05

Earnings per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.07	$0.09
Loss from discontinued operations per common share	(0.05)	(0.04)

Earnings per common share attributable to common shareholders – diluted	$0.02	$0.05

Shares used in computing income per common share:
Weighted average shares used in computation – basic	41,021,199	54,122,392
Weighted average shares used in computation – diluted	43,291,682	56,934,949

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Nine Months Ended March 31,
	2015	2014
Net income	$1,056,000	$3,140,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation loss	(951,000)	(116,000)

Comprehensive income	$105,000	$3,024,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2014	385,357	$4,000	54,491,296	$545,000	$66,028,000	$(25,205,000)	$948,000	$42,320,000
Vesting of stock options granted to employees					561,000			561,000
Issuance of common stock upon the exercise of stock options			200,000	2,000	153,000			155,000
Conversion of preferred stock into common stock	(41,851)	(1,000)	368,019	4,000	(3,000)			—
Cashless exercise of stock options			470,155	5,000	(5,000)			—
Stock repurchased through tender offer			(25,849,945)	(259,000)	(30,762,000)			(31,021,000)
Payment of taxes upon the exercise of stock options					(185,000)			(185,000)
Preferred stock dividends					(74,000)			(74,000)
Foreign currency translation adjustment							(951,000)	(951,000)
Net income for the nine months ended March 31, 2015						1,056,000		1,056,000

Balance at March 31, 2015	343,506	$3,000	29,679,525	$297,000	$35,713,000	$(24,149,000)	$(3,000)	$11,861,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,056,000	$3,140,000
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash portion of loss from discontinued operations	229,000	—
Loss on sale of discontinued operations, net of tax	1,485,000	—
Bad debt expense	121,000	100,000
Depreciation and amortization	1,101,000	1,421,000
Stock-based compensation	561,000	238,000
Deferred income taxes	751,000	782,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(251,000)	(4,734,000)
Income tax receivable	657,000	(199,000)
Inventory	(66,000)	(78,000)
Prepaid expenses and other current assets	(39,000)	560,000
Other assets	(92,000)	14,000
Accounts payable and accrued expenses	(989,000)	5,124,000
Accrued compensation and related benefits	(329,000)	254,000
Deferred revenue	558,000	11,000
Income taxes payable	(796,000)	1,108,000
Other long-term liabilities	(205,000)	(291,000)

Net cash provided by operating activities	3,752,000	7,450,000

Cash flows from investing activities
Net purchases of property and equipment	(276,000)	(689,000)
Proceeds from the sale of discontinued operations	500,000	—

Net cash provided by (used in) investing activities	224,000	(689,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	5,324,000	57,856,000
Repayment of borrowings under line of credit	(4,828,000)	(57,856,000)
Proceeds from borrowings under term note	21,000,000	—
Repayment of borrowings under term note	(2,287,000)	—
Principal payment on capital lease obligations	(95,000)	(211,000)
Stock repurchased through tender offer	(31,021,000)	—
Payment of taxes upon the exercise of stock options	(185,000)	—
Payment of preferred stock dividends	(74,000)	(82,000)
Proceeds from the issuance of common stock upon the exercise of stock options	155,000	—
Proceeds from the issuance of common stock to employees	—	327,000

Net cash provided by (used in) financing activities	(12,011,000)	34,000
Effect of exchange rate changes on cash	(649,000)	(143,000)

Net change in cash	(8,684,000)	6,652,000
Cash – beginning of period	9,557,000	1,214,000

Cash – end of period	$873,000	$7,866,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, and reflect all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in Rand Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of results for the full fiscal year or any future interim period.

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

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $172,000 and $5,000 during the three months ended March 31, 2015 and 2014, respectively, and approximately $231,000 and $28,000 during the nine months ended March 31, 2015 and 2014, respectively. The Company also paid federal and state income taxes of approximately $428,000 and $57,000 during the three months ended March 31, 2015 and 2014, respectively, and approximately $2.2 million and $142,000 during the nine months ended March 31, 2015 and 2014, respectively. The majority of taxes paid during the nine months ended March 31, 2015 were federal income taxes. During the nine months ended March 31, 2014, the Company paid no Federal income taxes because the Company utilized net operating losses to reduce its federal tax liability; taxes paid during that period were state income taxes.

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

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This planned recapitalization process was accomplished through a tender offer which was concluded on November 3, 2014 whereby the Company purchased 25,849,945 shares of its common stock from its shareholders for a price of $1.20 per share. In conjunction with the tender offer, the Company’s Board of Directors voted to accelerate the vesting of all unvested stock options effective September 29, 2014. The Board of Directors also voted to provide option holders the ability to exercise their options under a net-settlement program, whereby the Company issued common shares for the aggregate difference between the exercise price and the $1.20 tender offer price, minus required tax withholdings. There were 1,810,920 options exercised under this program. Stock compensation expense for the nine months ended March 31, 2015 was $561,000 and includes $476,000 of expense due to the accelerated vesting of options. For the nine months ended March 31, 2014, total stock compensation expense was $238,000.

A summary of stock option activity during the nine months ended March 31, 2015 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,311,745	$0.83
Granted	36,000	1.72
Exercised	(2,010,920)	0.71
Forfeited	(43,500)	0.80
Expired	—	—

Outstanding at March 31, 2015	1,293,325	$0.92	$1,483,000

Exercisable at March 31, 2015	1,269,325	$0.89	$1,474,000

Weighted-average remaining contractual life of shares outstanding	6.6 Years

Weighted-average remaining contractual life of shares exercisable	6.6 Years

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2015 ranged from $0.50 to $1.72 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.50 – 0.75	347,975	$0.70	6.1 years	347,975	$0.70	6.1 years
0.76 – 1.00	744,100	0.89	7.2 years	744,100	0.89	7.2 years
1.01 – 1.72	201,250	1.42	5.7 years	177,250	1.38	5.1 years

	1,293,325			1,269,325

Assuming that no additional share-based payments are granted after March 31, 2015, $30,000 of compensation expense will be recognized in the consolidated statements of operations over a weighted-average period of 1.5 years.

4. Borrowings Under Line of Credit

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association (“PNC”). The interest rate was the “Eurodollar Rate”, which was calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings from PNC under its credit line of as of March 31, 2015 or June 30, 2014. The line expired on November 30, 2014.

On November 4, 2014, the Company entered into two credit facilities with JP Morgan Chase Bank National Association (“Chase”) which replaced the Company’s existing facilities with PNC. The first is a five-year $10 million line of credit, secured by all assets of the Company with borrowing levels subject to borrowing base limits. The interest rate on the line of credit is the LIBO rate, plus a margin of 2.5%. The second facility is a five-year $21 million term loan with an interest rate equal to the LIBO rate, plus a margin of 3.15%. The principal of this loan is amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The new loans contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the loans’ financial covenants during the nine months ended March 31, 2015. The Company had $496,000 of outstanding borrowings from Chase under its line of credit as of March 31, 2015.

5. Obligations Under Capital Leases

The Company has incurred various capital lease obligations for computer equipment. This capital lease obligation totaled $2,000 and $335,000 as of March 31, 2015 and June 30, 2014, respectively.

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

7. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is derived by dividing net earnings available to common stockholders by the weighted-average number of shares outstanding after adjusting for the dilutive effect of common shares that could be issued upon the exercise or conversion of common stock equivalents, such as stock options and convertible preferred stock. As of March 31, 2015, 3,021,093 shares of common stock were issuable upon the conversion or exercise of options and preferred stock. For the three months ended March 31, 2015 and 2014, there were 0 and 213,500 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended March 31, 2015 and 2014, there were 102,250 and 313,500 shares of common stock equivalents, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following tables summarize the computations of basic and diluted earnings per common share for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,857,000	$2,756,000
Payment of preferred stock dividends	(22,000)	(27,000)

Net income from continuing operations available to common stockholders	1,835,000	2,729,000
Loss from discontinued operations, net of tax	—	(528,000)
Loss on sale of discontinued operations, net of tax	(51,000)

Net income available to common stockholders	$1,784,000	$2,201,000

Weighted average shares used in computing basic net income per share:	29,597,525	54,264,017
Assumed conversion of preferred stock	1,727,768	2,095,784
Effect of outstanding stock options	710,234	877,526

Weighted average shares used in computing diluted net income per share:	32,035,527	57,237,327

Earnings per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	—	(0.01)

Earnings per common share attributable to common stockholders – basic	$0.06	$0.04

Earnings per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.06	$0.05
Loss from discontinued operations per common share	—	(0.01)

Earnings per common share attributable to common stockholders – diluted	$0.06	$0.04

	Nine Months Ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$3,225,000	$5,034,000
Payment of preferred stock dividends	(74,000)	(82,000)

Net income from continuing operations available to common stockholders	3,151,000	4,952,000
Loss from discontinued operations, net of tax	(684,000)	(1,520,000)
Loss on sale of discontinued operations, net of tax	(1,485,000)	(374,000)

Net income available to common stockholders	$982,000	$3,058,000

Weighted average shares used in computing basic net income per share:	41,021,199	54,122,392
Assumed conversion of preferred stock	1,727,768	2,095,784
Effect of outstanding stock options	542,715	716,773

Weighted average shares used in computing diluted net income per share:	43,291,682	56,934,949

Earnings per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.08	$0.09
Loss from discontinued operations per common share	(0.05)	(0.04)

Earnings per common share attributable to common stockholders – basic	$0.03	$0.05

Earnings per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.07	$0.09
Loss from discontinued operations per common share	(0.05)	(0.04)

Earnings per common share attributable to common stockholders – diluted	$0.02	$0.05

8. Preferred Stock

Convertible Preferred Stock

At March 31, 2015, 342,829 shares of Series D Convertible Preferred Stock (the “Series D shares”) were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2015, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

At March 31, 2015, 677 shares of Series E Convertible Preferred Stock (the “Series E shares”) were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of March 31, 2015 the conversion rate would yield approximately 1,538.5 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues	$—	$577,000	$915,000	$1,523,000
Loss from discontinued operations, net of tax	—	528,000	684,000	1,520,000
Loss on sale of discontinued operations, net of tax	51,000	—	1,485,000	374,000

10. Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2021 and that, generally, do not contain significant renewal options. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2015:

Twelve months ending March 31:
2016	$2,270,000
2017	1,753,000
2018	1,338,000
2019	801,000
2020	473,000
Thereafter	155,000

Total minimum lease payments	$6,790,000

11. Capital Leases

The Company has various computer equipment used in training facilities and by employees throughout its office locations. These capital lease obligations totaled $2,000 as of March 31, 2015. Payments for the leases are made either monthly or quarterly through May 2015 and depreciation expense on this equipment was approximately $57,000 as of March 31, 2015. Future minimum payments consisted of the following at March 31, 2015:

Twelve months ending March 31, 2016	$2,000
Less:
Taxes	—
Imputed interest	—

Present value of future minimum lease payments	$2,000

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

Discontinued Operations:

As part of the Company’s strategy to focus on its core strengths, the Company divested its Rand Secure Data archiving business. Thus, the results of operations from the archiving business have been classified as discontinued operations for all periods presented.

Recent Developments

On March 27, 2015, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and terminate its duty to file certain reports and other documents with the SEC pursuant to Section 13(a) of the Exchange Act, including, among others, its Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and proxy statements on Schedule 14A. The deregistration will be effective on June 25, 2015, but the Company’s filing obligations under Section 13(a) terminated at the time the Form 15 was filed. In addition, the Company expects that its reporting obligations under Section 15(d) of the Exchange Act will be automatically suspended effective July 1, 2015, the first day of its next fiscal year, because the Company anticipates that its common stock will be held by less than 300 owners of record on such date. Pursuant to Section 15(d) of the Exchange Act and Rule 12h-3 under the Exchange Act, however, the Company is required to continue filing Exchange Act reports with respect to the remainder of the year ending June 30, 2015, including its Annual Report on Form 10-K for the year ending June 30, 2015, because the Company updated registration statements on Form S-8, filed under the Securities Act of 1933, during the fiscal year ending June 30, 2015. Notwithstanding the termination and suspension of these Exchange Act reporting obligations, the Company does expect that trading prices for its common stock will continue to be quoted through the Over-the-Counter Bulletin Board, although no assurance can be given with respect to such continued quotation.

Results of Operations

The following describes the components of each line item of our consolidated statement of operations.

Product Sales- Product sales consist primarily of the resale of packaged design software, including:

•	Autodesk 2D and 3D computer aided design software for customers in the mechanical, architectural and civil engineering sectors, as well as visualization and animation technology to companies in the media and entertainment industry;

•	Autodesk data management software;

•	ARCHIBUS facilities management software for space planning, strategic planning, and lease/property administration;

•	3DExperience design software products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU;

•	Leica 3D laser scanning equipment for the Architectural, Engineering and Construction sector; and

•	ASCENT internally developed courseware for a variety of engineering applications

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following tables set forth a comparison of the Company’s results of operations for the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The three-month financial results are not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,
	2015	2014	% change
Revenues:
Product sales	$12,036,000	$12,619,000	(4.6)%
Service revenue	5,079,000	5,180,000	(1.9)%
Commission revenue	6,359,000	6,947,000	(8.5)%

Total revenues	$23,474,000	$24,746,000	(5.1)%

Revenues. Total revenues for the three months ended March 31, 2015 decreased by $1,272,000, or 5.1%, when compared to the same period in the prior fiscal year.

Product sales decreased $583,000, or 4.6%, for the three months ended March 31, 2015 when compared to the same period in the prior fiscal year due to having fewer promotional incentives available from its vendors to drive the level of product sales seen in the comparable quarter of the prior fiscal year.

Service revenues decreased $101,000, or 1.9%, for the three months ended March 31, 2015 when compared with the same period in the prior fiscal year. Training sales decreased slightly over the same period of the prior fiscal year. The Company has recently implemented and continues to develop new service offerings, including training delivery methods, that it expects will better serve the customer base and improve its services revenues.

Commission revenues decreased $588,000, or 8.5%, for the three months ended March 31, 2015 when compared with the same period in the prior fiscal year. During the fiscal quarter ended March 31, 2014, the Company sold a higher proportion of multi-year subscriptions, which resulted in fewer subscriptions being available for renewal during the current fiscal quarter, and thus reducing such sales in the period.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2015	2014	% change
Cost of revenue:
Cost of product sales	$7,829,000	$8,095,000	(3.3)%
Cost of service revenue	3,490,000	3,408,000	2.4%

Total cost of revenue	$11,319,000	$11,503,000	(1.6)%

Gross margin	$12,155,000	$13,243,000

Cost of revenue. The total cost of revenue decreased $184,000, or 1.6%, for the three months ended March 31, 2015 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 3.3% during the three months ended March 31, 2015 when compared with the same period in the prior fiscal year, while product sales decreased 4.6% due to a lower margin rate on product sales. The lower product margin rates were the result of product sales including a higher proportion of software upgrades, which earn a lower margin rate, as customers purchased these upgrades prior to their discontinuation during the quarter.

Cost of service revenue increased 2.4% for the three months ended March 31, 2015 when compared to the same period in the prior fiscal year, while service revenues decreased 1.9%. Cost of service revenues increased primarily as the result of having a higher proportion of projects involving subcontracted services in order to provide customers with a wide array of services not traditionally performed from within the organization such as drafting, 3D scanning, and air flow analysis.

Gross margin. The Company’s overall gross margin percentage decreased to 51.8% from 53.5% for the three months ended March 31, 2015 when compared with the same period in the prior fiscal year. The revenue mix during the quarter ended March 31, 2015 had a lower proportion of commission revenues, which are 100% margin, resulting in the decreased overall gross margin rate.

Other Operating Expenses

	Three Months Ended March 31,
	2015	2014	% change
Other operating expenses:
Selling, general and administrative	$8,140,000	$8,591,000	(5.2)%
Depreciation and amortization	338,000	448,000	(24.6)%

Total other operating expenses	$8,478,000	$9,039,000	(6.2)%

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $451,000, or 5.2%, for the three months ended March 31, 2015 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 34.7%, the same for the two fiscal quarters presented. The decrease in these expenses included reduced commission expense due to the lower revenues and reduced occupancy costs, the result of reducing its office space.

Depreciation and Amortization. Depreciation and amortization expenses decreased $110,000, or 24.6%, for the three months ended March 31, 2015 when compared to the same period in the prior fiscal year. The decrease occurred after a portion of computer equipment was fully depreciated and had not yet been replaced.

Other Expense

	Three Months Ended March 31,
	2015	2014	% change
Other expense:
Interest expense	$(189,000)	$(40,000)	372.5%
Currency exchange losses	(307,000)	(117,000)	162.4%

Total other expense	$(496,000)	$(157,000)	215.9%

Other Expense. The Company incurred $496,000 in other expense during the three months ended March 31, 2015, compared to $157,000 during the same period in the prior fiscal year. The increase was due to the increased interest expense resulting from a new $21 million term loan (the “Chase Loan”) from JPMorgan Chase Bank, N.A. (“Chase”) combined with increased foreign currency exchange losses. See the section entitled “Liquidity and Capital Resources” below for further information regarding the Company’s credit facilities.

Income Tax Expense

	Three Months Ended March 31,
	2015	2014	% change
Income tax expense	$(1,324,000)	$(1,291,000)	2.6%

Income Tax Expense. The Company recorded $1,324,000 of income tax expense during the three months ended March 31, 2015, compared to $1,291,000 in income tax expense recorded for the same period in the prior fiscal year. The Company’s effective income tax rate increased to 41.6% for the quarter ended March 31, 2015 compared with 31.9% for the same quarter of the prior year. During the quarter ended March 31, 2014, a larger share of taxable income was attributable to the U.S. rather than Canada, compared to the same quarter of the current fiscal year. Because the Company had available Canadian net operating loss carryforwards which were fully offset by valuation allowances, its effective tax rate was lower on its income attributed to Canada than it was for income attributed to the U.S.

At March 31, 2015, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $27.7 million; however, $23.0 million of these carryforwards are not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. In addition, at March 31, 2015, the Company had foreign net operating loss carryforwards of approximately $10.8 million available to reduce future taxable income which are set to expire between 2028 and 2031.

As of March 31, 2015, the Company maintained a valuation allowance of $11 million due to the expected expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Discontinued Operations

	Three Months Ended March 31,
	2015	2014
Loss from discontinued operations, net of tax	$—	$528,000
Loss on sale of discontinued operations, net of tax	$51,000	$—

Discontinued Operations. The Company divested of its Rand Secure Data archiving business during the quarter ended September 30, 2014 as detailed in Note 9. The disposal resulted in a loss of $528,000 for the three months ended March 31, 2014, which has been included in discontinued operations in the Consolidated Statements of Operations. Losses on the sale of discontinued operations include losses related to the disposal of the Rand Secure Data division of $51,000 for the three months ended March 31, 2015.

Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

The following tables set forth a comparison of the Company’s results of operations for the nine-month period ended March 31, 2015 to the nine-month period ended March 31, 2014. The amounts are derived from selected items reflected in the Company’s unaudited Consolidated Statements of Operations included elsewhere in this report. The nine-month financial results are not necessarily indicative of future results.

Revenues

	Nine Months Ended March 31,
	2015	2014	% change
Revenues:
Product sales	$35,211,000	$35,568,000	(1.0)%
Service revenue	15,066,000	15,044,000	0.1%
Commission revenue	16,394,000	16,194,000	1.2%

Total revenues	$66,671,000	$66,806,000	(0.2)%

Revenues. Total revenues for the nine months ended March 31, 2015 decreased by $135,000, or 0.2%, when compared to the same period in the prior fiscal year.

Product sales decreased $357,000, or 1.0%, for the nine months ended March 31, 2015 when compared to the same period in the prior fiscal year. Product sales for the nine months ended March 31, 2014 included a single large sale of $3.2 million. Excluding this one-time large sale, product sales for the nine months ended March 31, 2015 increased by $2.8 million, or 8.8%, over the equivalent period of the prior fiscal year, driven by vendor-subsidized discounts and other promotional incentives on software upgrades.

Service revenues increased $22,000, or 0.1%, for the nine months ended March 31, 2015 when compared with the same period in the prior fiscal year. While service revenues have increased over the prior fiscal year, the revenues are behind the Company’s internal targets and the Company has recently implemented and continues to develop innovative new service offerings, including training delivery methods that it expects will better serve the customer base.

Commission revenues increased $200,000, or 1.2%, for the nine months ended March 31, 2015 when compared with the same period in the prior fiscal year. The increased commission revenues were mainly due to increased government business through a number of large deals with government agencies.

Cost of Revenues and Gross Margin

	Nine Months Ended March 31,
	2015	2014	% change
Cost of revenue:
Cost of product sales	$22,687,000	$22,846,000	(0.7)%
Cost of service revenue	10,456,000	10,234,000	2.2%

Total cost of revenue	$33,143,000	$33,080,000	0.2%

Gross margin	$33,528,000	$33,726,000

Cost of revenue. The total cost of revenue increased $63,000, or 0.2%, for the nine months ended March 31, 2015 when compared to the same period in the prior fiscal year.

Cost of product sales decreased 0.7% during the nine months ended March 31, 2015 when compared with the same period in the prior fiscal year, closely following the 1.0% decrease in product sales.

Cost of service revenue increased 2.2% for the nine months ended March 31, 2015 when compared to the same period in the prior fiscal year, while service revenues increased 0.1%. Cost of service revenues increased primarily as the result of having a higher proportion of subcontracted services.

Gross margin. The Company’s overall gross margin percentage decreased to 50.3% from 50.5% for the nine months ended March 31, 2015 when compared with the same period in the prior fiscal year, as the result of decreased product and service margins.

Other Operating Expenses

	Nine Months Ended March 31,
	2015	2014	% change
Other operating expenses:
Selling, general and administrative	$26,813,000	$25,063,000	7.0%
Depreciation and amortization	1,101,000	1,319,000	(16.5)%

Total other operating expenses	$27,914,000	$26,382,000	5.8%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1,750,000, or 7.0%, for the nine months ended March 31, 2015 when compared to the same period in the prior fiscal year. Selling, general and administrative expense as a percent of total revenues was 40.2% for the nine months ended March 31, 2015, an increase from 37.5% for the same period in the prior fiscal year. The increased expenses were costs associated with the Tender Offer.

Depreciation and Amortization. Depreciation and amortization expenses decreased $218,000, or 16.5%, for the nine months ended March 31, 2015 when compared to the same period in the prior fiscal year. The decrease occurred after a portion of computer equipment was fully depreciated and had not yet been replaced.

Other Expense

	Nine Months Ended March 31,
	2015	2014	% change
Other expense:
Interest expense	$(319,000)	$(152,000)	109.9%
Currency exchange losses	(732,000)	(224,000)	226.8%

Total other expense	$(1,051,000)	$(376,000)	179.5%

Other Expense. The Company incurred $1,051,000 in other expense during the nine months ended March 31, 2015, compared to $376,000 during the same period in the prior fiscal year. The increase was primarily due to increased foreign currency exchange losses due to the weakening of the Canadian dollar as well as increased interest expense resulting from the Company’s Term loan.

Income Tax Expense

	Nine Months Ended March 31,
	2015	2014	% change
Income tax expense	$(1,338,000)	$(1,934,000)	(30.8)%

Income Tax Expense. The Company recorded $1,338,000 of income tax expense during the nine months ended March 31, 2015, compared to $1,934,000 in income tax expense recorded for the same period in the prior fiscal year. The decreased income tax expense was due to a decrease in taxable income in the current fiscal year.

At March 31, 2015, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $27.7 million; however, $23.0 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. In addition, at March 31, 2015, the Company had foreign net operating loss carryforwards of approximately $10.8 million available to reduce future taxable income which are set to expire between 2028 and 2031.

As of March 31, 2015, the Company maintained a valuation allowance of $11.0 million due to the expected expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Discontinued Operations

	Nine Months Ended March 31,
	2015	2014
Loss from discontinued operations, net of tax	$684,000	$1,520,000
Loss on sale of discontinued operations, net of tax	$1,485,000	$374,000

Discontinued Operations. The Company divested its Rand Secure Data archiving business during the first quarter of fiscal year 2015 as detailed in Note 9. The disposal resulted in a loss of $684,000 and $1,520,000 for the nine months ended March 31, 2015 and March 31, 2014, respectively, which has been included in discontinued operations in the Consolidated Statements of Operations. Losses on the sale of discontinued operations include losses related to the disposal of the Rand Secure Data division of $1,485,000 and losses related to the disposal of the Singapore operations of $374,000 for the nine months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association. The interest rate was the “Eurodollar Rate”, which was calculated by using the LIBO rate, plus a margin of 2.0%. The Company had no outstanding borrowings from the bank under its credit line of as of March 31, 2015 or June 30, 2014. The line expired on November 30, 2014.

On November 3, 2014 the Company completed a tender offer and repurchased 25,849,945 shares of the Company’s common stock from existing shareholders. This buyback was financed through a $21 million term loan, a $10 million line of credit as well as the Company’s then-existing cash surplus. The line of credit is secured by all assets of the Company with borrowing levels subject to borrowing base limits and bears interest at the LIBO rate, plus a margin of 2.5%. The term loan bears interest rate at the LIBO rate, plus a margin of 3.15%. The principal of the loan will be amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The Company had $496,000 of outstanding borrowings from Chase under its line of credit as of March 31, 2015.

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

For the nine months ended March 31, 2015, net cash provided by operating activities was $3,752,000, compared to $7,450,000 during the nine months ended March 31, 2014. The decrease was due mainly to increased payments of accounts payable and income taxes, partially offset by increased collections in accounts receivable.

For the nine months ended March 31, 2015, net cash provided by investing activities was $224,000, compared with net cash used in investing activities of $689,000 during the nine months ended March 31, 2014. The difference was due to decreased purchases of equipment, as well as cash proceeds received from the sale of the Rand Secure Data Division during the first quarter of this fiscal year.

Net cash used in financing activities was $12,011,000 for the nine months ended March 31, 2015 compared with net cash provided by financing activities of $34,000 for the same period of the prior fiscal year. The difference resulted mainly from the transactions associated with the tender offer including the $31 million paid out for the stock buyback, offset by $21 million in proceeds from the new term note during the current fiscal year. The Company also repaid $2.3 million against its term note during the nine months ended March 31, 2015, including $1.5 million in prepayments. The second scheduled principal payment of $787,500 was paid in early April 2015.

The Company had a working capital surplus of $651,000 as of March 31, 2015 and had $9.5 million of borrowing capacity available under its line of credit.

Because the Company is one of the largest resellers of Autodesk software and because Autodesk has continued to state its intention to continue to strengthen its relationships with its resellers, the Company expects to continue to be a leading seller of Autodesk software. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2015. The agreement provides for an initial term of twelve months that, subject to certain requirements and termination rights of the parties, automatically renews on an annual basis for two additional twelve-month periods. The agreement designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2015 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of that date, the Company’s disclosure controls and procedures were, in fact, effective at the reasonable assurance level.

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

RAND WORLDWIDE, INC.

Date: May 15, 2015	By:	/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ John Kuta
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