Form 10-K
period 2015-06-30
RAND WORLDWIDE INC
filed 2015-09-15
CIK 852437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter): $29,641,063.

The number of shares of common stock outstanding as of September 8, 2015 was 29,766,756.

This Annual Report of Rand Worldwide, Inc. on Form 10-K for the year ended June 30, 2015 may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Rand Worldwide, Inc. operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; cost of capital, demand for products and services; changes in Rand Worldwide, Inc.’s competitive position or competitive actions by other companies; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Rand Worldwide, Inc.’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Rand Worldwide, Inc.’s business or operations. Except as required by applicable laws, Rand Worldwide, Inc. does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

When used throughout this annual report, the terms “Rand Worldwide”, “the Company”, “we”, “us” and “our” refer to Rand Worldwide, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

General

Rand Worldwide, Inc. (“Rand Worldwide”) is a Delaware corporation formed in 1986. On August 17, 2010, the Company, then known as Avatech Solutions, Inc., acquired all of the issued and outstanding capital securities of a Delaware corporation then known as Rand Worldwide, Inc. from RWWI Holdings LLC in a reverse merger transaction (the “Merger”). Subsequently, on January 1, 2011, Avatech Solutions, Inc. changed its name to Rand Worldwide, Inc.

The Company is a leader in design, engineering, and facilities management technology solutions with expertise in computer aided design (“CAD”) software, computational fluid dynamics (“CFD”), data management, and process optimization for the manufacturing, engineering, and building design industries. The Company specializes in software resale, technology consulting, implementation, integration, training, CFD analysis consulting and thermal simulation services and technical support solutions that enable clients to more effectively design, develop, and manage projects, products, and facilities. Rand Worldwide has over 25 years of industry experience and expertise, an extensive list of training and implementation services and longstanding relationships with design technology leaders including Autodesk, Archibus and Dassault Systèmes. The Company’s clients include businesses, government agencies, and educational institutions.

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

Rand Worldwide’s sales and service delivery network consists of approximately 250 employees operating out of 41 business offices throughout North America. The Company has an extensive sales database that contains several hundred thousand point-of-contact names collected over its history and an active customer list of approximately 30,000 private firms, federal, state, and local agencies, and colleges and universities.

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

In addition, Rand Worldwide offers 3DExperience products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU.

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

Facilities Management. Physical assets, such as real estate, buildings, equipment, materials, and furniture, are a significant percentage of an organization’s total asset value. These assets are used by many different business units, departments, and individuals, and must be accurately managed in order to extend asset life cycles and keep operating costs at a minimum.

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

Services

Professional services include project-focused software implementations, software customization, data migration, computer aided design standards consulting, supplemental design staffing, drawing digitization, symbol library development, CFD analysis consulting and thermal simulation services and training solutions for Dassault Systèmes and PTC products including Pro/ENGINEER, CREO, and Windchill. The Company employs over 100 industry specialists who provide professional services to its design automation customers.

Rand Worldwide offers training courses in approximately 50 different subjects related to various software solutions offered at 39 training facilities and through mobile labs sent to customer sites or other off-site facilities. Training is led by over 80 technical experts that have formal training or proven industry experience in the topics they teach. The Company also provides training services that are highly tailored to meet the needs of a particular customer, including company-specific operational topics, customized product usage, and other general technology or process training. As part of the training offering, the Company has developed and deployed an Internet-based assessment tool that allows its clients to test their employees’ knowledge and ability to use the software tools.

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

While several local and regional competitors exist in the various geographic territories where the Company conducts business, we believe that the Company has a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services, and that it is one of the largest commercial Autodesk resellers in the United States. Two competitors that could be compared to Rand Worldwide in scale, size, geographical reach, and target markets for the resale of Autodesk products are Tata Technologies Company (“Tata”) and Mensch und Maschine Software SE (“M+M”).

Tata is a systems integrator for design automation products with offices located in 25 countries and has headquarters in the United States, the United Kingdom, India, and Singapore. While the Company believes that Tata has greater revenues than Rand Worldwide, the Company estimates that the Autodesk portion of Tata’s business is less than the Company’s Autodesk business.

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

On February 1, 2015, the Company entered into renewable Value Added Reseller Agreements with Autodesk. The renewable agreements have a term of three years but provide targets and set forth rebate programs for a one-year period. Under these agreements, Autodesk appointed the Company as a non-exclusive partner to market, distribute, and support Autodesk software products. The territories for such authorizations include the authorization to sell various Autodesk products in parts of the United States and in all of Canada. The Company must achieve yearly minimum purchase requirements from the sale of Autodesk’s various software products in order to be eligible to purchase such products directly from Autodesk. For the year ended June 30, 2015, the Company’s revenue from the sale of Autodesk software and subscriptions was approximately $62.9 million.

Customers

The Company currently markets its products to private companies, public corporations, government agencies, and educational institutions throughout the United States and Canada. In the fiscal year ended June 30, 2015, the revenues generated by our top 10 customers represented approximately six percent of consolidated revenues, and no single customer accounted for two percent or more of our consolidated revenues.

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

Employees

At June 30, 2015, the Company had 345 employees, of which 339 were full-time employees, including 35 at our Owings Mills, Maryland office which constitutes our corporate headquarters and houses a training facility and certain sales and technical personnel. Other employees are located in 40 other offices throughout the United States and Canada. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. The Company believes that its employee relations are good.

Available Information

Rand Worldwide maintains an Internet site at http://rand.com on which it makes available, free of charge, this and its previously-filed Annual Reports on Form 10-K, its previously-filed Quarterly Reports on Form 10-Q, its previously-filed Current Reports on Form 8-K, and all amendments to the foregoing, as filed with the Securities and Exchange Commission (the “SEC”). In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov.

On March 27, 2015, we filed a Form 15 with the SEC to terminate our reporting obligations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our common stock, which became effective on June 25, 2015. In addition, on July 6, 2015, we filed a Form 15 with the SEC to report that our reporting obligations under Section 15(d) of the Exchange Act had been automatically suspended effective July 1, 2015 because, as of such date, our common stock was held by less than 300 owners of record. We are filing this Annual Report on Form 10-K pursuant to Section 15(d) of the Exchange Act and Rule 12h-3 under the Exchange Act, which requires us to file a final Form 10-K for the year ended June 30, 2015. Upon the filing of this Annual Report on Form 10-K, we will no longer be obligated to file periodic reports, current reports or proxy statements under the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, and we do not intend to file any such reports or proxy statements on a voluntary basis.

The Company’s executive offices are located at 11201 Dolfield Boulevard, Suite 112, Owings Mills, Maryland 21117 and its telephone number is (410) 581-8080.

ITEM 1B.	RISK FACTORS

This item is not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company has a corporate office in Owings Mills, Maryland with a lease for 10,179 square feet that expires on September 30, 2016. This facility houses executive and primary administrative offices as well as accounting, order processing operations, IT, sales, and marketing. The Company also leases office space at the following locations:

Domestic Locations	Square Footage	Term
California—Newport Beach	948	10/31/2015
Colorado—Greenwood Village	3,381	7/31/2017
Florida—Maitland	2,042	10/31/2020
Florida—Tampa	4,103	3/31/2019
Illinois— Chicago	2,095	10/31/2017
Illinois—Rolling Meadows	3,440	4/30/2018
Indiana—Indianapolis	1,858	7/31/2018
Iowa—Urbandale	3,027	8/31/2016
Massachusetts—Framingham	10,127	10/31/2015
Michigan—Grandville	505	2/28/2016
Michigan—Troy	5,090	6/30/2019
Minnesota—Eagan	1,808	5/31/2019
Nebraska—Omaha	4,573	3/31/2021
New Hampshire—Bedford	2,843	1/31/2016
New Mexico—Albuquerque	130	month to month
New York—Albany	2,027	5/31/2016
New York—Buffalo	1,875	11/30/2016
New York—New York	2,323	11/30/2017
North Carolina—Charlotte	1,866	5/31/2019
North Carolina—Mint Hill	135	1/14/2016
North Carolina—Morrisville	3,671	11/30/2016
Ohio—Columbus	1,715	8/31/2018
Ohio—Independence	8,493	9/30/2017
Ohio—Maumee	675	9/30/2018
Ohio—Vandalia	1,567	10/31/2016
Oregon—Portland	3,147	10/31/2015
Texas—Houston	2,352	12/31/2020
Texas—Irving	3,252	7/31/2018
Utah—Murray City	2,870	5/31/2020
Virginia—Charlottesville	1,546	2/28/2018
Virginia—Richmond	1,832	9/30/2018
Virginia—Virginia Beach	3,191	3/31/2018
Washington—Seattle	1,853	12/31/2020
Wisconsin—Milwaukee	1,909	4/30/2016

International Locations	Square Footage	Term
Alberta—Calgary, CA	2,312	9/30/2019
Alberta—Edmonton, CA	2,174	10/31/2019
British Columbia—Richmond, CA	2,319	1/31/2017
Manitoba—Winnipeg, CA	1,517	10/31/2017
Ontario— Mississauga, CA	12,063	9/30/2019
Saskatchewan—Saskatoon, CA	3,360	11/30/2015

The commercial real estate market can be volatile and unpredictable in terms of available space, rental fees, and occupancy rates and preferred locations. The Company cannot be certain that additional space will be available when it is required, or that it will be affordable or in a preferred location.

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

Market Price Data

Rand Worldwide’s common stock is not heavily traded. Trades are affected in privately-negotiated transactions and by certain broker-dealers, who make a market in the common stock through the Over-the-Counter Bulletin Board (the “OTCBB”). Market information for Rand Worldwide, Inc.’s common stock may be found at the OTCBB’s Internet website, www.otcbb.com, under the symbol “RWWI”. The information contained in or accessed through that website is not part of this Annual Report or incorporated herein by reference. The following table sets forth, to the best knowledge of the Company, the high and low bid quotations per share, rounded to the nearest whole cent, as available through the OTCBB for each quarterly period within the two most recent fiscal years. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions. There may have been additional transactions during these periods of which the Company is not aware.

Period	High	Low
Fiscal Year Ended June 30, 2015
First Quarter	$1.24	$1.11
Second Quarter	1.91	1.22
Third Quarter	2.24	1.77
Fourth Quarter	2.27	2.00

Fiscal Year Ended June 30, 2014
First Quarter	$1.02	$0.91
Second Quarter	1.07	0.96
Third Quarter	1.25	0.99
Fourth Quarter	1.19	1.05

On September 8, 2015, the closing sales price for our common stock as reported on the OTCBB was $2.21 per share.

As discussed elsewhere in this Annual Report, the Company is no longer obligated to file periodic or other reports under the Exchange Act and it does not intend to do so on a voluntary basis. As a result, broker-dealers who currently make a market in the common stock through the OTCBB may choose to cease their market-making efforts. No assurance can be given that broker-dealers will continue to make a market in the common stock or that price information for the common stock will continue to be quoted on the OTCBB or elsewhere.

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

For the years ended June 30, 2015 and 2014, dividends totaling $95,000 and $109,000, respectively, were paid to the holders of the Series D Stock and Series E Stock.

Number of Stockholders

As of September 8, 2015, there were 223 holders of record of the Company’s common stock, six holders of Series D Stock, and 17 holders of Series E Stock.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2015, the Company did not purchase any shares of its common stock.

Sales of Unregistered Equity Securities

During the fourth quarter of fiscal year 2015, the Company did not sell any unregistered equity securities.

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

Discontinued Operations

During September 2014, as part of the Company’s strategy to focus on its core strengths, the Company divested its Rand Secure Data archiving business. Thus, the results of operations from the archiving business have been classified as discontinued operations for all periods presented.

Recent Developments

On March 27, 2015, the Company filed a Form 15 with the SEC to terminate its reporting obligations under Section 12(g) of the Exchange Act with respect to its common stock, which became effective on June 25, 2015. In addition, on July 6, 2015, the Company filed a Form 15 with the SEC to report that its reporting obligations under Section 15(d) of the Exchange Act had been automatically suspended effective July 1, 2015 because, as of such date, the Company’s common stock was held by less than 300 owners of record. Upon the filing of this Annual Report on Form 10-K, the Company will no longer be obligated to file periodic reports, current reports or proxy statements under the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, and the Company does not intend to file any such reports or proxy statements on a voluntary basis.

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

Recoverability of goodwill and purchased intangible assets- The Company accounts for goodwill and other intangibles under ASC 350, Goodwill and Other Intangible Assets. ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. The Company performs the required impairment analysis of goodwill at the reporting unit level annually or on an interim basis if circumstances dictate. Any reduction of the reporting unit fair value below the recorded amount of equity could require the Company to write down the value of goodwill and record an expense for an impairment loss. Management’s analysis of the recoverability of goodwill as of June 30, 2014 identified an impairment of the goodwill and acquired customer list of the CFD consulting business that was acquired in July 2012. Impairment charges of $1 million were recorded during the fourth quarter of fiscal year 2014, reducing the carrying value of the CFD goodwill and customer list. There were no further impairments of goodwill or other intangible assets outside of the CFD business. Management’s analysis of the recoverability of goodwill as of June 30, 2015 determined that there was no need for any write downs of its assets.

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

Service Revenue- Rand Worldwide provides services in the form of training, consulting services, software development, custom courseware development and technical to its customers. Rand Worldwide employs a technical staff of over 100 personnel associated with these types of services.

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

Depreciation and Amortization Expenses- Depreciation expense represents the period costs associated with our investment in property and equipment, consisting principally of computer equipment, software, furniture and fixtures, and leasehold improvements. Amortization expense represents the period costs of the acquired customer list and trade name intangible assets. The Company computes depreciation and amortization expenses using the straight-line method. Rand Worldwide leases all of its facilities and depreciates leasehold improvements over the lesser of the lease term or the estimated useful life of the asset. Total amortization expense for the year ended June 30, 2015 was $782,000 and total depreciation expense for the same period was $666,000.

Interest Expense- Interest expense consists of interest on its term note, borrowings from lines of credit, capital lease obligations, and earn-out consideration paid in connection with prior business acquisitions.

Selected Revenue Information for Years Ended June 30, 2015 and June 30, 2014

The following table sets forth the percentages of total revenue represented by selected items reflected in our audited Consolidated Statements of Operations included elsewhere in this report. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Years ended
	June 30, 2015	June 30, 2014
Revenue:
Product sales	51.6%	53.6%
Service revenue	23.3%	23.6%
Commission revenue	25.1%	22.8%

Total revenue	100.0%	100.0%

Cost of revenue:
Cost of product sales	33.3%	34.3%
Cost of service revenue	16.3%	15.7%

Total cost of revenue	49.6%	50.0%

Gross margin	50.4%	50.0%

Other operating expenses:
Selling, general and administrative	40.1%	37.8%
Impairment of goodwill and intangible assets	0.0%	1.1%
Change in value of contingent consideration	0.0%	(1.2)%
Depreciation and amortization	1.7%	2.0%

Total other operating expenses	41.8%	39.7%

Operating income	8.6%	10.3%

Other income (expense):
Interest expense	(0.5)%	(0.1)%
Currency exchange losses	(0.8)%	(0.1)%
Other expense	0.0%	0.0%

Income from continuing operations before income taxes	7.3%	10.1%

Income tax expense (benefit)	3.2%	(1.2)%

Income from continuing operations	4.1%	11.3%

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014

Revenue

	Years ended
	June 30, 2015	June 30, 2014	% change
Revenue:
Product sales	$44,752,000	$47,727,000	(6.2)%
Service revenue	20,206,000	21,005,000	(3.8)%
Commission revenue	21,741,000	20,252,000	7.4%

Total Revenue:	$86,699,000	$88,984,000	(2.6)%

Revenue: Total revenue for the year ended June 30, 2015 decreased by $2.3 million, or 2.6%, when compared to the prior year.

Product sales as reported in fiscal year 2015 decreased by $3.0 million, or 6.2%, from the levels in the prior year. Product sales for the fiscal year ended June 30, 2014 included a single large sale of $3.2 million. Excluding this one-time large sale, product sales for fiscal year 2015 would have increased by $200,000, or 0.4%, over the prior fiscal year, driven by vendor-subsidized discounts and other promotional incentives.

Service revenues decreased $799,000, or 3.8%, for the year ended June 30, 2015 when compared to those reported for the year ended June 30, 2014.

In fiscal year 2015, commission revenues increased $1.5 million, or 7.4%, when compared to the year ended June 30, 2014. Through a disciplined approach to sales and a heightened attention to customer satisfaction, the Company’s renewal rates on its Autodesk subscriptions are among the highest in the sales channel, leading to year-over-year growth in commission revenues.

Cost of Revenue

	Years ended
	June 30, 2015	June 30, 2014	% change
Cost of revenue:
Cost of product sales	$28,821,000	$30,534,000	(5.6)%
Cost of service revenue	14,145,000	13,925,000	1.6%

Total cost of revenue	$42,966,000	$44,459,000	(3.4)%

Gross margin	$43,733,000	$44,525,000	(1.8)%

Cost of Revenue: Total cost of revenue decreased by $1,493,000, or 3.4%, for the year ended June 30, 2015 when compared to the year ended June 30, 2014.

Cost of product sales decreased 5.6% while product sales decreased 6.2% over the previous fiscal year. During fiscal year 2015, the Company’s product margin rates decreased from 36.0% to 35.6%.

Cost of service revenue increased 1.6%, while service revenue decreased by 3.8% over last year.

Cost of service revenues increased as the Company engaged in large strategic projects that included a wider range of services than its traditional projects and thus required a higher proportion of subcontracted services to perform these more comprehensive projects. As a result, cost of service revenue as a percentage of related revenue increased to 70.0% during fiscal year 2015 from 66.3% during the prior fiscal year.

Gross Margin: The Company’s overall gross margin percentage of 50.4% for the year ended June 30, 2015 was slightly higher than the 50.0% gross margin for the previous year, due to the higher proportion of commission revenues.

Other Operating Expenses

	Years ended
	June 30, 2015	June 30, 2014	% change
Other operating expenses:
Selling, general and administrative	$34,805,000	$33,687,000	3.3%
Impairment of goodwill and intangible assets	—	1,000,000	(100.0)%
Change in the value of contingent consideration	—	(1,089,000)	(100.0)%
Depreciation and amortization	1,448,000	1,778,000	(18.6)%

Total other operating expenses	$36,253,000	$35,376,000	2.5%

Selling, General and Administrative: Selling, general and administrative expenses increased $1,118,000, or 3.3%, over the prior year. The increased expenses were costs associated with the Company’s issuer tender offer that closed in November 2014 (the “Tender Offer”), offset by decreases in ongoing operating expenses including occupancy costs and travel. Further information regarding the Tender Offer is provided below under the heading, “Liquidity and Capital Resources”.

Impairment of goodwill and intangible assets: During the fiscal year ended June 30, 2014, the Company performed an assessment of the fair value of its CFD business acquired in July 2012 and, following the assessment, recorded impairment charges to reduce the book value of goodwill and the value of the acquired customer list.

Change in the value of contingent consideration: During the fiscal year ended June 30, 2014, the Company assessed the value of its contingent consideration associated with the CFD business acquired in July of 2012 and, following this assessment, reduced its liability accordingly. Because the historical earnings of the CFD business have been less than those earnings targets, the Company reduced its estimate of the remaining liability for contingent consideration recorded and recorded an adjustment during fiscal year 2015 to reflect the reduced liability for contingent consideration.

Depreciation and Amortization: Depreciation and amortization expenses decreased $330,000, or 18.6%, when compared to fiscal year 2014. The decrease occurred after a portion of computer equipment that was fully depreciated.

Other Expense (Income):

	Years ended
	June 30, 2015	June 30, 2014	% change
Other expense (income):
Interest expense	$469,000	$158,000	196.8%
Currency exchange losses	683,000	70,000	875.7%
Other expense (income)	13,000	(4,000)	(425.0)%

Total other expense (income)	$1,165,000	$224,000	420.1%

Other Expense (Income): Other expense (income) includes interest expense arising from the Company’s borrowings and recognized foreign exchange gains and losses.

Interest expense for fiscal year 2015 increased $311,000, or 196.8%, when compared to the prior fiscal year, due to the borrowings under the Company’s $21 million term note (the “Term Note”) issued in November 2014 to JPMorgan Chase Bank, N.A. (“JPMorgan”) to fund the Tender Offer. The Company has since paid $3.1 million in scheduled and optional principal payments bringing the Term Note balance to $17.9 million at June 30, 2015. Additional payments were made in July 2015 that reduced the Term Note balance to $16.1 million. Further information regarding the Term Note is provided below under the heading, “Liquidity and Capital Resources”.

The Company recorded $683,000 of currency exchange losses during the year ended June 30, 2015, compared with $70,000 of losses for the year ended June 30, 2014, due to the Canadian Dollar weakening relative to the US Dollar.

Income Tax Expense (Benefit)

	Years ended
	June 30, 2015	June 30, 2014	% change
Income tax expense (benefit)	$2,750,000	$(1,139,000)	(341.4)%

Income Tax Expense (Benefit): The Company recorded a tax expense of $2,750,000 for the year ended June 30, 2015 versus income tax benefit of $1,139,000 for the prior year.

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

As of June 30, 2015, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of $27.1 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. For tax year ended June 30, 2015, approximately $560,000 of net operating loss carryforwards will be utilized to offset taxable income.

In addition, as of June 30, 2015, the Company had foreign net operating loss carryforwards of approximately $13.0 million available to reduce future taxable income. Approximately $4.0 million of the prior year net operating losses expired December 31, 2014, which had a valuation allowance. The balance of the net operating losses will expire between 2028 and 2031.

The Company maintains a valuation allowance of $9.7 million for it and its United States subsidiaries due to the expiration of net operating losses carryforward prior to utilization, capital losses and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

Discontinued Operations

	Years ended
	June 30, 2015	June 30, 2014	% change
Loss from discontinued operations, net of tax of $232,000 and $584,000	$(452,000)	$(1,007,000)	(55.1)%
Loss on sale of discontinued operations, net of tax of $414,000 and $0	$(1,072,000)	$(463,000)	131.5%

The Company divested its Rand Secure Data archiving business during the first quarter of fiscal year 2015 as detailed in Note 14 to the Consolidated Financial Statements presented elsewhere in this report. Losses from this operation prior to the divestiture were $452,000 and $1,007,000 for the years ended June 30, 2015 and June 30, 2014, respectively, and have been included in discontinued operations in the Consolidated Statements of Operations. Losses on the sale of discontinued operations include losses related to the disposal of the Rand Secure Data division of $1,072,000 and losses related to the disposal of the Singapore operations of $463,000 for the years ended June 30, 2015 and June 30, 2014, respectively.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital expenditure requirements primarily through cash flows provided by operations and borrowings under short-term debt arrangements.

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association (“PNC”). The interest rate was the “Eurodollar Rate”, which was calculated by using the LIBO rate, plus a margin of 2.0%. The line expired on November 30, 2014 and was replaced by another credit facility with JPMorgan. The Company had no outstanding borrowings under its PNC credit facility line of as of June 30, 2015 or June 30, 2014.

On November 3, 2014, the Company completed the Tender Offer by repurchasing 25,849,945 shares of its common stock from existing stockholders. This buyback was financed through the Term Note and a $10 million line of credit from JPMorgan, as well as the Company’s then-existing cash surplus. The line of credit is secured by all assets of the Company with borrowing levels subject to borrowing base limits and bears interest at the LIBO rate, plus a margin of 2.5%. The Term Note bears interest rate at the LIBO rate, plus a margin of 3.15%. The principal of the Term Note will be amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The Company had no outstanding borrowings under the JPMorgan line of credit as of June 30, 2015.

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

For the year ended June 30, 2015, net cash provided by operating activities was $6,984,000, compared with cash provided by operating activities of $9,406,000 during the year ended June 30, 2014. The decrease was due mainly to the transaction costs of the Tender Offer incurred during fiscal year 2015.

Approximately $130,000 of cash was provided by investing activities during the year ended June 30, 2015 compared with $1,059,000 of cash used in investing activities during the year ended June 30, 2014. The difference was due to decreased purchases of equipment, as well as cash proceeds received from the sale of the Rand Secure Data Division during the first quarter of fiscal year 2015.

For the year ended June 30, 2015, net cash used in financing activities was $13,300,000 compared to $42,000 of net cash used in financing activities during the year ended June 30, 2014. The difference resulted mainly from the transactions associated with the Tender Offer during fiscal year 2015, including the $31 million paid out for the stock buyback, offset by $21 million in proceeds from the Term Note. The Company repaid $3.1 million of the balance due under the Term Note during the fiscal year 2015, including $1.5 million in prepayments, bringing the Term Note balance to $17.9 million at June 30, 2015. Additional principal payments were made shortly after June 30, 2015 that reduced the Term Note balance to $16.1 million.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management in a timely manner. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2015 was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal accounting officer. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal accounting officer, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of the fiscal year ended June 30, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of June 30, 2015. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company has four directors. Certain information regarding the directors, including their names, ages as of September 15, 2015, and principal occupations and business experience for the past five years, is set forth below. The Company’s President and Chief Executive Officer is also a director.

Name	Age	Director Since
Peter H. Kamin	53	March 2012
Philip Livingston	58	November 2014
Lawrence Rychlak	59	September 2013
David Schneider	43	November 2014

PETER H. KAMIN — Mr. Kamin joined the Board of Directors in March 2012. He is the founder and Managing Partner of 3K Limited Partnership. For the previous 11 years, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P., a limited partnership organized to make investments in a select number of domestic public and private companies. Mr. Kamin is presently a Director of the following companies with a class of securities registered pursuant to Section 12 of the Exchange Act: Ambassadors Group, Inc.; MAM Software Group, Inc.; and Tile Shop Holdings. In addition, he is a Director of several privately held companies. Mr. Kamin has previously served as a Director of a number of public and private companies. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business.

PHILIP LIVINGSTON — Mr. Livingston was elected to the Board of Directors on November 10, 2014. He has served as Chief Executive Officer and a director of Ambassadors Group, Inc., a provider of educational travel experiences and online education research materials, since May 2014. Prior to joining Ambassadors Group, Mr. Livingston was Chief Executive Officer of LexisNexis Web Based Marketing Solutions until October 2013. He joined LexisNexis in April 2009 as Senior Vice President of Practice Management and served in executive management positions from April 2009 to October 2013. Mr. Livingston has, in the past, served as Chief Financial Officer for Celestial Seasonings, Inc., Catalina Marketing Corporation and World Wrestling Entertainment. From 1999 to 2003 he served as President of Financial Executives International, the leading professional association of chief financial officers and controllers. In that role he led the organization’s support of regulatory and corporate governance reforms culminating in the Sarbanes-Oxley Act. Mr. Livingston is presently a director of the following companies with a class of securities registered pursuant to Section 12 of the Exchange Act: Ambassadors Group, Inc. and SITO Mobile. In the past, he has served on numerous public and private company boards including Broadsoft Corporation, Insurance Auto Auction, Cott Corporation, MSC Software and Seitel Inc.

LAWRENCE RYCHLAK — Mr. Rychlak joined the Board of Directors in September 2013. Mr. Rychlak was hired by the Company in May 2005 as Chief Financial Officer and was appointed President in October 2009. Following the Merger, Mr. Rychlak continued as the President and Chief Financial Officer. Prior to joining the Company, he worked for Environmental Elements Corporation, where he served as interim president and Senior Vice President and Chief Financial Officer from 2001 to May 2005. Mr. Rychlak’s background also includes several senior financial positions in both for profit and not-for-profit organizations, business consulting with a regional consulting firm and eight years with an international accounting and consulting firm. He is a Certified Public Accountant and holds a Bachelor of Arts degree in Accounting and a Master’s degree in Business Administration from Loyola University Maryland.

DAVID SCHNEIDER — Mr. Schneider joined the Board of Directors on November 10, 2014. He is a Partner of 3K Limited Partnership with 20 years of business experience including 15 years in private equity and debt investing. Prior to joining 3K Limited Partnership, for over twelve years Mr. Schneider was with Main Street Resources, a middle market private equity firm. As a Partner with Main Street Resources, Mr. Schneider was responsible for all facets of the firm’s activities including fund raising, deal sourcing and execution, and worked closely with the firm’s portfolio companies at the board and management level. Prior to his service with Main Street Resources, he spent time with J.H. Whitney & Co., an alternative asset investment firm, and MCG Global, a boutique merchant banking firm. Mr. Schneider started his career with Price Waterhouse LLP. He is a Certified Public Accountant and holds a BS from Bryant College and an MBA from Bentley College. Mr. Schneider is presently a Director of The Roberts Company and has served as Director/Advisor for over a dozen companies including Glass America, Morgan Contracting, Vertex Fasteners, Sage Parts Plus, Black Clawson, and Midasco.

Qualifications of Directors

The following table lists the specific experience, qualifications, other attributes and skills of each of the directors that led the Board of Directors to determine that such persons should serve on the Board.

Director	Skills/Qualifications

Peter H. Kamin	Founder of ValueAct Capital, a venture capital firm; Founded and managed Peak Investment L.P. a limited partnership, organized to make investments in a select number of domestic public and private companies; Holds B.A. and MBA degrees.

Philip Livingston	Business and Finance experience gained over 30 years of experience; Previous senior executive experience in a variety of private and public companies and several positions on Boards of Directors; B.A. in Business Management; B.S. degree in Government and Politics; MBA in Finance and Accounting.

Lawrence Rychlak	Business and Finance experience gained over 35 years of experience; Previous senior executive experience in a variety of private and public companies; B.A. degree in Accounting, MBA and a Certified Public Accountant.

David Schneider	Business experience includes directorships on over a dozen companies, significant private equity experience with several firms and currently a partner in 3K Limited Partnership; A strong background in finance including Big Four international accounting experience; B.S. and MBA degrees.

CORPORATE GOVERNANCE

The Board of Directors periodically reviews its corporate governance policies and procedures to ensure that the Company meets the highest standards of ethical conduct, reports results with accuracy and transparency, and complies with the laws, rules and regulations that govern the Company’s operations in all material respects.

Committees and Meetings of the Board of Directors

Board of Directors — During the fiscal year ended June 30, 2015, the Board of Directors held four meetings. During the period he served, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board held during the year and (ii) the total number of meetings held by all committees on which the director served during such year. Directors are not required to attend the Annual Meeting of Stockholders but all persons who were serving as directors at the time of the 2014 Annual Meeting of Stockholders attended that meeting.

Following the completion of the Tender Offer on November 3, 2014 and in accordance with its planned reorganization, former Directors Richard Charpie, Marc L. Dulude, Manu Parpia and Charles D. Yie resigned from the Board of Directors. In addition, the size of the Board was reduced from six to four, and Messrs. Livingston and Schneider were elected to the Board on November 10, 2014 to fill the resulting vacancies. During the fiscal year ended June 30, 2014 and until November 3, 2014, the Board had established a separately-designated Audit Committee and a separately-designated Compensation Committee. The reconstituted Board determined, given its small size and the fact that all but one of the current directors is independent, that the Company would be best served by dissolving those committees and having the full Board of Directors oversee those committee functions directly. Thus, all business that would have previously come before the Audit Committee and Compensation Committee come before the full Board for consideration. Information regarding the former Audit Committee and Compensation Committee is provided below.

Audit Committee — Prior to November 2014, the Company’s Board maintained a separately-designated standing Audit Committee, consisting of Charlie Yie (Chair) and Peter H. Kamin, that was appointed by the Board to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The Audit Committee’s responsibilities included, among others, direct responsibility for hiring, firing, overseeing the work of and determining the compensation for the Company’s independent registered public accounting firm, which reported directly to the Audit Committee. The Board determined that Mr. Yie satisfied the definition of “audit committee financial expert” contained in Item 407 of the SEC’s Regulation S-K. The Board has determined that

Mr. Kamin satisfies the definition of “audit committee financial expert”. The Audit Committee adopted a written charter, which is available on the Company’s Internet website at www.rand.com. As noted above, the full Board of Directors now functions as the Audit Committee.

Nominating Committee — The full Board of Directors acts as a nominating committee for the selection of nominees for election as directors (see “Director Recommendations and Nominations” below). The Board met in this capacity one time during fiscal year 2015. In fulfilling its nominating function, the Board does not operate under a separate charter.

Compensation Committee — Prior to November 2014, Messrs. Yie and Parpia were appointed to serve as the members of the Compensation Committee. As noted above, the full Board of Directors now functions as the Compensation Committee. The Compensation Committee was charged with reviewing and determining the compensation of the Chief Executive Officer and the other members of the senior management of the Company, subject to approval from the full Board. On an annual basis, the Chief Executive Officer evaluates the compensation of the senior management team based on their performance and peer comparisons and makes recommendations to the full Board as to the compensation level for those positions for the coming year. During the fiscal year ended June 30, 2015, the Compensation Committee held one official meeting and did not operate under a written charter.

Executive Officers

Set forth below is information with respect to the individuals who serve as the executive officers of the Company.

Name	Age	Position
Lawrence Rychlak	59	President and Chief Executive Officer
John Kuta	41	Vice President and Chief Financial Officer

Lawrence Rychlak - Mr. Rychlak became President and Chief Executive Officer on November 10, 2014 following the completion of the Company’s Tender Offer. Information about Mr. Rychlak, including his business experience during the past five years, is set forth above under the heading “BOARD OF DIRECTORS”.

John Kuta - Mr. Kuta became Vice President and Chief Financial Officer on November 10, 2014. Mr. Kuta was hired by the Company in January 2005 to serve as Director of Finance and was promoted to Corporate Controller in August 2007. In early 2011, Mr. Kuta was promoted to Vice President of Finance and Controller. Prior to joining the Company, Mr. Kuta worked for American Express Tax & Business Services, the CPA firm of Walpert & Wolfpoff and as an internal auditor for Carefirst of Maryland. Mr. Kuta holds a Bachelor of Science degree in Accounting from Towson University and is a Certified Public Accountant.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Indemnification Agreements

The Company has entered into indemnification agreements (the “Indemnification Agreements”) with each of its directors (each, an “Indemnitee” and collectively, the “Indemnitees”). Under the Indemnification Agreements, the Company agreed to indemnify each Indemnitee to the fullest extent permitted by law against any liability arising out of the Indemnitee’s performance of his or her duties to the Company. The indemnification provided by the Indemnification Agreements is in addition to the indemnification required by the Company’s bylaws and applicable law. Among other things, each Indemnification Agreement indemnifies the Indemnitee (and under certain circumstances, investment funds affiliated with the Indemnitee) against certain expenses (including reasonable attorneys’ fees) incurred by the Indemnitee in any action or proceeding, including any action by or in the right of the Company, arising out of the Indemnitee’s service to the Company or to any other entity to which the Indemnitee provides services at the Company’s request. Further, each Indemnification Agreement requires the Company to advance funds to the Indemnitee to cover any expenses the Indemnitee incurs in connection with any proceeding against the Indemnitee as to which the Indemnitee could be indemnified. Each of the director nominees is an Indemnitee.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. The Company will provide a copy of this document, free of charge, upon request. In the event of an amendment to, or a waiver from, a provision of the Company’s Code of Ethics that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, the Company intends to promptly disclose such amendment or waiver on its Internet website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Company and each person who beneficially owns more than 10% of the outstanding shares of Common Stock to file with the SEC an initial report of beneficial ownership on Form 3 and reports with respect to subsequent changes in beneficial ownership of such securities on Form 4 or Form 5. To the Company’s knowledge, based solely upon the review of the copies of such reports furnished to the Company, these persons timely filed all reports required by Section 16(a) during the fiscal year ended June 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

The full Board is responsible for establishing compensation policies and setting directors’ compensation. The following table provides information about the compensation paid to or earned by the Company’s directors during fiscal year 2015 who are not named executive officers (as defined below under the heading “Executive Compensation”). Information regarding directors who are also named executive officers is presented in the Summary Compensation Table that is also provided below. Information with respect to Messrs. Charpie, Dulude and Yie is not included because they waived receipt of, and did not receive, any director compensation, in any form, from the Company during fiscal year 2015.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Peter H. Kamin	86,833	—	—	335	87,168
Philip Livingston	26,667	—	—	1,142	27,809
David Schneider	26,667	—	—	962	27,629

(1)	At June 30, 2015, outstanding stock options held by Messrs. Kamin, Schneider and Livingston were options to purchase 36,000, 18,000 and 18,000 shares, respectively.
(2)	Amounts represent travel reimbursements for attending Board and other Company meetings.

Under the provisions of the current Board Compensation Plan, non-employee members of the Board of Directors receive an annual salary of $40,000 and the Chairman of the Board receives annual salary of $120,000, all of which is paid in quarterly installments. Directors are also eligible to participate in the Company’s Omnibus Equity Compensation Plan (the “Omnibus Plan”). Each non-employee director receives an initial grant of an option to purchase 18,000 shares of Common Stock upon joining the Board, one-third of which vests immediately and the remainder vests in equal installments on the first and second anniversary of the grant date. The exercise price of all non-employee director stock options and the value of stock granted in lieu of cash compensation is the closing price of a share of the Common Stock on the last business day before the options are granted or shares of stock are issued.

Directors who also serve as employees of the Company do not receive separate remuneration for service on the Board.

Executive Compensation

The following table provides detailed information about the remuneration (for services in all capacities) awarded to, earned by, or paid during the last two fiscal years to (i) each individual who served as the Company’s principal executive officer at any time during fiscal year 2015 (the “PEO”), (ii) the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers as of June 30, 2015 and who earned more than $100,000 during fiscal year 2015, and (iii) up to two additional individuals for whom information would have been disclosed pursuant to the preceding item (ii) but for the fact that such individuals were not serving as executive officers as of June 30, 2015 (collectively, the “named executive officers”). The Board has determined that Mr. Rychlak, who serves as the Company’s PEO, Mr. Kuta and the Company’s former PEO, Mr. Dulude, constitute the “named executive officers” for purposes of this report. Mr. Dulude served as the Company’s PEO until November 3, 2014,

Summary Compensation Table
Name and principal position	Fiscal Year	Salary ($)	Nonequity Incentive Plan Compensation ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Lawrence Rychlak	2015	281,000	171,000	—	10,993	462,993
President and Chief Executive Officer	2014	260,068	162,532	68,245	7,757	498,602

John Kuta	2015	164,333	37,000	—	8,301	209,634
Vice President and Chief Financial Officer	2014	149,667	50,010	22,655	6,482	228,814

Marc L. Dulude	2015	319,000	—	—	4,087	323,087
Former Chief Executive Officer	2014	313,919	259,142	136,490	7,858	717,409

(1)	For purposes of this table, the value of each equity award reflects the aggregate grant date fair value of that award computed in accordance with FASB ASC Topic 718, “Accounting for Stock Compensation”. See Note 1 to the consolidated audited financial statements presented elsewhere in this report regarding the assumptions underlying the valuation of equity awards.
(2)	Amount represents employer matching contributions under the Company’s 401(k) plan

Executive Compensation Philosophy and Employment Arrangements with Named Executive Officers

Compensation Philosophy

The full Board is charged with establishing executive compensation. The Board understands and values the vital impact that executive management has in achieving success for the Company and the creation of stockholder value, and it recognizes the highly competitive environment in which the Company must compete for top-level executive management. The overall objective in establishing executive compensation is to ensure that the Company can attract, retain, motivate and reward a high caliber, high performing executive team, which is continually focused on achieving long-term stockholder value. The Board believes that the Company’s compensation program offers a competitive compensation package to all executive employees that takes into account both individual contributions and corporate performance. The Chief Executive Officer plays a role in recommending incentive plan compensation awards to the Board and also serves as a director and votes on compensation matters of the senior management, except for his own compensation.

The Board seeks to accomplish its goals by paying competitive base salaries augmented with performance-based incentives, and securing these benefits and the employment of the executives through written employment agreements when appropriate. Short-term compensation includes both base salary and performance-based cash bonus opportunities, while long-term incentives are generally in the form of equity based awards, with or without performance features. Both cash bonuses and long-term incentive plans align management’s interests with stockholders by incenting earnings growth and providing significant equity interest in the Company.

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

Employment Arrangements with Named Executive Officers

Mr. Rychlak is a party to an employment agreement with the Company. This agreement entitles him to an annual base salary that is currently set at $290,000 plus an annual bonus targeted at $210,000 for fiscal year 2015, based on his achievement of certain performance goals established from time to time, and subject to annual review by the Compensation Committee. The agreement also entitles Mr. Rychlak to participate in any long term incentive plan that may be adopted by the Board. Mr. Rychlak is also entitled to participate in the Company’s benefit programs to the same extent as, and subject to the same terms, conditions and limitations applicable to, other employees of the Company, including 401(k) plan participation, life, health, dental, accident and short term and long term disability insurance. The effective date of his agreement is November 1, 2014 and the agreement may be terminated by the Company or Mr. Rychlak at any time without prior notice. If the Company terminates the agreement without “Cause” (as defined in the agreement) or in the event of Mr. Rychlak’s death or disability, then Mr. Rychlak is entitled to salary and benefits continuation for a period of twenty four (24) months provided that he (or his estate, as the case may be) executes and delivers a release and waiver of claims acceptable to the Company within twenty eight (28) days of the termination. The Company will be deemed to have terminated Mr. Rychlak without “Cause” if Mr. Rychlak terminates his agreement and any of the following events occur and the Company does not take action to remedy such event within 30 days of receiving notice from Mr. Rychlak of such event: (i) the Company substantially reduces or diminishes Mr. Rychlak’s duties and responsibilities without Cause; (ii) the Company reduces Mr. Rychlak’s base salary (other than in connection with a proportional reduction of the base salaries of a majority of the executive employees of the Company); or (iii) the Company permanently relocates Mr. Rychlak without his written consent to another primary office unless Mr. Rychlak’s primary office following such relocation is within 25 miles of his primary office immediately before the relocation or his permanent residence immediately prior to the date of his relocation. If Mr. Rychlak is terminated by the Company with Cause or if Mr. Rychlak voluntarily resigns, then he is entitled only to the amount owed for work done prior to the termination or resignation. In connection with his employment agreement, Mr. Rychlak executed an Employee Confidentiality, Assignment of Inventions, Non-Competition and Non-Solicitation Agreement (the “Confidentiality Agreement”) pursuant to which he agreed, among other things, not to compete with the Company or any of its affiliates, during the term of his employment or for a period of twelve months following his termination.

Mr. Kuta is not a party to an employment agreement with the Company. Under the terms of his employment, Mr. Kuta receives an annual base salary of $170,000 plus an annual bonus which was targeted at $45,000 for fiscal year 2015, based on his achievement of certain performance goals established from time to time, and subject to annual review by the Compensation Committee. Mr. Kuta is also entitled to participate in the Company’s benefit programs to the same extent as, and subject to the same terms, conditions and limitations applicable to, other employees of the Company, including 401(k) plan participation, life, health, dental, accident and short term and long term disability insurance. At the discretion of the Board, Mr. Kuta may have opportunities to participate in a long term incentive plan that may be adopted by the Board.

Mr. Dulude resigned on November 3, 2014. During his term of service, he was party to an employment agreement with the Company that entitled him to an annual base salary that was set at $319,000 plus an annual bonus targeted at $228,000 for fiscal year 2014, based on his achievement of certain performance goals established from time to time, and subject to annual review by the Compensation Committee. The agreement also entitled Mr. Dulude to participate in any long term incentive plan that may be adopted by the Board. Mr. Dulude was also entitled to participate in the Company’s benefit programs to the same extent as, and subject to the same terms, conditions and limitations applicable to, other employees of the Company, including 401(k) plan participation, life, health, dental, accident and short term and long term disability insurance. The agreement provided that if the Company were to terminate the agreement without “Cause” (as defined in the agreement) or in the event of Mr. Dulude’s death or disability, then Mr. Dulude would be entitled to salary and benefits continuation for a period of twelve (12) months provided that Mr. Dulude (or his estate, as the case may be) executed and delivered a release and waiver of claims acceptable to the Company within twenty eight (28) days of the termination. If Mr. Dulude were terminated by the Company with Cause or if Mr. Dulude were to voluntarily resign, then his agreement provided that he would be entitled only to the amount owed for work done prior to the termination or resignation. In connection with his employment agreement, Mr. Dulude executed a Confidentiality Agreement pursuant to which he agreed, among other things, not to compete with the Company or any of its affiliates, during the term of his employment or for 12 months thereafter. In connection with his resignation, Mr. Dulude received severance in the form of continued base salary for 12 months and the costs associated with continuing his employee benefits during such 12-month period, including medical coverage under the Company’s insurance plans.

Executive Bonuses

The Company maintains an Annual Cash Bonus Plan which is designed to pay out cash bonuses based on the achievement of pre-established levels of annual earnings before interest, taxes, depreciation and amortization, with adjustments for one-time items (“Adjusted EBITDA target”). For the year ended June 30, 2015, management exceeded the Adjusted EBITDA threshold established by the Board. Messrs. Rychlak and Kuta were awarded bonuses of $171,000 and $37,000, respectively.

Long-Term Incentive Compensation/Equity Based Awards

The Compensation Committee believes that equity based compensation is among the most effective means of creating a long-term link between the interests of the Company’s stockholders and the performance of our organization and its executive team. Vesting schedules for equity based awards also encourage officer retention. To further this objective, the Company has adopted the Omnibus Plan that was presented to, and approved by, its shareholders at the Company’s 2012 Annual Meeting of Stockholders. The Company previously maintained its 2002 Option Plan and the Avatech Solutions, Inc. Amended and Restricted Stock Award Plan (the “Stock Plan”), both of which have expired by their terms. Stock options granted under the 2002 Option Plan were outstanding at June 30, 2015.

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

The following table sets forth certain information about options under the Company’s equity compensation plans that remain unexercised at June 30, 2015. As of that date, no other forms of equity awards were outstanding.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lawrence Rychlak	50,000	-0-	$1.71	9/29/2016
	100,000	-0-	$0.84	10/29/2017
	278,550	-0-	$0.70	5/10/2021
	139,275	-0-	$0.80	5/21/2022
	139,275	-0-	$0.98	8/21/2023
John Kuta	46,425	-0-	$0.70	5/10/2021
	46,425	-0-	$0.80	5/21/2022
	46,425	-0-	$0.98	8/21/2023

Retirement Benefits

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company, or its wholly-owned subsidiaries, who have completed three months of service. Participants may elect a pre-tax payroll deduction up to $17,500 (if under age 50), or $23,000 (if age 50 or older by December 31st of any calendar year). The 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of June 30, 2015, with respect to all compensation arrangements that we maintain under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	1,274,575	$0.92	2,114,671
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,274,575	$0.92	2,114,671

(1)	This amount represents shares of stock that may be issued under (a) the Avatech Solutions, Inc. Amended and Restated Restricted Stock Plan, which contemplates the grant of shares of common stock upon such terms, including with respect to forfeiture and restrictions of resale and transfer, as the Board deems appropriate, and (b) the Omnibus Plan, which, in addition to stock options, permits the grant of stock awards, stock units, performance units, and other stock-based awards in the amounts and types to be determined by the Board of Directors and/or its Compensation Committee.

BENEFICIAL OWNERSHIP OF VOTING SECURITIES OF RAND WORLDWIDE, INC.

The following table shows information known by the Company, as of September 4, 2015, with respect to the beneficial ownership of the Company’s voting securities by (i) each person or group of persons, other than directors, director nominees, and named executive officers of the Company, to beneficially own more than 5% of the Company’s voting securities, (ii) each of the Company’s current directors, director nominees, and named executive officers, and (iii) all of the current directors, director nominees, and executive officers as a group. Generally, a person “beneficially owns” voting securities if that person has or shares with others the right to vote those securities or to invest (or dispose of) those securities, or if that person has the right to acquire such voting or investment rights, within 60 days of the specified date (such as by exercising stock options or similar rights). The percent of class owned by each such person is calculated based number of securities of such class actually outstanding as of September 4, 2015 plus, for each named person, any such securities that he or she could acquire within 60 days of such date. To the Company’s knowledge, subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares of the voting securities shown as beneficially owned by them.

	Common Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
Directors, Director Nominees and Named Executive Officers
Peter H. Kamin(1)	16,869,215	56.6%	—	—	—	—
Lawrence Rychlak(2)	945,562	3.1%	—	—	25	4.0%
John Kuta(3)	139,275	*	—	—	—	—
Philip Livingston(4)	21,800	*	—	—	—	—
David Schneider(4)	18,000	*	—	—	—	—
Marc Dulude	-0-	*	—	—	—	—
All current directors, director nominees, and executive officers as a group (a total of 6 persons):	17,990,052	58.6%	—	—	25	4.0%
5% Holders
Rand Acquisition, LLC(5)	9,000,000	30.2%	—	—	—	—

*	Less than one percent.

(1)	The amount reported for Mr. Kamin includes shares held in his own name as well as (a) 9,000,000 shares of Common Stock held by Rand Acquisition, LLC, which is majority owned by Mr. Kamin; (b) 1,196,219 shares of Common Stock held by 3K Limited Partnership, whose managing partner is Mr. Kamin; (c) 832,635 shares of Common Stock held by the Peter H. Kamin Children’s Trust of which Mr. Kamin serves as trustee, and (d) 36,000 shares of Common Stock subject to exercisable options held by Mr. Kamin.
(2)	The amount reported for Mr. Rychlak includes 200,000 shares of Common Stock, 707,100 shares of Common Stock subject to exercisable options and 38,462 shares of Common Stock issuable upon conversion of shares of Series E Convertible Preferred Stock.
(3)	Mr. Kuta serves as the Company’s Vice President and Chief Financial Officer. The amount shown for Mr. Kuta is comprised of 139,275 shares of Common Stock subject to exercisable options.
(4)	The amounts shown for Messrs. Livingston and Schneider each include 18,000 shares of Common Stock subject to options.
(5)	The shares reported for Rand Acquisition, LLC are also included in the amount reported for Peter H. Kamin above. Rand Acquisition, LLC’s address is One Avery Street, Boston MA 02111.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In the Tender Offer, the Company purchased a total of 25,232,682 shares of common stock that were tendered by RWWI Holdings, LLC for a total of $30,279,218. RWWI Holdings, LLC is majority-owned by funds associated with Ampersand Capital, a private equity firm located in Wellesley, Massachusetts (“Ampersand”). Richard A. Charpie, who served as a director of the Company until November 3, 2014, serves as the Managing Partner of Ampersand, Charles D. Yie, who also served as a director of the Company until November 3, 2014, serves as a Senior Advisor of Ampersand and Marc L. Dulude, who served a director and as Chief Executive Officer of the Company until November 3, 2014, serves as an Operating Partner of Ampersand.

Other than as discussed above, there were no related party transactions during the last two fiscal years, and no related party transaction is currently contemplated for the current fiscal year that have not already been disclosed in the Company’s public filings.

Director Independence

The Board has determined that (i) each of Messrs. Kamin, Livingston and Schneider is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”), and (ii) Mr. Kamin satisfies the audit committee independence standards of NASDAQ Rule 5605(c)(2). The Board determined that, during their periods of service, (x) each of Mr. Charpie, Mr. Parpia, who served on the Compensation Committee, and Mr. Yie, who served on the Compensation Committee, was an “independent director” as defined by NASDAQ Rule 5605(a)(2), and (y) each of Messrs. Parpia and Yie, who served on the Audit Committee, satisfied the audit committee independence standards of NASDAQ Rule 5605(c)(2). Mr. Rychlak is not an “independent director” because he is the chief executive officer of the Company, and Mr. Dulude was not an “independent director” because he served as the Company’s chief executive officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stegman & Company (“Stegman”) audited the Company’s consolidated financial statements for the years ended June 30, 2015 and 2014.

The following is a description of the fees billed to the Company during the fiscal year ended June 30, 2015 and 2014 by Stegman.

Audit Fees

Audit fees include fees paid to Stegman in connection with the annual audit of the Company’s consolidated financial statements and the review of interim financial statements. Audit fees also include fees for services performed by Stegman that are closely related to the audit and in many cases could only be provided by Stegman. Such services include consents related to SEC and other regulatory filings. The aggregate audit fees billed or expected to be billed to the Company by Stegman for the years ended June 30, 2015 and 2014 totaled $169,000 and $153,000, respectively.

Audit Related Fees

Audit related fees include fees paid to Stegman for due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. There were no audit related fees billed or expected to be billed to us by Stegman for the years ended June 30, 2015 and 2014.

Tax Fees

Tax fees include fees paid to Stegman for corporate tax compliance, counsel and advisory services. The aggregate tax fees billed or expected to be billed to the Company by Stegman for the years ended June 30, 2015 and 2014 totaled $44,000 and $42,000, respectively.

All Other Fees

There were no other services provided to the Company by Stegman during the years ended June 30, 2015 or 2014.

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

(c). Financial Statement Schedule – Schedule II

Rand Worldwide, Inc. and Subsidiaries Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended June 30, 2015:
Deducted from assets accounts:
Allowance for doubtful accounts	$211,000	$119,000	$—		$(150,000	)(1)	$180,000

Valuation allowance for net deferred tax assets	$11,029,000	$(3,015,000)	$—		$—		$8,014,000

Year Ended June 30, 2014:
Deducted from assets accounts:
Allowance for doubtful accounts	$253,000	$130,000	$—		$(172,000	)(1)	$211,000
Valuation allowance for net deferred tax assets	$9,725,000	$(3,836,000)	$5,140,000	(2)	$—		$11,029,000

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

RAND WORLDWIDE, INC.

Date: September 15, 2015	By:	/s/ Lawrence Rychlak
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter H. Kamin	By:	/s/ John Kuta
	Director September 15, 2015		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) September 15, 2015

By:	/s/ Philip B. Livingston	By:	/s/ Lawrence Rychlak
	Director September 15, 2015		Director, President and Chief Executive Officer (Principal Executive Officer) September 15, 2015

By:	/s/ David Schneider
Director September 15, 2015

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework). Based on its assessment and the foregoing criteria, management has concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective.

September 15, 2015

/s/ Lawrence Rychlak	/s/ John Kuta
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Rand Worldwide, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2015. Company management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Worldwide, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

September 15, 2015

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2015	2014
Assets
Current assets:
Cash	$2,762,000	$9,557,000
Accounts receivable, less allowance of $180,000 and $211,000 in 2015 and 2014	15,061,000	15,290,000
Income tax receivable	—	1,088,000
Other receivables	886,000	922,000
Inventory	103,000	101,000
Prepaid expenses and other current assets	1,038,000	2,021,000
Deferred tax assets	73,000	119,000

Total current assets	19,923,000	29,098,000

Property and equipment:
Computer software and equipment	5,095,000	8,160,000
Office furniture and equipment	1,329,000	1,444,000
Leasehold improvements	486,000	579,000

	6,910,000	10,183,000
Less accumulated depreciation and amortization	(5,857,000)	(7,600,000)

	1,053,000	2,583,000

Customer list, net of accumulated amortization of $7,652,000 and $7,173,000 in 2015 and 2014	2,502,000	2,981,000
Goodwill	16,544,000	16,758,000
Trade name, net of accumulated amortization of $1,852,000 and $1,549,000 in 2015 and 2014	2,079,000	2,382,000
Deferred income taxes	4,364,000	4,732,000
Other assets	299,000	223,000

Total assets	$46,764,000	$58,757,000

Rand Worldwide, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,
	2015	2014
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$3,150,000	$—
Accounts payable and accrued expenses	10,558,000	8,901,000
Accrued compensation and related benefits	1,866,000	1,973,000
Deferred revenue	3,303,000	4,227,000
Obligations under capital leases	—	188,000
Income tax payable	195,000	796,000

Total current liabilities	19,072,000	16,085,000

Long-term liabilities:
Obligations under capital leases	—	147,000
Notes payable, net of current portion	14,775,000	—
Other long-term liabilities	—	205,000

Total liabilities	33,847,000	16,437,000

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value; 1,300,537 shares authorized, 1,298,728 shares issued; 343,461 and 385,357 shares outstanding at June 30, 2015 and June 30, 2014; aggregate liquidation preference of $838,000 and $1,093,000 at June 30, 2015 and June 30, 2014, respectively	3,000	4,000
Common stock, $0.01 par value; 80,000,000 shares authorized; issued and outstanding shares of 29,766,756 and 54,491,296 at June 30, 2015 and June 30, 2014, respectively	298,000	545,000
Additional paid-in capital	35,714,000	66,028,000
Accumulated deficit	(23,164,000)	(25,205,000)
Accumulated other comprehensive income	66,000	948,000

Total stockholders’ equity	12,917,000	42,320,000

Total liabilities and stockholders’ equity	$46,764,000	$58,757,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended
	June 30, 2015	June 30, 2014
Revenues:
Product sales	$44,752,000	$47,727,000
Service revenue	20,206,000	21,005,000
Commission revenue	21,741,000	20,252,000

Total revenue	86,699,000	88,984,000

Cost of revenue:
Cost of product sales	28,821,000	30,534,000
Cost of service revenue	14,145,000	13,925,000

Total cost of revenue	42,966,000	44,459,000

Gross margin	43,733,000	44,525,000

Other operating expenses:
Selling, general and administrative	34,805,000	33,687,000
Impairment of goodwill and intangible assets	—	1,000,000
Change in the value of contingent consideration	—	(1,089,000)
Depreciation and amortization	1,448,000	1,778,000

Total operating expenses	36,253,000	35,376,000

Operating income	7,480,000	9,149,000

Other expense:
Interest expense	469,000	158,000
Currency exchange losses	683,000	70,000
Other expense	13,000	(4,000)

	1,165,000	224,000

Income from continuing operations before income taxes	6,315,000	8,925,000
Income tax expense (benefit)	2,750,000	(1,139,000)

Income from continuing operations	3,565,000	10,064,000
Loss from discontinued operations, net of tax	(452,000)	(1,007,000)
Loss on sale of discontinued operations, net of tax	(1,072,000)	(463,000)

Net income	2,041,000	8,594,000
Preferred stock dividends	(95,000)	(109,000)

Net income available to common stockholders	$1,946,000	$8,485,000

Earnings (loss) per common share attributable to common shareholders – basic:
Income from continuing operations per common share	$0.09	$0.19
Loss from discontinued operations per common share	(0.04)	(0.03)

Earnings per common share attributable to common shareholders – basic	$0.05	$0.16

Earnings (loss) per common share attributable to common shareholders – diluted:
Income from continuing operations per common share	$0.09	$0.18
Loss from discontinued operations per common share	(0.04)	(0.03)

Earnings per common share attributable to common shareholders – diluted	$0.05	$0.15

Shares used for computing income per common share:
Weighted average shares used in computation - basic	38,328,115	54,210,555
Weighted average shares used in computation - diluted	40,569,340	57,039,061

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended
	June 30, 2015	June 30, 2014
Net income	$2,041,000	$8,594,000
Other comprehensive income, net of tax:
Net change in cumulative foreign currency translation loss	(882,000)	(10,000)

Comprehensive income	$1,159,000	$8,584,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2013	385,357	$4,000	54,000,186	$540,000	$65,497,000	$(33,799,000)	958,000	$33,200,000
Stock based compensation	—	—	—	—	297,000	—	—	297,000
Preferred stock dividends	—	—	—	—	(109,000)	—	—	(109,000)
Issuance of common stock upon the exercise of options	—	—	491,110	5,000	343,000	—	—	348,000
Foreign currency translation adjustment	—	—	—	—	—	—	(10,000)	(10,000)
Net income	—	—	—	—	—	8,594,000	—	8,594,000

Balance at June 30, 2014	385,357	$4,000	54,491,296	$545,000	$66,028,000	$(25,205,000)	948,000	$42,320,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at July 1, 2014	385,357	$4,000	54,491,296	$545,000	$66,028,000	$(25,205,000)	948,000	$42,320,000
Stock based compensation	—	—	—	—	566,000	—	—	566,000
Issuance of common stock upon the exercise of stock options	—	—	218,000	2,000	171,000	—	—	173,000
Conversion of preferred stock into common stock	(41,896)	(1,000)	437,250	5,000	(4,000)	—	—	—
Cashless exercise of stock options	—	—	470,155	5,000	(5,000)	—	—	—
Stock purchased through tender offer	—	—	(25,849,945)	(259,000)	(30,762,000)	—	—	(31,021,000)
Payment of taxes upon the exercise of stock options	—	—	—	—	(185,000)	—	—	(185,000)
Preferred stock dividends	—	—	—	—	(95,000)	—	—	(95,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(882,000)	(882,000)
Net income	—	—	—	—	—	2,041,000	—	2,041,000

Balance at June 30, 2015	343,461	$3,000	29,766,756	$298,000	$35,714,000	$(23,164,000)	66,000	$12,917,000

See accompanying notes.

Rand Worldwide, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$2,041,000	$8,594,000
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash portion of loss from discontinued operations	231,000	—
Loss on sale of discontinued operations, net of tax	1,486,000	—
Bad debt expense	119,000	130,000
Depreciation and amortization	1,448,000	1,915,000
Impairment of goodwill and intangible assets	—	1,000,000
Change in the value of contingent consideration	—	(1,089,000)
Stock-based compensation	566,000	297,000
Deferred income taxes	414,000	(3,465,000)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(616,000)	(1,018,000)
Income tax receivable	1,088,000	(237,000)
Inventory	(2,000)	(74,000)
Prepaid expenses and other current assets	(610,000)	499,000
Other assets	(76,000)	13,000
Accounts payable and accrued expenses	1,310,000	1,844,000
Accrued compensation and related benefits	(161,000)	520,000
Deferred revenue	552,000	(28,000)
Income taxes payable	(601,000)	796,000
Other long-term liabilities	(205,000)	(291,000)

Net cash provided by operating activities	6,984,000	9,406,000

Cash flows from investing activities
Purchases of property and equipment	(370,000)	(1,059,000)
Proceeds from the sale of discontinued operations	500,000	—

Net cash provided by (used in) investing activities	130,000	(1,059,000)

Cash flows from financing activities
Proceeds from borrowings under line of credit	5,324,000	78,680,000
Repayment of borrowings under line of credit	(5,324,000)	(78,680,000)
Proceeds of borrowings under term note	21,000,000	—
Repayment of borrowings under term note	(3,075,000)	—
Principal payments on capital lease obligations	(97,000)	(281,000)
Stock repurchased through tender offer	(31,021,000)	—
Payment of taxes upon the exercise of stock options	(185,000)	—
Payment of preferred stock dividends	(95,000)	(109,000)
Proceeds from issuance of common stock upon the exercise of stock options	173,000	348,000

Net cash used in financing activities	(13,300,000)	(42,000)

Effect of exchange rate changes on cash from continuing operations	(609,000)	38,000

Net change in cash	(6,795,000)	8,343,000
Cash - beginning of year	9,557,000	1,214,000

Cash - end of year	$2,762,000	$9,557,000

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

The Rand 3D division offers 3DExperience products from Dassault Systèmes which include CATIA, ENOVIA, SIMULIA, DELMIA, and DMU. Rand 3D also specializes in training solutions for Dassault Systèmes and PTC products including Pro/ENGINEER, CREO, and Windchill

The Facilities Management Division offers ARCHIBUS products for facilities management software for space planning, strategic planning, and lease/property administration, and provides a full range of training, consulting and support services for the ARCHIBUS products.

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

The change in the carrying amount of goodwill during the year ended June 30, 2015 is as follows:

Balance as of July 1, 2013	$17,700,000
Impairment charges	(920,000)
Effect of foreign currency translation	(22,000)

Balance as of June 30, 2014	16,758,000
Effect of foreign currency translation	(214,000)

Balance as of June 30, 2015	$16,544,000

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

The Company earns a rebate from its primary supplier, Autodesk, for its qualifying renewal subscriptions, which increase gross profits and the corresponding commission revenues on such sales. The rebates on renewal subscriptions are paid monthly and are accrued in accordance with ASC 605-50, Customer Payments and Incentives¸ in the month the underlying sales are posted.

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

Product Returns

The Company’s arrangements with customers do not contain any rights of product return, other than those related to standard warranty provisions that permit replacement of defective goods. As of June 30, 2015 and June 30, 2014, the Company had no reserve recorded for product returns because such returns have historically been insignificant.

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

Advertising and Marketing Costs

The Company’s marketing activities performed and executed over the course of the year include public relations, tradeshows, email campaigns, social media, website development and enhancement, marketing automation initiatives, virtual events, advertising and promotions as well as ongoing branding efforts. The Company receives funding from its primary vendor, Autodesk, which offsets a portion of the costs incurred for marketing and advertising. Marketing and advertising costs are expensed as incurred, net of vendor funding and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expenses, net of reimbursements from suppliers, were immaterial for the years ended June 30, 2015 and June 30, 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and foreign currency translation adjustments. During the years ended June 30, 2015 and June 30, 2014, unrealized foreign currency translation losses of $882,000 and $10,000, respectively, were recorded in accumulated other comprehensive income within stockholders’ equity.

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

In addition, for the years ended June 30, 2015 and June 30, 2014, realized currency transaction losses from operations of $683,000 and $70,000, respectively, were recorded in the statement of operations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

2. Supplemental Disclosure of Cash Flow Information

The Company paid interest of approximately $386,000 and $32,000, and paid federal and state taxes of approximately $2.6 million and $182,000, respectively, for the years ended June 30, 2015 and June 30, 2014. The majority of taxes paid during the year ended June 30, 2015 were federal income taxes. During the year ended June 30, 2014, the Company paid no federal income taxes because the Company utilized net operating losses to reduce its federal tax liability; taxes paid during that period were state income taxes.

3. Borrowings Under Line of Credit and Note Payable

On February 29, 2012, the Company entered into an $8 million line of credit facility, including a $1,000,000 sublimit for the issuance of standby or trade letters of credit, with PNC Bank, National Association (“PNC”). The interest rate was the “Eurodollar Rate”, which was calculated by using the LIBOR rate, plus a margin of 2.0%. The Company had no outstanding borrowings from PNC under its credit line of as of June 30, 2014. The line expired on November 30, 2014.

On November 4, 2014, the Company entered into two credit facilities with JP Morgan Chase Bank National Association (“Chase”) which replaced the Company’s existing facilities with PNC. The first is a five-year $10 million line of credit, secured by all assets of the Company with borrowing levels subject to borrowing base limits. The interest rate on the line of credit is the LIBO rate, plus a margin of 2.5%. The second facility is a five-year $21 million term loan with an interest rate equal to the LIBO rate, plus a margin of 3.15%. The principal of this loan is amortized over five years with quarterly repayments of $787,500 for the first two years, $1,050,000 for the third year, and $1,312,500 for the fourth and fifth years. The new loans contain certain financial covenants including a maximum leverage ratio, a maximum fixed charge coverage ratio, and minimum adjusted earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the loans’ financial covenants during the year ended June 30, 2015. The Company had no outstanding borrowings from Chase under its line of credit as of June 30, 2015.

Principal payments on the term loan are due as follows:

Year ending June 30:
2016	$3,150,000
2017	3,675,000
2018	4,725,000
2019	5,250,000
2020	1,125,000

Total payments	$17,925,000

4. Preferred Stock

The Company’s preferred stock included in the equity section of the accompanying consolidated balance sheets consists of the following as of June 30, 2015 and 2014:

	June 30
	2015	2014
Series D Convertible Preferred Stock, $0.01 par value; 1,297,537 shares authorized and issued; and 342,829 and 384,495 shares outstanding at June 30, 2015 and 2014, respectively; aggregate liquidation preference of $206,000 and $231,000 at June 30, 2015 and 2014, respectively	$3,000	$4,000
Series E Convertible Preferred Stock, $0.01 par value; 3,000 shares authorized; 1,191 shares issued; 632 and 862 shares outstanding at June 30, 2015 and 2014, respectively; aggregate liquidation preference of $632,000 and $862,000 at June 30, 2015 and 2014, respectively	—	—

Total Preferred Stock	$3,000	$4,000

Convertible Preferred Stock

In 2004, the Company issued 813,050 shares of Series D Convertible Preferred Stock for cash proceeds totaling $330,000 and a reduction in notes payable to a related party of $98,000. At June 30, 2015 and 2014, 342,829 shares and 384,495 shares of Series D Convertible Preferred Stock, respectively, were outstanding with the following terms:

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

Conversion Feature- The Series D shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series D share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2015, the conversion rate would yield approximately two shares of common stock for each share of Series D share; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreement between the Company and the holders of the Series D shares.

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

In July 2005, the Company issued 1,191 shares of Series E Convertible Preferred Stock which raised $1,191,000 for working capital purposes. At June 30, 2015 and 2014, 632 shares and 862 shares of Series E Convertible Preferred Stock (the “Series E shares”), respectively, were outstanding with the following terms:

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

Conversion Feature- The Series E shares are convertible at any time beginning 120 days after the original issuance date at the option of the holder and automatically converts into common stock if the common stock trades for more than $2.25 per share for 60 consecutive trading days. Each Series E share is convertible into shares of common stock by multiplying the appropriate conversion rate in effect by the number of shares of preferred stock being converted. As of June 30, 2015, the conversion rate would yield 1,538 shares of common stock for each share of Series E; however, this rate may be adjusted due to stock splits, dividends, and other events defined in the stock purchase agreements between the Company and the holders of the Series E shares.

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

5. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Such outstanding shares include those issued through equity compensation plans, Board compensation, and the exercise of stock warrants. Diluted earnings (loss) per common share include the potential dilution that would occur from common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. As of June 30, 2015 and 2014, 2,933,112 and 5,407,529 shares of common stock, respectively, were issuable upon the conversion or exercise of options and preferred stock. For the years ended June 30, 2015 and 2014, 91,000 and 272,750 shares of common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The following summarizes the computations of basic and diluted earnings per common share:

	Years ended
	June 30, 2015	June 30, 2014
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$3,565,000	$10,064,000
Payment of preferred stock dividends	(95,000)	(109,000)

Net income from continuing operations available to common stockholders	3,470,000	9,955,000
Loss from discontinued operations, net of tax	(452,000)	(1,007,000)
Loss on sale of discontinued operations, net of tax	(1,072,000)	(463,000)

Net income available to common stockholders	$1,946,000	$8,485,000

Weighted average shares used in computing basic net earnings per share:	38,328,115	54,210,555
Assumed conversion of preferred stock	1,658,537	2,095,784
Effect of outstanding stock options	582,688	732,722

Weighted average shares used in computing diluted net earnings per share:	40,569,340	57,039,061

Earnings (loss) per common share attributable to common stockholders – basic
Income from continuing operations per common share	$0.09	$0.19
Loss from discontinued operations per common share	(0.04)	(0.03)

Earnings per common share attributable to common shareholders – basic	$0.05	$0.16

Earnings (loss) per common share attributable to common stockholders – diluted
Income from continuing operations per common share	$0.09	$0.18
Loss from discontinued operations per common share	(0.04)	(0.03)

Earnings per common share attributable to common shareholders – diluted	$0.05	$0.15

6. Intangible Assets

The following is a summary of the carrying amount, accumulated amortization and the resulting net book value of intangible assets:

June 30, 2015

	Carrying amount	Accumulated amortization	Impairment charge	Net book value
Customer list	$10,154,000	$7,652,000	$—	$2,502,000
Trade name	3,931,000	1,852,000	—	2,079,000
Intellectual property	1,324,000	1,324,000	—	—

Total intangible assets	$15,409,000	$10,828,000	$—	$4,581,000

June 30, 2014

	Carrying amount	Accumulated amortization	Impairment charge	Net book value
Customer list	$10,234,000	$7,173,000	$80,000	$2,981,000
Trade name	3,931,000	1,549,000	—	2,382,000
Intellectual property	1,324,000	1,324,000	—	—

Total intangible assets	$15,489,000	$10,046,000	$80,000	$5,363,000

Amortization expense for intangible assets for the years ended June 30, 2015 and June 30, 2014 was $782,000 and $828,000, respectively. Future estimated amortization expense for intangibles assets is as follows: $752,000 in 2016, $709,000 in 2017, $431,000 in 2018, $377,000 in 2019, $377,000 in 2020 and $1,935,000 thereafter.

7. Director and Employee Stock Compensation Plans

Employee Stock Option Plans

On November 7, 2012, the Company’s stockholders approved the Omnibus Equity Compensation Plan (the “Omnibus Plan”). Until November 2014, the Compensation Committee of the Company’s Board of Directors administered the Omnibus Plan. The full Board is the current administrator of the Omnibus Plan and, in that capacity, has the exclusive authority to grant various incentive awards under the Omnibus Plan in the form of stock options, stock awards, stock units, performance units, and other stock-based awards. Up to 2,000,000 shares of the Company’s common stock are available for issuance to participants under the Omnibus Plan. The Omnibus Plan is available to all employees of the Company and its subsidiaries, including employees who are officers or members of the Board, and all non-employee directors and consultants of the Company and its subsidiaries. Prior to the adoption of the Omnibus Plan, the Board of Directors granted options to purchase shares of the Company’s common stock at an exercise price of not less than the fair market value of the common stock on the date of grant, under the Avatech Solutions, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The 2002 Option Plan, which expired in August 2012, provided for the granting of either incentive or non-qualified stock options to purchase an aggregate of up to 7,800,000 shares of common stock to eligible employees, officers, and directors of the Company and its subsidiaries. Although the term of the 2002 Option Plan has expired, it will continue to govern all options granted thereunder until such options are exercised, expire or are forfeited in accordance with their their terms.

On September 29, 2014, the Company’s Board of Directors approved a planned recapitalization of its balance sheet in order to provide liquidity to its shareholders and to maximize shareholder value. This planned recapitalization process was accomplished through a tender offer which was concluded on November 3, 2014 whereby the Company purchased 25,849,945 shares of its common stock from its shareholders for a price of $1.20 per share. In conjunction with the tender offer, the Company’s Board of Directors voted to accelerate the vesting of all unvested stock options effective September 29, 2014. The Board of Directors also voted to provide option holders the ability to exercise their options under a net-settlement program, whereby the Company issued common shares for the aggregate difference between the exercise price and the $1.20 tender offer price, minus required tax withholdings. There were 1,810,920 options exercised under this program, resulting in 470,155 common shares issued in settlement, which were immediately tendered at the $1.20 per-share tender offer price.

The Company recorded and included in selling, general and administrative expenses, $566,000 and $297,000 of stock compensation expense for the years ended June 30, 2015 and June 30, 2014, respectively.

The following are the assumptions made in computing the fair value of stock-based awards:

	Year Ended June 30	Year Ended June 30
	2015	2014
Average risk-free interest rate	2.19%	2.031%
Dividend yield	0%	0%
Expected life	10 years	5 years
Expected volatility	.52	.50
Weighted average fair value of granted options	$1.09	$0.51

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

A summary of stock option activity during the year ended June 30, 2015 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2014	3,311,745	$0.83
Granted	36,000	1.72
Exercised	(2,028,920)	0.79
Forfeited	(44,250)	0.88
Expired	—	—

Outstanding at June 30, 2015	1,274,575	$0.92	$1,527,000

Exercisable at June 30, 2015	1,250,575	$0.91	$517,000

Weighted-average remaining contractual life	6.4 Years

The aggregate intrinsic value of options exercised was $1,007,000 and $204,000 during the years ended June 30, 2015 and 2014, respectively.

All options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2015 ranged from $0.67 to $1.72 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Prices of Options Exercisable	Weighted Average Remaining Contractual Life of Options Exercisable
$0.67 – 0.75	342,975	$0.70	5.9 years	342,975	$0.70	5.9 years
0.76 – 1.00	744,100	$0.89	6.9 years	744,100	$0.89	6.9 years
1.01 – 1.72	187,500	$1.44	5.2 years	163,500	$1.40	4.6 years

	1,274,575			1,250,575

Assuming that no additional share-based payments are granted after June 30, 2015, $25,000 of compensation expense will be recognized in the consolidated statement of operations over a weighted-average period of 1.3 years.

8. Shares Reserved for Future Issuance

At June 30, 2015, the Company has reserved 2,933,112 shares of common stock for future issuance upon the exercise of stock options granted under its equity compensation plans, the vesting of restricted stock awards and the conversion of Series D Stock, and Series E Stock.

9. Fair Value Measurements

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

Level 2 – defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Assets and Liabilites Measured at Fair Value on a Non-Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis. Property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis (upon impairment). The intangible assets in the table below are measured at fair value on a non-recurring basis and are presented at fair value as of the date of impairment.

On July 31, 2012, the Company acquired certain assets of Informative Design Partners, a CFD consulting business. While the CFD business is consistently profitable and experiencing growth in revenue, its earnings have been less than the levels forecasted at the time of the acquisition. As a result, the Company concluded that the carrying value of the CFD business exceeded its fair value as of June 30, 2014 and recorded an impairment charge of approximately $1.0 million to reduce the book value of goodwill and the value of the acquired customer list. The Company used several methods to calculate the fair values, including discounted projected cash flows and multiples of historical earnings (all of which are Level 3 inputs according to ASC 820, Fair Value Measurement).

Part of the acquisition price for the CFD consulting business includes contingent consideration to be paid in future years based upon whether the CFD business achieves certain earnings targets in those years. At the time of the acquisition, the Company estimated the value of future contingent consideration payments. Because the historical earnings of the CFD business have been less than those earnings targets, the Company reduced its estimate of the remaining liability for contingent consideration recorded and recorded an adjustment during the fiscal year ended June 30, 2014 to reflect the reduced liability for contingent consideration

The following table represents the fair value hierarchy for non-financial assets measured at fair value on a non-recurring basis at June 30, 2015:

	Level 1	Level 2	Level 3	Total
Intangible assets
Customer list	$—	$—	$438,000	$438,000

Total	$—	$—	$438,000	$438,000

The carrying fair value of the Company’s CFD related customer list reflects a reduction in value of approximately $80,000 as a result of an impairment loss recognized in the year ended June 30, 2014. This asset is included in “Customer list” in the accompanying consolidated balance sheets.

10. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years ended
	June 30, 2015	June 30, 2014
Domestic	$6,764,000	$7,008,000
Foreign	(449,000)	1,917,000

Total	$6,315,000	$8,925,000

The components of the income tax provision (benefit) are as follows:

	Years ended
	June 30, 2015	June 30, 2014
Federal tax	$2,344,000	$(341,000)
State tax	406,000	(798,000)

Total	$2,750,000	$(1,139,000)

	Years ended
	June 30, 2015	June 30, 2014
Current	$2,336,000	$2,326,000
Deferred	414,000	(3,465,000)

Total	$2,750,000	$(1,139,000)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended
	June 30, 2015	June 30, 2014
Deferred tax assets:
Net operating loss carryforwards	$13,283,000	$14,681,000
Capital loss carryforwards	—	1,674,000
Accrued expenses	237,000	193,000
Expenses not currently deductible	88,000	100,000
Excess of book over tax depreciation	62,000	642,000
Excess of book over tax amortization	855,000	899,000
Other asset	3,000	3,000
Foreign tax benefit	—	82,000

Total deferred tax assets	14,528,000	18,274,000

Deferred tax liabilities:
Intangible assets	2,061,000	2,194,000
Excess of tax over book depreciation	—	185,000
Other liabilities	16,000	15,000

Total deferred tax liabilities	2,077,000	2,394,000

Deferred tax assets, net of liabilities	$12,451,000	$15,880,000
Valuation allowance	(8,014,000)	(11,029,000)

Net deferred tax asset	$4,437,000	$4,851,000

The Company’s provision for income taxes resulted in effective tax rates attributable to loss from continuing operations that varied from the statutory federal income tax rate of 34%, as summarized in the table below.

	Years ended
	June 30, 2015	June 30, 2014
Expected federal income tax expense from continuing operations at 34%	$2,147,000	$3,035,000
Expenses not deductible for income tax purposes	208,000	101,000
Amendment of prior year return	—	(60,000)
State income taxes, net of federal benefit	406,000	399,000
Difference in conversion rate	—	(46,000)
Other	(11,000)	(1,000)
Change in valuation allowance for deferred tax assets	—	(4,567,000)

Income tax (benefit) expense	$2,750,000	$(1,139,000)

As of June 30, 2015, the Company had U.S. federal net operating loss carryforwards available to reduce future taxable income of approximately $27.1 million; however, $23.3 million of these carryforwards were not recognized because they are subject to annual limitations under Internal Revenue Code Section 382 and are expected to expire before being utilized. For tax year June 30, 2015, it is projected that approximately $560,000 of net operating loss carryforwards will be utilized to offset taxable income.

In addition, as of June 30, 2015, the Company had foreign net operating loss carryforwards of approximately $13.0 million available to reduce future taxable income. Approximately $4.0 million of the prior year net operating losses expired December 31, 2014, which had a valuation allowance. The balance of the net operating losses will expire between 2028 and 2031.

The Company maintains a valuation allowance of $8.0 million for its United States subsidiaries due to the expiration of net operating losses carryforward prior to utilization and a portion of state net operating loss carryforwards. The valuation allowances are evaluated quarterly to determine the appropriate allowance amount.

11. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancellable operating lease agreements that expire in various years through 2021, and generally do not contain significant renewal options. Rent expense under operating leases for the years ended June 30, 2015 and June 30, 2014 was $2.1 million and $2.3 million, respectively. Future minimum payments under all noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2015:

Year ending June 30:
2016	$2,117,000
2017	1,682,000
2018	1,198,000
2019	755,000
2020	344,000
Thereafter	100,000

Total minimum lease payments	$6,196,000

Litigation

The Company is party to various litigation matters that management considers routine and incidental to the Company’s business. As of June 30, 2015 and June 30, 2014, the Company had accrued no material amounts related to these matters.

Guarantees

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to the performance of services; vendors in connection with guarantees of expenses incurred by employees in the normal course of business; former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies; vendors or principals in connection with performance under asset or share purchase and sale agreements and performance under credit facilities and other agreements of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. In addition, the Company is party to a guarantee with its largest vendor, Autodesk, in relation to all of the Company’s subsidiaries’ obligations to Autodesk. The Company has recorded no accrued liability related to these Agreements, based on its historical experience and information known as of June 30, 2015.

12. Employee Benefit Plans

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company, or its wholly-owned subsidiaries, who have completed three months of service. Participants may elect a pre-tax payroll deduction up to IRS maximums. As amended, the 401(k) Plan provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, or a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants. The Company may also make discretionary profit-sharing contributions to the 401(k) Plan for all participants who are employed on the last day of the plan year but has not done so for the plan year ended December 31, 2014. The Company also has a retirement savings plan (“RSP”) that covers substantially all Canadian-based employees of the Company and its wholly-owned subsidiaries. Upon hire, participants may elect a pre-tax payroll deduction, subject to limitations as prescribed by the Canadian Revenue Agency. The RSP provides that the Company will match 100% of the participant salary deferrals up to 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a total possible maximum matching contribution of 4% of a participant’s compensation, for all participants who have completed 12 months of service. The total amount recorded by the Company as expense, under both plans, during the years ended June 30, 2015 and June 30, 2014 was approximately $854,000 and $900,000, respectively.

13. Significant Supplier

Approximately 97% and 96%, respectively, of the Company’s inventory purchases for the years ended June 30, 2015 and 2014 were from one vendor and its distributors, and approximately 92% and 89%, respectively, of accounts payable at June 30, 2015 and 2014 were due to this vendor and its distributors. Approximately 96% of the Company’s total product revenues are related to this supplier’s products. The Company is a party to a Value Added Reseller Agreement with Autodesk effective February 1, 2015. The agreement has a term of three years and designates the Company as an authorized reseller of Autodesk software and prescribes the authorized sales territories, authorized products and services, rebate and incentive program details and marketing support.

14. Discontinued Operations

During the fiscal quarter ended September 30, 2014, as part of the Company’s strategy to focus on its core strengths, the Company sold its Rand Secure Data archiving business. Thus, the results of operations and cash flows from the data archiving business have been classified as discontinued operations for all periods presented.

During the fourth quarter of 2013, the Company disposed of its operations in Australia, Singapore and Malaysia because those divisions did not align with the current strategic direction of the Company.

The following table summarizes the financial results of the entities which have been reclassified as discontinued operations for the periods presented

	Years ended
	June 30, 2015	June 30, 2014
Revenues	$915,000	$2,612,000
Loss from discontinued operations, net of tax of $232,000 and $584,000	452,000	1,007,000
Loss on sale or disposition of discontinued operations, net of tax of $414,000 and $0	1,072,000	463,000

15. Liquidity and Capital Resources

The Company had a working capital surplus of $851,000 and $13,013,000 as of June 30, 2015 and June 30, 2014, respectively.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan Merger dated as of August 17, 2010 by and among Avatech Solutions, Inc., ASRW Acquisition Sub, Inc., Rand Worldwide, Inc. and RWWI Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

3.1(i)	Restated Certificate of Incorporation of Spatial Technology, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

3.1(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of Spatial Technology, Inc., changing Spatial Technology, Inc.’s name to PlanetCad, Inc. (incorporated by reference to Exhibit 3(i).2 to the Registration Statement on Form SB-2 filed by PlanetCad, Inc. on November 21, 2000, File No. 333-50426)

3.1(iii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed by PlanetCad, Inc. on March 11, 2002, File No. 001-31265)

3.1(iv)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by PlanetCad, Inc. on May 28, 2002)

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of PlanetCad, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vi)	Certificate of Amendment of Certificate of Incorporation, changing PlanetCad, Inc.’s name to Avatech Solutions, Inc. (incorporated by reference to Annex G of the Pre-Effective Amendment No. 2 on Form S-4/A filed by PlanetCad, Inc. on September 13, 2002, File No. 333-89386)

3.1(vii)	Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6A of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on April 11, 2003, File No. 333-104035)

3.1(viii)	Certificate of Amendment to Certificate of Designations – Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(ix)	Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(x)	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004

3.1(xi)	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xii)	Certificate of Elimination of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

3.1(xiii)	Certificate of Amendment to the Restated Certificate of Incorporation of Avatech Solutions, Inc. (incorporated by reference to Exhibit 3.13 of the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

3.1(xiv)	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on May 9, 2005)

3.1(xv)	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series F 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 19, 2006)

3.1(xvi)	Certificate of Amendment of Restated Certificate of Incorporation of Avatech Solutions, Inc., changing Avatech’s name to Rand Worldwide, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by Rand Worldwide, Inc. on May 16, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Registration Statement on Form SB-2 filed by Spatial Technology, Inc. on November 21, 2000, File No. 333-50426)

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

4.2	Registration Rights Agreement between Avatech Solutions, Inc. and RWWI Holdings LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avatech Solutions, Inc. filed on August 17, 2010)

9.1	Stockholders’ Agreement by and among Avatech Solutions, Inc., RWWI Holdings LLC and certain holders of common stock dated as of August 17, 2010 (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.1	Lease between Merritt-DM1, LLC and Avatech Solutions, Inc. effective June 1, 2004 (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 1 on Form S-1/A filed by Avatech Solutions, Inc. on July 19, 2004, File No. 333-114230)

10.2	Form of Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on February 13, 2004)

10.3	Form of Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Avatech Solutions, Inc. on September 28, 2010)

10.4	Avatech Solutions, Inc. 2002 Stock Option Plan (incorporated by reference to Annex F of the Registration Statement on Form S-4 filed by Avatech Solutions, Inc. on May 30, 2002, File No. 333-89386)

10.5	Form of First Amendment to Stock Option (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.6	Avatech Solutions, Inc. Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on February 10, 2006, File No. 333-131721)

10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 12, 2009)

10.8	Avatech Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed by Avatech Solutions, Inc. on December 4, 2007 File No. 333-147823)

10.9	Rand Worldwide, Inc. Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quartered ended December 31, 2012 filed by Rand Worldwide, Inc. on February 14, 2013)

10.10	Employment Agreement between Avatech Solutions, Inc. and George Davis dated 28, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 29, 2010)

10.11	Employment Agreement between Marc L. Dulude and Rand Worldwide, Inc. dated March 30, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 4, 2011)

10.12	Amended and Restated Employment Agreement between Avatech Solutions, Inc. and Lawrence Rychlak dated August 17, 2010 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.13	Employment Agreement between Robert F. Heeg and Rand Worldwide, Inc. dated May 16, 2008 (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K of Rand Worldwide, Inc. filed on September 28, 2011)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.15	Revolving Loan Promissory Note issued by Avatech Solutions Subsidiary, Inc. and Avatech Solutions Subsidiary, Inc. to Mercantile Safe-Deposit & Trust Co. dated January 27, 2006 (incorporated by reference to Exhibit 10.50 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.16	Loan and Security Agreement among Avatech Solutions Subsidiary, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co., dated January 27, 2006 (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 filed by Avatech Solutions, Inc. on February 10, 2006, File No 333-131720)

10.17	Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc. and Mercantile Safe-Deposit & Trust Co. dated May 30, 2006 (incorporated by reference to Exhibit 10.57 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on June 8, 2006)

10.18	Second Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and Mercantile Bank & Trust Co., dated December 31, 2006 (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed by Avatech Solutions, Inc. on November 14, 2007)

10.19	Third Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on January 30, 2009)

10.20	Fourth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 30, 2009)

10.21	Fifth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on August 17, 2010)

10.22	Sixth Modification Agreement among Avatech Solutions, Inc., Avatech Solutions Subsidiary, Inc and PNC Bank, National Association, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Avatech Solutions, Inc. on December 20, 2010)

10.23	Revolving Credit and Security Agreement dated as of August 14, 2009 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.25 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.24	First Amendment to Revolving Credit and Security Agreement dated as of January 22, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.25	Second Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.26	Third Amendment to Revolving Credit and Security Agreement dated as of July 23, 2010 by and among PNC Bank, National Association and Rand Worldwide US Holdings, Inc., Rand A Technology Corporation, Rand Technologies of Michigan, Inc. and Rand IMAGINiT Technologies, Inc. (incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-KT filed by Avatech Solutions, Inc. on November 15, 2010)

10.27	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 31, 2010 by and among PNC Bank, National Association, Rand A Technology Corporation and Rand Worldwide Subsidiary, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on January 5, 2011)

10.28	Committed Line of Credit Note, dated as of February 28, 2012, issued by Rand Worldwide, Inc. and Rand A Technology Corp. to the order of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.29	Financing and Security Agreement, dated as of February 28, 2012, by and among PNC Bank, National Association, Rand Worldwide, Inc. and Rand A Technology Corp (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.30	Form of Guaranty and Security Agreement, dated as of February 28, 2012, by Rand Worldwide Subsidiary, Inc. and Rand Worldwide Foreign Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on March 5, 2012)

10.31	Loan Document Modification Agreement dated April 12, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on April 12, 2013)

10.32	Credit Agreement dated as of November 3, among Rand Worldwide, Inc., the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rand Worldwide, Inc. on November 7, 2014)

10.33	Pledge and Security Agreement dated as of November 3, 2014 by and among Rand Worldwide, Inc., Rand Worldwide Foreign Holdings, Inc., Rand Worldwide Subsidiary, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rand Worldwide, Inc. on November 7, 2014)

10.33	Autodesk Authorized Value Added Reseller Agreement between Rand IMAGINiT Technologies, Inc. and Autodesk, Inc, dated February 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Rand Worldwide, Inc. on September 6, 2013)

10.34	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Pacific Asset Partners and Sigma Opportunity Fund, LLC, dated August 17, 2010 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

10.35	Omnibus Waiver and Termination Agreement among Avatech Solutions, Inc., Sigma Opportunity Fund, LLC, Garnett Y. Clark, Jr., Robert Post and George Davis, dated August 17, 2010 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K of Avatech Solutions, Inc. filed on September 28, 2010)

21.1	Subsidiaries of Avatech Solutions, Inc. (filed herewith)

31.1	Rule 15d-14(a) Certifications by Principal Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certifications by Principal Accounting Officer (filed herewith)

32.1	Section 1350 Certifications (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document. (filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document. (filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (filed herewith)